Form 10QSB
period 1998-04-30
TRANSFORMATION PROCESSING INC
filed 1998-07-01
CIK 1034694

                 United States Securities and Exchange Commission
                              Washington, D.C.  20549

                                    FORM 10-QSB


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 1998
                                    -----------------------------------------
             [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    -------------------

     Commission file number          0-23903
                           --------------------------

                          TRANSFORMATION PROCESSING INC.
         (Exact name of small business issuer as specified in its charter)

                 Nevada                                 95-4583945
      (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

            2121 Argentia Road, Suite 200, Mississauga, Ontario L5N 2X4
                     (Address of principal executive offices)

                                  (905) 812-7907
                           (Issuer's telephone number)

                                  Not Applicable
               (Former Name, Former Address and Former Fiscal Year,
                           if changed Since Last Report)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES                NO      X*
    ------------      -------------

* The issuer became subject to the filing requirements on May 12, 1998.

     As of April 30, 1998, the issuer had 15,298,505 shares of Common Stock, par value $.001 per share, issued and outstanding.

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                 TRANSFORMATION PROCESSING INC.
                                                  (a development stage company)


                                                               BALANCE SHEET
                                                               April 30, 1998      July 31, 1997
                                                               --------------      -------------
                                                                 Unaudited

ASSETS
Current Assets:
     Cash                                                        $   274,206        $    16,431
     Time deposits                                                        --             23,368
     Accounts receivable                                             216,904              3,674
     Due from related parties                                        122,342            127,405
     Prepaid expenses and other current assets                         4,952              3,399
                                                                 ------------       ------------
          Total current assets                                       618,404            174,277

Property and Equipment, net                                          164,224            109,077
Software Marketing Rights, net                                       442,826            606,340
Deferred debt cost, net                                              357,843                 --
Other Assets                                                              --              4,684
                                                                 ------------       ------------
          Total Assets                                           $ 1,583,297        $   894,378
                                                                 ------------       ------------
                                                                 ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                            $   362,474        $    25,904
     Accrued expenses and other current liabilities                  130,031             88,582
     Convertible debt                                                968,392                 --
     Settlement liability                                             87,155                 --
     Current maturities of loan payable - bank                        54,228             36,259
     Current maturities of notes payable - stockholders               43,506             85,793
                                                                 ------------       ------------
          Total current liabilities                                1,645,786            236,538
Loan Payable - bank, net of current maturities                        16,729             21,137
Notes Payable - stockholders, net of current maturities                   --             28,195
                                                                 ------------       ------------
          Total liabilities                                        1,662,515            285,870
                                                                 ------------       ------------

Stockholders' Equity (Notes 1 and 2)
     Common stock - $.001 par value; authorized 50,000,000
         shares issued and oustanding 15,298,505 shares at
         April 30, 1998 and 12,169,282 at July 31, 1997               15,299             12,169
     Preferred stock - $.001 par value;
         authorized 5,000,000 shares
          none issued
     Additional paid-in capital                                    4,596,974          3,358,020
     Deficit accumulated during the development stage             (4,818,135)        (2,784,536)
     Cumulative foreign currency translation adjustments             126,645             22,855
                                                                 ------------       ------------
          Stockholders' equity                                       (79,217)           608,508
                                                                 ------------       ------------

          Total Liabilities and Stockholders' Equity             $ 1,583,297        $   894,378
                                                                 ------------       ------------
                                                                 ------------       ------------



                          See notes to financial statements

                                                 TRANSFORMATION PROCESSING INC.
                                                  (a development stage company)

                                                        STATEMENT OF OPERATIONS
                                                                      Unaudited


                                                                                                                        Cumulative
                                                        Period from      Nine-month      Three-month     Three-month       amounts
                                                      April 1, 1996    Period ended     Period ended    Period ended          from
                                            (date of incorporation)   April 30,1998    April 30,1997   April 30,1998     inception
                                                   to April 30,1997
                                            -----------------------   -------------    -------------   -------------    ----------
Revenue                                               $    24,147      $   415,345      $     -          $  260,324    $   462,662
                                                      -----------      -----------      -----------      ----------    -----------
Expenses
     Cost of consulting services                           10,078          141,899            2,312          80,794        153,171
     Cost of software translation services                172,895          304,536           18,230         277,967        997,265
     Software development                                 131,683          329,806          119,605         119,886        548,018
     General and administrative                           605,435        1,611,680          177,868         355,480      1,986,104
     Noncash consulting costs                           1,536,341                                                        1,536,341
                                                      -----------      -----------      -----------      ----------    -----------

Total Expenses                                          2,456,432        2,387,922          318,015         834,127      5,220,899
                                                      -----------      -----------      -----------      ----------    -----------
Loss from operations                                   (2,432,285)      (1,972,577)        (318,015)       (573,803)    (4,758,237)

Interest income, net of interest expense                    1,030          (61,023)             (20)        (11,159)       (59,898)
                                                      -----------      -----------      -----------      ----------    -----------
Net loss                                              $(2,431,255)     $(2,033,599)     $  (318,035)     $ (584,962)   $(4,818,135)
                                                      -----------      -----------      -----------      ----------    -----------
Net loss per common share                             $     (0.25)     $     (0.14)     $     (0.03)     $    (0.04)
                                                      -----------      -----------      -----------      ----------
Weighted average number of common shares outstanding    9,697,753       14,187,071        9,697,753      14,187,071
                                                      -----------      -----------      -----------      ----------


                          See notes to financial statements

                                                 TRANSFORMATION PROCESSING INC.
                                                  (a development stage company)

                                                        STATEMENT OF CASH FLOWS


                                                           Period from          Nine-month         Three-month          Cumulative
                                                         April 1, 1996        Period ended        Period ended             amounts
                                                (date of incorporation      April 30, 1998      April 30, 1998      from inception
                                                     to April 30, 1997
                                                 ---------------------      --------------      --------------      --------------
Cash flows from operating activities:
  Net loss from development stage operations                (2,784,536)         (2,033,599)           (584,962)         (4,818,135)
  Adjustment to reconcile net loss from development
    stage operations to net cash used in
    operating activities
     Depreciation  and amortization                            197,483             168,816              60,698             366,299
     Issuance of options to purchase common
       stock for services                                       27,588                (718)               -                 26,870
     Issuance of common stock for services in
       reverse acquisition                                   1,549,056             (40,316)               -              1,508,740
     Changes in operating assets and liabilities:
        Increase in accounts receivable                         (3,705)           (217,161)           (150,625)           (220,865)
        Decrease in time deposits                              (23,561)             23,561                -                   -
        Increase in prepaid expenses and
          other current assets                                  (3,426)             (1,617)             46,417              (5,043)
        (Increase) decrease in other assets                     (4,723)              4,723                -                   -
        Increase in accounts payable                            26,116             342,980              31,830             369,096
        Increase in litigation liability settlement               -                 88,742              (4,950)             88,741
        Increase in due to related party                          -                     -             (265,784)               -
        Increase (decrease) in accrued expenses and
          other current liabilities                             89,317              43,090             122,504             132,407
                                                            ----------         -----------           ---------         -----------
            Net cash used in operating activities             (930,391)         (1,621,499)           (744,872)         (2,551,890)
                                                            ----------         -----------           ---------         -----------


Cash flows from investing activities:
   Purchase of property and equipment                         (124,733)            (91,953)                 -             (216,686)
   Purchase of intangible assets                               (24,156)                 -                   -              (24,156)
   Advances to related parties                                (129,621)               (112)                541            (129,733)
                                                            ----------         -----------           ---------         -----------
            Cash used in investing activities                 (278,510)            (92,065)                541            (370,575)
                                                            ----------         -----------           ---------         -----------

Cash flows from financing activities:
   Proceeds from loan - bank                                    73,158              50,425                -                123,583
   Repayments of loan payable - bank                           (15,054)            (34,792)            (15,085)            (49,846)
   Repayments of notes payable - stockholders                  (74,924)            (67,369)            (16,393)           (142,293)
   Proceeds from issuance of common stock                    1,240,109           1,038,998                -              2,279,107
   Proceeds from issuance of convertible debenture                -                986,120             992,214             986,120
                                                            ----------         -----------           ---------         -----------
             Net cash provided by financing activities       1,223,289           1,973,382             960,736           3,196,671
                                                            ----------         -----------           ---------         -----------
Effect of exchange rate changes on cash                         (2,043)             (2,043)            (24,609)               -
                                                            ----------         -----------           ---------         -----------

Net increase in cash                                            16,431             257,775             191,796             274,206
Cash at beginning of period                                       -                 16,431              82,410
                                                            ----------         -----------           ---------         -----------
Cash at end of period                                           16,431             274,206             274,206             274,206
                                                            ----------         -----------           ---------         -----------
                                                            ----------         -----------           ---------         -----------



                    See notes to financial statements

                                                 TRANSFORMATION PROCESSING INC.
                                                  (a development stage company)

                                               STATEMENT OF STOCKHOLDERS' EQUITY

Nine month period ended April 30, 1998



                                                                             Deficit
                                                                           Accumulated        Foreign
                                                            Additional     During the        Currency       Stock-
                                     Common Stock              Paid-in      Development    Translation    holders'
                                Shares          Amount         Capital         Stage        Adjustments     Equity
                              ----------       --------    -----------   ------------      ---------    -----------
Balance at July 31, 1997      12,169,282       $ 12,169    $ 3,358,020   $ (2,784,536)     $  22,855    $   608,508
                              ----------       --------    -----------    -----------      ---------    -----------
Issuance of common
stock for cash                 3,129,223       $  3,130    $   970,108                                  $   973,238

Issuance of convertible
debentures for cash                                        $   268,846                                  $   268,846

Net loss                                                                  $(2,033,599)                   (2,033,599)

Cumulative foreign currency                                                                $ 103,790        103,790
  translation adjustment
                              ----------       --------    -----------    -----------      ---------    -----------
Balance at April 30, 1998     15,298,505       $ 15,299    $ 4,596,974    $(4,818,135)     $ 126,645    $   (79,217)
                              ----------       --------    -----------    -----------      ---------    -----------




                          See notes to financial statements

TRANSFORMATION PROCESSING INC.
NOTES TO FINANCIAL STATEMENTS

(The information pertaining to the nine-month period ended April 30, 1998 and for the period from April 1,1996 (date of incorporation) to April 30, 1997 are unaudited)

1.   BASIS OF PRESENTATION, EVENTS, AND REVERSE ACQUISITION

     The financial statements of Transformation Processing Inc., ("the Company") included herein have been prepared pursuant to generally accepted accounting principles and have not been examined by independent public accountants. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly the results of operation have been made. Pursuant to Securities and Exchange Commission ("SEC") rules and regulations, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The disclosure contained herein should be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the period ended July 31, 1997. The results of operations for the nine-month period ended April 30, 1998 and the period ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     On August 20, 1996, Samuel Hamann Graphix, Inc. acquired all of the outstanding common stock of Transformation Processing Inc. ("Ontario"), a Canadian corporation. For accounting purposes the acquisition has been treated as a recapitalization of Ontario with Ontario as the acquirer (reverse acquisition). Samuel Hamann Graphix, Inc. changed its name to Transformation Processing Inc. (the "Company"). In February 1998, Ontario merged into the Company. The accompanying financial statements reflect this merger as if it had occurred on July 31, 1997.

     Loss per share is based on the weighted-average number of shares of common stock outstanding during the year.

     The Company's functional currency is the Canadian Dollar. Balance sheet accounts are translated into U.S. dollars using current exchange rates in effect at the balance sheet date and revenue and expense accounts are translated using an average exchange rate for the period. The gains and losses resulting from translation are included in stockholders equity.

2.   STOCKHOLDERS' EQUITY

     The Company issued shares of common stock for cash, as follows:


                              Common Stock
                              ------------         Additional     Stockholders'
                             Shares    Amount    Paid-in Capital     Equity
                             ------    ------    ---------------   -------------
     August 28, 1997        198,000    $198          $88,496         $88,694
     September 4, 1997      589,000     589          121,450         122,039
     September 26, 1997     400,000     400          195,779         196,179
     October 23, 1997       400,000     400          199,600         200,000
     October 31, 1997       100,000     100           49,900          50,000
     December 10, 1997      997,778     998          215,327         216,326
     January 26, 1998       444,445     445           99,556         100,000
                          ---------  ------         --------        --------
                          3,129,223  $3,130         $970,108        $973,238




3.   EQUITY TRANSACTIONS

     On May 21, 1998, the Company issued for cash, two $250,000.00 6% Convertible Debentures.

     These convertible debentures are convertible to common stock at 80% (eighty percent) of the five day average closing ask price prior to the date of conversion. Each debenture is covered by a registration rights agreement that prevents the conversion to common stock without the securities being registered under the Securities Act. Each debenture carries warrants that are calculated at 20% (twenty percent) of the initial cash consideration times 120% (one hundred and twenty percent) of the closing ask price at closing date. Each debenture carries a placement fee payable to Thomson Kernaghan of 4% (four percent) of the debenture value.

     Charges relating to the issuance of convertible debentures are being amortized over the period the debentures are convertible, ninety days. In addition, the Company incurred debt issue costs of approximately $85,000, which will be amortized using a straight-line method over the term of the conversion period of the debentures.

4.   SUBSEQUENT CHARGES

     The Company will incur a charge of $286,294.00 to operations in the fourth fiscal quarter ending July 31, 1998 in relation to the issuance of convertible debt instruments. This charge is related to warrants issued as part of the convertible debenture and, will be offset to Additional Paid-in Capital.

5.   MATERIAL DISCLOSURE

     The Company entered into an agreement with Martin E. Janis & Company ("Janis") to provide the Company public and investor relations. Under the terms of the agreement, the Company will grant Janis 150,000 common shares of the Company as compensation for services that had not been provided as of April 30, 1998. The common stock will be restricted under Rule 144 under the Securities Act.

6.   SETTLEMENT LIABILITY

     The Company reached an out of court settlement with IBS Conversions, Inc. ("IBS") concerning an outstanding lawsuit filed by IBS with the district court of Illinois. The Settlement Agreement called for the payment of $90,000 to IBS over a period of six months. In return, the Company received the full release of IBS. The Company agreed to pay $30,000 on June 26, 1998 and, $12,000 on the 26th of each consecutive month until fully paid.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's third quarter ended financial statements and notes thereto dated April 30, 1998 and 1997 and cumulative results from April 1, 1996 (date of incorporation) to April 30, 1998. The period ended April 30, 1997 includes the results of operation of the Company for the period from April 1, 1996 to April 30, 1997 (hereinafter the "nine-month period ended April 30, 1997"). The results of operations for the period from April 1, 1996 to July 31, 1996 were not material.

Net Losses

For the quarters ended April 30, 1998 and 1997, the Company incurred net losses of $584,962 and $318,035, respectively. For the nine-month period ended April 30, 1998 and 1997, the Company incurred net losses of $2,033,599 and $2,431,255, respectively. Cumulative losses from April 1, 1996 totaled $4,818,135. Explanations of these results are set forth below. The Company expects to continue to incur operating losses until such time, if ever, as it generates substantial revenues from the performance of its service offerings.

Revenue

For the quarter ended April 30, 1998 the Company's revenue was $260,324. The Company had no revenue for the quarter ended April 30, 1997. For the nine-month period ended April 30, 1998 the Company's revenue was $415,345 as compared to $24,147 for the same period ended April 30, 1997. The Company saw continuing gains in the Groupware business vertical. Conversion Services, the Company's core business, accounted for $43,084 or 10% of gross revenue for the nine-month period ended April 30, 1998, as compared to $14,786 for the same period in 1997. While no revenue was recorded in the quarter ending April 30, 1998 as it relates to Year 2000 services, the Company expects activity in this area to increase substantially for the fiscal year ending July 1998.

Through the fall of 1996, the Company positioned itself to market its core translation software and target the mid frame environment. The Company's product offerings received good exposure and acceptance, however, the plan to upgrade systems was receiving less attention as a new technical problem was taking hold; namely Year 2000 compliance. Never before had the information technology industry seen the scope of this problem and the dollar volumes attached to repair it. The Company negotiated several vendor relationships and, by April of 1997 was selling year 2000 solutions. The Company also developed its own proprietary tool which is referred to as "Century Scan". The product was commercially introduced on March 25, 1998 and has received good reviews and, is gaining acceptance. The Company continues to develop the product and new releases have been introduced.

As the Company had shifted its marketing and sales efforts to the Year 2000, a number of industry specialists were brought on board to represent the Company's interests. TPI is now bidding on, and, may participate in contracts, ranging in size from $100,000 to $1,000,000. This environment will introduce the Company to many cross-selling engagements whereas other products and services can be delivered.

Expenses

For the quarters ended April 30, 1998 and April 30, 1997, cost of consulting services accounted for $80,794 and $2,312, respectively. For the nine-month periods ended April 30, 1998 and 1997, cost of consulting services expenses were $141,899 and $10,078, respectively. Cumulatively, cost of consulting services accounted for $153,171, of total expenses. The Company anticipates managed growth in this area as people are added to satisfy consulting services provided to our customers. As the employment market becomes more competitive as the result of channeling human resources toward the Year 2000 problem, the Company expects to pay a premium for skilled consultants. These consulting services will be allocated to projects in which the Company has signed contracts.

Cost of software translation services accounted for $277,967 of total expenses for the quarter ended April 30, 1998. Comparatively, the Company spent $18,230 for the same quarter ended April 30, 1997 and, has spent $997,265 cumulatively in the development stage. For the nine-month period ended April 30, 1998 and 1997, software translation services expenses were $304,536 and $172,895, respectively. The Company anticipates adding people to this area by the end of the fiscal year ending July 31, 1998, but, only if contracts are in hand. This growth will depend on the volume of conversion services and year 2000 scan and repair services provided to our customers. Software development accounted for $119,886 of total expenses for the quarter ended April 30, 1998. Comparatively, the Company spent $119,605 for the same quarter in 1997 and, has spent $548,018 cumulatively in the development stage. The increases in costs of product development are expected to continue as the Company expands its product offerings.

General and administrative expense accounted for $355,480 of expenses for the quarter ended April 30, 1998. Comparatively, the Company spent $177,868 for the same quarter in 1997 and, has spent $1,986,104 cumulatively in the development stage. General and administrative expense accounted for $1,611,680 of expenses for the nine-month period ended April 30, 1998 compared to $605,435 for the nine-month period in 1997. The Company's general and administrative expenses consisted primarily of salaries, rent, consulting fees, advertising and legal costs associated with running a publicly traded company.

For the quarter ending April 30, 1997, the Company incurred two unusual expenses. The first was the settlement of an outstanding issue regarding the distribution of additional shares of the Company to Jaford Holdings Limited ("Jaford") in relation to software marketing rights. The Company elected to pay $259,500 in cash to settle the dispute. In turn, the Company received full release from Jaford with no further exposure to the Company. In the second instance, the Company negotiated an out of court settlement with IBS Conversions, Inc. ("IBS") concerning an outstanding lawsuit filed by IBS with the District Court of Illinois. The Settlement Agreement called for the payment of $90,000 to IBS over a period of six months. In return, the Company received the full release of IBS.

The Company incurred a charge of $1,536,341 for the fiscal period ended April 30, 1997 to record an expense related to shares issued to consultants involved in the reverse acquisition of Samuel Hamann Graphix. The charge recognized the fair value of the shares however, did not represent a cash outlay.

Cost of Consulting Services, Conversion Services and Product Development

The Company's variable costs of software consulting, translation services and development are in a direct relation to the volume of sales. As a percentage of revenue, these costs will vary depending on the nature of the sale and the product mix required to satisfy customer needs. Sales based on mature product will yield a higher margin while specific project type environments may call for a higher degree of manpower and travel costs.

The Company will continue product development of the core software product to enable the Company to broaden its impact on many vendor environments. The development of translators to translate application code from any type of machine language to virtually any target platform will serve as the benchmark of the Company to respond effectively to end user requirements. The key to this objective is a responsive, knowledgeable development team.

General and administrative

General and administrative costs consist of management and administrative staff, professional services, office and occupancy costs. Significant costs are attributed to the Company becoming a public company. This status will increase audit and legal costs significantly. In relation to the Company becoming a public company, the cost of corporate relations will also increase as quarterly reports and other investor information is required. The Company anticipates that its General and Administrative costs (as a percentage of costs) will decline as the Company's operations expand.

Liquidity and Capital Resources

At April 30, 1998, the Company had a deficit accumulated during the development stage of ($4,818,135), current assets of $618,404 and current liabilities of $1,645,785, which resulted in a current ratio of 1:2.66. During the three-month period ended April 30, 1998, the Company entered into a convertible debenture with two private placement investors sponsored by Thomson Kernaghan a registered broker dealer. The convertible debt will require the issuance of common stock at date of conversion, not cash resources of the Company. Otherwise, the Company did not incur any additional long-term debt. The Company has funded its activities to April 30, 1998 primarily through private placements of securities, the issuance of convertible debentures and to a lessor extend, from cash flow from the proceeds of two bank loans. The outstanding principal balance of the loans is currently approximately $70,957 and the loans bear interest at an annual rate equal to 2.5% over the bank's prime rate of interest in effect from time to time. Repayment of the loans, together with interest thereon, is secured by a lien on substantially all of the assets of the Company and the Company's executive officers and directors guarantee repayment of the loans. The Company expects to continue to raise capital through these vehicles to fund operating activities and other capital requirements. Failure to obtain such equity capital could have a material adverse impact on the Company's ability to expand its operations. There can be no assurance that equity capital will be available to the Company on acceptable terms or at all.

In addition, implementation of the Company's business plan subsequent to the Company's year end will require capital resources substantially greater than those currently available to the Company. The Company may determine, depending on the opportunities available to it, to seek additional debt or equity financing to fund the cost of continuing expansion. To the extent that the Company finances expansion through the issuance of additional equity securities, any such issuance would result in dilution of the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities to finance expansion activities, it will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal of, and interest on, any such indebtedness.

The Company has no current arrangements with respect to, or sources of, additional financing, and it is not contemplated that its existing stockholders will provide any portion of the Company's future financing requirements. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability of the Company to obtain financing when needed will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

During the nine-month period ended April 30, 1998, the Company had a net increase in cash of $257,775 as compared to $112,430 in the nine-month period ended April 30, 1997. This resulted primarily from a negative cash flow from operating activities of $1,621,499 in the nine-month period ended April 30, 1998, which resulted primarily from a net loss from development stage operations of $2,033,599 and a $217,161 increase in accounts receivable and a $168,816 increase in depreciation and amortization offset, in part, by a $342,980 increase in accounts payable. During the nine-month period ended April 30, 1997 the Company had a net loss of $2,326,919. This loss resulted primarily from operating results during the development stage and, a $1,504,978 non-cash charge from the issuance of common stock taken as a consulting fees expense.

The Company used $91,953 to purchase property and equipment during the nine-month period ended April 30, 1998, as compared to $113,614 in the nine-month period ended April 30, 1997 and $127,405 of advances to related parties.

The Company had net cash flow provided by financing activities of $1,973,382 in the nine-month period ended April 30, 1998, consisting primarily of $1,038,998 obtained from the issuance of common stock and $986,120 upon the issuance of convertible debentures. During the nine-month period ended April 30, 1997, the company had net cash primarily from financing activities of $1,207,496. This consisted primarily of $1,140,360 from the issuance of Common Stock.

Inflation

The Company believes that the impact of inflation and changing prices on its operations since commencement of operations has bee negligible.

PART II- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

[a]  Financial Data Schedule

[b]  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the three-month period ended April 30, 1998.


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TRANSFORMATION PROCESSING INC.



Date July 1, 1998                             /s/ John McGee
     ---------------------------            ----------------------------------
                                            John McGee, Chief Financial Officer