Form 10QSB/A
period 1998-04-30
TRANSFORMATION PROCESSING INC
filed 1998-09-10
CIK 1034694

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended            April 30, 1998
                                  -----------------------------------------

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                    to
                                 ------------------    -----------------------

                         Commission file number 0-23903
                                               -----------


                         TRANSFORMATION PROCESSING INC.
        (Exact name of small business issuer as specified in its charter)

               Nevada                                        95-4583945
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

          5500 Explorer Drive, Suite 2000, Mississauga, Ontario L4W 5C7
                    (Address of principal executive offices)

                                 (905) 206-1366
                           (Issuer's telephone number)

          2121 Argentia Road, Suite 200, Mississauga, Ontario L5N 2X4
                                 --------------
   (Former Name, Former Address and Former Fiscal Year, if changed Since Last
    Report)

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            YES  X     NO
                 ----    -----

* The issuer became subject to the filing requirements on May 12, 1998.

         As of June 30, 1998, the issuer had 15,298,505 shares of Common Stock, par value $.001 per share, issued and outstanding.

Part I - Financial Information


Item 1.  Financial Statements


                          Index to Financial Statements
                          -----------------------------

                        THREE MONTHS ENDED APRIL 30, 1998
                  AND FOR THE NINE MONTHS ENDED APRIL 30, 1998
                                   (UNAUDITED)

                                                                            Page
                                                                            ----

Balance Sheet                                                                  1

Statement of Operations                                                        2

Statement of Stockholders' Deficiency                                          3

Statement of Cash Flows                                                        4

Notes to Financial Statements                                                  5

Financial Data Schedule                                                      S-1


                           TRANSFORMATION PROCESSING INC.
                           (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

--------------------------------------------------------------------------------------------------------
                                                                    April 30, 1998        July 31, 1997
--------------------------------------------------------------------------------------------------------
                                                                     (unaudited)
ASSETS
Current Assets:
  Cash                                                               $   274,206          $    16,431
  Time deposits                                                            --                  23,368
  Accounts receivable                                                    216,904                3,674
  Due from related parties                                               122,343              127,405
  Prepaid expenses and other current assets                                4,952                3,399
-----------------------------------------------------------------------------------------------------
    Total current assets                                                 618,405              174,277

Property and Equipment, net of accumulated depreciation of $44,485       164,224              109,077
Software Marketing Rights, net                                           442,826              606,340
Deferred debt cost, net (Note 3)                                         171,549                4,684
-----------------------------------------------------------------------------------------------------
Total Assets                                                         $ 1,397,004          $   894,378
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable                                                   $   362,474          $    25,904
  Accrued expenses and other current liabilities                         130,031               88,582
  Convertible debt, net (Note 3)                                         782,098                --
  Settlement liability                                                    87,155                --
  Current maturities of loan payable - bank                               54,228               36,259
  Notes payable - stockholders                                            43,506               85,793
-----------------------------------------------------------------------------------------------------
    Total current liabilities                                          1,459,492              236,538
Loan Payable - bank, net of current maturities                            16,729               21,137
Notes Payable - Stockholders, net of current maturities                    --                  28,195
-----------------------------------------------------------------------------------------------------
    Total liabilities                                                  1,476,221              285,870
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

Stockholders' Deficiency (Notes 1 and 2)
  Common stock - $.001 par value; authorized 50,000,000 shares
    issued and oustanding 15,298,505 shares                               15,299               12,169
-----------------------------------------------------------------------------------------------------
  Preferred stock - $.001 par value; authorized 5,000,000 shares none issued
  Additional paid-in capital                                           4,776,342            3,358,020
  Deficit accumulated during the development stage                    (4,918,135)          (2,784,536)
  Cumulative foreign currency translation adjustments                     47,277               22,855
-----------------------------------------------------------------------------------------------------
    Stockholders' Deficiency                                             (79,217)             608,508

-----------------------------------------------------------------------------------------------------
    Total Liabilities and Stockholders' Deficiency                   $ 1,397,004          $   894,378

-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

                       See notes to financial statements

                           TRANSFORMATION PROCESSING INC.
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                  Unaudited

------------------------------------------------------------------------------------------------------------------------------------
                                                       Period from      Nine-month    Three-month     Three-month Cumulative amounts
                                                     April 1, 1996    Period ended   Period ended    Period ended     from inception
                                           (date of incorporation)   April 30,1998  April 30,1997   April 30,1998
                                                  to April 30,1997
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                               $     24,072    $    415,345       $      -     $    260,324     $    462,662
------------------------------------------------------------------------------------------------------------------------------------
Expenses
    Cost of consulting services                             10,078         141,899          2,312           80,794          153,170
    Cost of software transformation services               172,895         304,536         18,230          277,967          497,265
    Software development                                   131,683         329,806        119,605          119,886          548,018
    General and administrative                             533,969       1,565,388        177,868          295,517        2,439,813
    Noncash consulting costs                             1,536,341                                                        1,536,341
------------------------------------------------------------------------------------------------------------------------------------
Total Expenses                                           2,384,966       2,341,630        318,015          774,164        5,174,607
------------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                    (2,360,894)     (1,926,285)      (318,015)        (513,840)      (4,711,945)
------------------------------------------------------------------------------------------------------------------------------------
Interest income (expense), net                               1,974        (207,314)           (20)        (171,122)        (206,190)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                              $ (2,358,920)   $ (2,133,599)  $   (318,035)    $   (684,962)    $ (4,918,135)
------------------------------------------------------------------------------------------------------------------------------------
Net loss per common share                             $      (0.24)   $      (0.15)  $      (0.03)    $      (0.05)
-------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding     9,697,753      14,187,071      9,697,753       14,187,071
-------------------------------------------------------------------------------------------------------------------

                                          See notes to financial statements

                 TRANSFORMATION PROCESSING INC.
                 (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF STOCKHOLDERS' DEFICIENCY

---------------------------------------------------------------------------------------------------------------------------------
Nine month period ended April 30, 1998
----------------------------------------------------------------------------------------------------------------------------------

                                                                                    Deficit
                                                                                  Accumulated          Foreign
                                                                   Additional      During the          Currency         Stock-
                                         Common Stock                Paid-in      Development          Translation      holders'
                                   Shares           Amount           Capital         Stage             Adjustments      Deficiency
----------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1997         12,169,282     $     12,169     $  3,358,020    $ (2,784,536)    $     22,855    $    608,508
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common
stock for cash (Note 2)           3,129,223     $      3,130     $    970,108                                     $    973,238
Recognition of beneficial
conversion feature of
convertible debt                                                 $    348,214                                     $    348,214
----------------------------------------------------------------------------------------------------------------------------------
Issuance of warrants
to purchase common stock                                         $    100,000                                     $    100,000

Net loss                                                                         $ (2,133,599)                      (2,133,599)

Cumulative foreign currency                                                                      $     24,422           24,422
translation adjustment
----------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 1998        15,298,505     $     15,299     $  4,776,342    $ (4,918,135)    $     47,277    $    (79,217)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

                                               See notes to financial statements

                      TRANSFORMATION PROCESSING INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF CASH FLOWS
                              Unaudited

-----------------------------------------------------------------------------------------------------------------------------------
                                                                Period from    Nine-month     Three-month   Three-month   Cumulative
                                                              April 1, 1996   Period ended    Period ended  Period ended     amounts
                                                     (date of incorporation  April 30, 1998 April 30, 1997 April 30, 1998   from
                                                          to April 30, 1997                                               inception
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss from development stage operations                      ($2,358,920) ($2,133,599) ($  318,620)  ($ 684,962) ($4,918,135)
 Adjustments to reconcile net loss from development stage
 operations to net cash used in operating activities
 Depreciation and amortization                                       147,093      173,522       50,987       60,698      371,005
 Amortization of beneficial conversion feature of convertible debt         0      161,905            0      161,905      161,905
  Issuance of options to purchase common stock for services           27,588            0            0            0       27,588
  Issuance of common stock for services in reverse acquisition     1,549,056            0            0            0    1,549,056
  Changes in operating assets and liabilities:
   Increase in accounts receivable                                   (39,492)    (216,585)     (15,897)    (158,519)    (216,904)
   (Increase) decrease in time deposits                              (23,368)      23,736            0            0            0
   (Increase) decrease in prepaid expenses and other current assets   (5,395)      (1,577)         475      (44,217)      (5,003)
   (Increase) decrease in other assets                                (5,797)           0            0            0       (5,797)
   Increase in accounts payable                                       12,438      341,865      (37,336)      30,103      362,474
   Increase in litigation liability settlement                             0       88,526            0       88,526       88,526
   Increase in accrued expenses and other current liabilities              0       42,101            0     (139,267)      42,101
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash used in operating activities                         (696,797)  (1,520,106)    (320,391)    (685,733)  (2,543,184)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property and equipment                                (117,807)     (89,308)           0            0     (214,041)
  Purchase of intangible assets                                      (24,156)           0            0            0      (24,156)
  Advances to related parties                                       (105,036)           0            0            0     (129,621)
-----------------------------------------------------------------------------------------------------------------------------------
  Cash used in investing activities                                 (246,999)     (89,308)           0            0     (367,818)
-----------------------------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
  Debt issue costs                                                         0      (85,000)           0      (85,000)     (85,000)
  Proceeds from loan - bank                                           73,158       50,978       73,158            0      124,136
  Repayments of loan payable - bank                                   (7,803)     (30,059)      (7,803)     (18,055)     (45,113)
  Repayments of notes payable - stockholders                               0      (67,810)           0      (16,359)    (130,426)
  Proceeds from issuance of common stock                           1,118,636    1,003,045      374,460            0    2,328,154
  Proceeds from issuance of convertible debenture                          0    1,000,000            0    1,000,000    1,000,000
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                    1,183,991    1,871,154      439,815      880,586    3,191,751
-----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                              (19,361)      (3,965)      (6,543)      (3,057)      (6,543)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                 220,834      257,775      112,881      191,796      274,206
-----------------------------------------------------------------------------------------------------------------------------------
Cash at beginning of period                                                0       16,431      107,953       82,410            0
-----------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                            $   220,834  $   274,206  $   220,834  $   274,206  $   274,206
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow information
 cash paid during the period for interest                        $         0  $     4,582  $         0  $     4,582  $     4,582
-----------------------------------------------------------------------------------------------------------------------------------

                                               See notes to financial statements

                         TRANSFORMATION PROCESSING INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

         Loss per share is based on the weighted-average number of shares of common stock outstanding during the periods.

         The Company's functional currency is the Canadian Dollar. Balance sheet accounts are translated into U.S. dollars using current exchange rates in effect at the balance sheet date and revenue and expense accounts are translated using an average exchange rate for the period. The gains and losses resulting from translation are included in stockholders equity.

2.       STOCKHOLDERS' EQUITY

         The company issued shares of common stock for cash net of expenses, as follows:



                                Common Stock
                                                             Additional   Stockholders'
                                                        Paid-in Capital         Equity
                           Shares           Amount
August 28, 1997 (1)        198,000     $      198           $   88,496        $   88,694
September 4, 1997          589,000            589              121,450           122,039
September 26, 1997         400,000            400              195,779           196,179
October 23, 1997           400,000            400              199,600           200,000
October 31, 1997           100,000            100               49,900            50,000
December 10, 1997          997,778            998              215,327           216,326
January 26, 1998           444,445            445               99,556           100,000
                        ----------     ----------           ----------        ----------
                         3,129,223     $    3,130           $  970,108        $  973,238

         (1) Represents shares issued in connection with conversion of convertible subordinated debenture.

3.       EQUITY TRANSACTIONS and SUBSEQUENT EVENTS

         On April 14, 1998 the Company issued for total consideration of $1,000,000 6% Convertible Debentures. Of the $1,000,000 Convertible Debentures, $550,000 are convertible into common stock at 70% (seventy percent) of the five day average bid price immediately preceding the date of conversion. $450,000 of the debentures are convertible into common stock at 80% (eighty percent) of the five day average closing ask price immediately preceding the date of conversion. In addition, the Company granted warrants to purchase 241,228 shares of common stock at a purchase price of $0.46 per share and warrants to purchase 60,000 shares of common stock at a purchase price of $1.50 per share.

         The amount attributable to the beneficial conversion feature relating to the issuance of the convertible debenture is being amortized over the minimum period the debentures are convertible, thirty days. The Company incurred a charge to operations related to the recognition of the beneficial conversion feature of the convertible debt (interest expense) of $161,920 for the period ended April 30, 1998 and, will incur an additional charge of $186,294 for the period ending July 31, 1998. The deferred charges of $186,294 are reflected on the balance sheet as a reduction to the carrying value of the convertible debt. In addition, the Company incurred debt issue costs of approximately $185,000 in relation to the April 14, 1998 convertible debentures, which will be amortized using the straight-line method over the term of the conversion period, two years. These charges include legal fees of approximately $12,000, placement fees of $73,000 and $100,000 attributable to the warrants issued to the debenture holders.

         On May 21, 1998, the Company issued for cash, two $250,000 6% Convertible Debentures totaling $500,000. These debentures are convertible to common stock at 80% (eighty percent) of the five day average closing ask price immediately proceeding the date of conversion. In addition, the Company granted warrants to purchase 50,200 shares of common stock at a purchase price of $1.99 per share. In addition, the Company incurred debt issue costs of approximately $22,000 in relation to the May 21,1998 convertible debentures, which will be amortized using the straight-line method over the term of the conversion period, two years. These charges include legal fees of approximately $2,000 and, placement fees of $20,000. The Company will recognize a charge to operations for the beneficial conversion feature.


         On July 10, 1998, the Company issued for cash, two $250,000 6% Convertible Debentures totaling $500,000. These debentures are convertible into common stock at 80% (eighty percent) of the five day average closing ask price immediately proceeding the date of conversion. In addition, the Company granted warrants to purchase 68,306 shares of common stock at a purchase price of $1.46 per share. In addition, the Company incurred debt issue costs of approximately $21,000 in relation to the July 10, 1998 convertible debentures, which will be amortized using the straight-line method over the term of the conversion period, two years. These charges include legal fees of approximately $1,000 and, placement fees of $20,000. The Company will recognize a charge to operations for the beneficial conversion feature.

         On October 23, 1997 the Company made an offering of 400,000 shares of common stock for $200,000; on October 31, 1997, an offering of 100,000 shares of common stock for $50,000; on December 10, 1997, an offering of 997,778 shares of common stock for $220,000; on January 26, 1998, an offering of 444,445 shares of common stock for $100,000. These offerings were made pursuant to the claim of exemption under Rule 504 under the Securities Act of 1934. These offerings appear to exceed the limitation of Rule 504 of a maximum of $1 million in any one period. The Company intends to file a registration statement offering rescission to the purchasers of these offerings.

4.       COMMITMENTS

         The Company entered into an agreement with Martin E. Janis & Company ("Janis") to provide the Company with public and investor relations services. Under the terms of the agreement, the Company will grant Janis 150,000 common shares of the Company as compensation for services that had not been provided as of April 30, 1998. The common stock will be restricted under Rule 144 of the Securities Act.

5.       SETTLEMENT LIABILITY

         The Company reached an out of court settlement with IBS Conversions, Inc. ("IBS") concerning an outstanding lawsuit filed by IBS with the district court of Illinois. The Settlement Agreement called for the payment of approximately $90,000 to IBS over a period of six months. In return, the Company received the full release of IBS. The Company agreed to pay $30,000 on June 26, 1998 and, $12,000 on the 26th day of each consecutive month until fully paid.


Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations.

The following discussion and analysis should be read in conjunction with the Company's third quarter ended unaudited financial statements and notes thereto dated April 30, 1998 and 1997 and cumulative results from April 1, 1996 (date of incorporation), to April 30, 1998. The period ended April 30, 1997 includes the results of operation of the Company for the period from April 1, 1996 (date of incorporation) to April 30, 1997.

FINANCIAL CONDITION

Results of operations for the period from April 1, 1996 (date of incorporation) to July 31, 1996 were not material. Accordingly, the Company has recorded audited results of operations for the sixteen-month period from April 1, 1996 to July 31, 1997 (the "1997 fiscal period"), and unaudited results the period August 1, 1997 to April 30, 1998 (the "nine-month interim period"). The following is a discussion of the material changes in financial condition from the year ended July 31, 1997 and the nine-month period ended April 30, 1998.

Current assets for the period ended April 30, 1998 were $618,405 as compared to $174,277 for the year ended July 31, 1997. The Company reported a cash position at April 30, 1998 of $274,206 as compared to $16,431 for the year ended July 31, 1997. The basis for this increase is the timing of the issuance of convertible debentures for cash. Accounts receivable totaled $216,904 for the period ended April 30, 1998 as compared to $3,674 for the period ended July 31, 1997. The increase in accounts receivable is the result of the Company's increase in sales revenues and reflection of a normal billing cycle.

The other material change to the asset side of the Company's Balance Sheet is the recording of $171,549 of Deferred debt costs, net, there were no Deferred debt costs recorded for the period ended July 31, 1997. These Deferred debt costs relate to the issuance of convertible debentures by the Company. The costs are amortized over the minimum term of 90 (ninety) days relating to the exercise of warrants, up to a maximum of 2 (two) years for the amortization of deferred debt costs.

The Company has recorded material changes to Accounts payable and Accrued expenses. Accounts payable for the period ended April 30, 1998 were $362,474 as compared to $25,904 for the period ended July 31, 1997, Accrued expenses were $130,031 for the period ended April 30, 1998 as compared to $88,582 for the period ended July 31, 1997. These increases are due to the expansion of the business and the requirement to acquire human resources, equipment and other resources to position the Company to deliver its service offerings.

The Company issued convertible debentures for cash in the quarter ended April 30, 1998. The Company recorded Convertible debt totaling $782,098 for the period. The debt is convertible into shares of the Company and, will not require the outlay of cash in coming periods. Details on the convertible debentures are outlined in the Notes to the Financial Statements.

The Company recorded Settlement liability of $87,155 for the quarter ended April 30, 1998 with no recorded liability for the period ended July 31, 1997. These charges emanated from the settlement of an outstanding legal dispute with IBS Conversions, Inc.

Additional paid-in capital for the period ended April 30, 1998 was $4,776,342 as compared to $3,358,020 for the year ended July 31, 1997. The increase in paid-in capital for the period was the result of the issuance of common stock for cash in the amount of $970,108 and, the beneficial conversion feature related to the issuance of convertible debentures totaling $348,214.

Deficit accumulated during the development stage totaled $(4,918,135) as compared to $(2,784,536) for the year ended July 31, 1997. The discussion of losses incurred for the periods are outlined under Results of Operations below.


RESULTS OF OPERATIONS

Results of Operations for the period April 1, 1996 (date of incorporation) to July 31, 1996 were not material. Accordingly, the Company has reported results of operations for the 16 month period from April 1, 1996 (date of incorporation) to April 30, 1997 (the "1997 Interim Period"). Operations actually commenced in October 1996 when the Company moved into a permanent facility.

NET LOSSES

For the quarters ended April 30, 1998 and 1997, the Company incurred net losses of $684,962 and $318,035, respectively. For the nine-month period ended April 30, 1998 and 1997, the Company incurred net losses of $2,133,599 and $2,358,920, respectively. Cumulative losses from April 1, 1996 to April 30, 1998, the Development period, totaled $4,918,135. Explanations of these results are set forth below. The Company expects to continue to incur operating losses until such time, if ever, it may generate adequate revenues from its service offerings.

REVENUE

For the quarter ended April 30, 1998 the Company recorded revenue of $260,324. The Company had no revenue for the quarter ended April 30, 1997. For the nine-month period ended April 30, 1998 the Company recorded revenue of $415,345 as compared to $24,072 for the same period ended April 30, 1997. The Company recognized continuing gains in the Groupware business area and recording of its first Year 2000 revenue. Conversion Services, the Company's core business, accounted for $43,084 of gross revenue for the nine-month period ended April 30, 1998, as compared to $14,786 for the same period in 1997. The Company expects activity in the Year 2000 area to increase for the fiscal year ending July 31, 1998. There can be no assurance, however, that the Company's expectations will be realized.

The Company expects to generate revenue from (a) the performance of (i) transformation services for end-users of IBM midrange computing systems and application software development services related to client/server migration;
(ii) Year 2000 consulting, analysis, remediation and training services; and
(iii) groupware services, consisting primarily of the performance of application software development services relating to Lotus Notes and ICC products and related instructional services; and (b) the licensing of the Company's proprietary software and third party proprietary software products. The Company is not able to project the amount or proportion of revenue expected to be received from each of the foregoing activities as the Company has not offered each of its services for a sufficient period of time to have such knowledge.

During the autumn of 1996, the Company positioned itself to market transformation services utilizing the Company's client/server migration software, targeting the IBM mid-range computer market. In this connection, the Company planned to enhance its client/server migration software in the 1997 Fiscal Period. Such plan received less attention during such period as the Company directed its attention to the opportunity presented by the demand for the Year 2000 remediation services. Because of the scope of the Year 2000 problem and the significant dollar volumes expected to be expended by users of information technology to remediate the problem, the Company has shifted its marketing and sales efforts to promoting Year 2000 remediation services. The Company has negotiated relationships with a vendor of Year 2000 software conversion tools and a company providing computer hardware assessment services to support these efforts. By April 1997, the Company was offering Year 2000 remediation services. The Company has entered into agreements with Canadian and United States sales representation companies to implement the Company's marketing and sales strategies. Currently, the Company is bidding on Year 2000 remediation projects ranging in size from $100,000 to $1,000,000. There can be no assurance that the Company will enter into any firm contracts with respect to any of such projects.

EXPENSES

The Company is in the development stage and since April 1, 1996 has incurred costs relating to the start up of operations, such as the costs of raising capital, establishing a facility, recruiting personnel, acquiring and installing furniture and equipment, acquiring development and accounting software, developing its client/server migration software and marketing and sales efforts.

For the quarters ended April 30, 1998, April 30, 1997, cost of consulting services accounted for $80,794 and $2,312, respectively. For the nine-month periods ended April 30, 1998 and 1997, cost of consulting services expenses were $141,899 and $10,078, respectively. Cumulatively, the cost of consulting services accounted for $153,170. The Company anticipates managed growth in this area as people are added to satisfy consulting services provided by the Company. As the employment market becomes more competitive as the result of channeling human resources toward the Year 2000 problem, the Company expects to pay a premium for skilled consultants and engineers. These consulting services will be allocated to projects in which the Company has signed contracts.

Cost of software translation services accounted for $277,967 of total expenses for the quarter ended April 30, 1998. Comparatively, the Company spent $18,230 for the same quarter ended April 30, 1997 and, has spent $497,265 cumulatively in the development stage. For the nine-month periods ended April 30, 1998 and 1997, software translation services expenses were $304,536 and $172,895 respectively. The Company anticipates adding people to this area by the fiscal year ending July 31, 1998, but, only if contracts are in hand. This growth will depend on the volume of conversion services and year 2000 scan and repair services provided to our customers.

Software development accounted for $119,886 of total expenses for the quarter ended April 30, 1998. Comparatively, the Company spent $119,605 for the same quarter in 1997 and, has spent $548,018 cumulatively in the development stage. The increases in costs of product development are expected to continue as the Company expands its product offerings.

General and administrative expense accounted for $295,517 of expenses for the quarter ended April 30, 1998. Comparatively, the Company spent $177,868 for the same quarter in 1997 and, has spent $2,439,813 cumulatively in the development stage. General and administrative expense accounted for $1,565,388 of expenses for the nine-month period ended April 30, 1998 compared to $533,969 for the nine-month period in 1997. The Company's general and administrative expenses consisted primarily of salaries, rent, consulting fees, advertising and legal costs associated with running a publicly traded company.

For the quarter ending April 30, 1997 the Company incurred two unusual expenses. The first was the settlement of an outstanding issue regarding the distribution of additional shares of the Company to Jaford Holdings Limited ("Jaford") in relation to software marketing rights. The Company elected to pay $259,500 in cash to settle the dispute. In turn, the Company received a general release from Jaford with no further exposure to the Company. In the second instance, the Company negotiated an out of court settlement with IBS Conversions, Inc. ("IBS") concerning an outstanding lawsuit filed by IBS with the District Court of

Illinois. The Settlement Agreement called for the payment of $90,000 to IBS over a period of six months. In return, the Company received the full release of IBS.

The Company incurred a charge of $1,536,341 for the fiscal period ending April 30, 1997 to record an expense related to shares issued to consultants involved in the reverse acquisition of Samuel Hamann Graphix. The charge recognized the fair value of the shares however, did not represent a cash outlay.

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

Liquidity and Capital Resources

The Company has funded its activities through April 30, 1998, primarily from the net proceeds of private placements of its securities and, to a lesser extent, from cash flow from operations and the proceeds of two bank loans. The outstanding principal balance of the loans are approximately $70,957 and the loans bear interest at an annual rate equal to 2.5% over the bank prime rate of interest in effect from time to time. Repayment of the loans, together with interest thereon, is secured by a lien on substantially all of the fixed assets of the Company and the personal guarantees of the Company's executive officers and directors.

At April 30, 1998, the Company had a deficit accumulated during the development stage of ($4,918,135), current assets of $618,405 and current liabilities of $1,459,492. During the three-month period ended April 30, 1998, the Company entered into a convertible debenture with two private placement investors sponsored by Thomson Kernaghan a registered broker dealer. The convertible debt will require the issuance of common stock at date of conversion, not cash resources of the Company. Otherwise, the Company did not incur any additional long-term debt. The Company has funded its activities to April 30, 1998 primarily through private placements of securities and the issuance of convertible debentures. The Company will continue to raise capital through these vehicles to fund operating activities and other capital requirements. Failure to obtain such equity capital could have a material adverse impact on the Company's ability to expand its operations. There can be no assurance that equity capital will be available to the Company on acceptable terms or at all.

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

Inflation

The Company believes that the impact of inflation and changing prices on its operations since commencement of operations has been negligible.



PART II- OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

(c) On April 14, 1998, the Company sold 6% Convertible Debentures, due April, 2000, in the aggregate principal amount of $1,000,000 and issued warrants to purchase 301,228 shares of Common Stock for gross proceeds of

$1,000,000 as follows: Canadian Advantage LP ($275,000); Dominion Capital Fund ($275,000); Fetu Holdings ($250,000); and Livingston Asset Management ($200,000). Each of the above claim the status as accredited investors as organizations described in section 501(c)(3) of the Internal Revenue Code, corporation, Massachusetts or similar business trust, or partnership, not formed for the specific purpose of acquiring the securities purchased, with total assets in excess of $5,000,000. Each purchased its debentures and warrants for investment. Canadian Advantage LP ("Canadian") was issued warrants to purchase 16,500 shares of Common Stock at $1.50 per share through April 14, 2000 and warrants to purchase 66,338 shares of Common Stock at $.456 per share through April 14, 2000; Dominion Capital Fund ("Dominion") was issued a like number of identical warrants; Fetu Holdings ("Fetu") was issued like warrants to purchase 15,000 shares at $1.50 and 60,307 shares at $.456, and Livingston Asset Management ("Livingston") was issued like warrants to purchase 12,000 shares at $1.50 and 48,245 shares at $.456. On May 14, 1998, an aggregate of $125,000 of
Debentures, plus interest, were converted into 111,270 shares of Common Stock as follows: Dominion and Canadian each converted $34,375 in principal plus interest into 30,599 shares of Common Stock, Fetu converted $31,250 in principal plus interest into 27,818 shares of Common Stock and Livingston converted $25,000 in principal plus interest into 22,254 shares of Common Stock. On May 15, 1998, an aggregate of $175,000 of Debentures plus interest were converted into 154,822 shares of Common Stock as follows: Dominion and Canadian each converted $48,125 in principal plus interest into 42,576 shares of Common Stock, Fetu converted $43,750 in principal plus interest into 38,706 shares of Common Stock and Livingston converted $35,000 in principal plus interest into 30,964 shares of Common Stock. On July 8, 1998, an aggregate of $300,000 of such Debentures were converted into 468,567 shares of common stock as follows: Dominion and Canadian each converted $82,500 of principal plus interest into 128,856 shares of Common Stock, Fetu converted $75,000 of principal plus interest into 117,142 shares of Common Stock and Livingston converted $60,000 plus interest into 93,713 shares of Common Stock.

The Debentures, the warrants and the Common Stock issued on conversion of the Debentures were issued in reliance upon the exemption set forth in Section 4
(2) of the Act and Rule 506 thereunder. Such securities were purchased for investment and not with a view to the public distribution thereof. The common stock issued upon conversion of the Debentures were further issued in reliance on Section 3 (a) (9) of the Act. In both the issuance of the Debentures and the Common Stock the certificates representing such securities bear a legend preventing resale in the absence of registration with the Commission or an exemption therefrom.

Item 6.  Exhibits and Reports on Form 8-K

/a/      Financial Data Schedule

/b/      Reports on Form 8-K.

         No Reports on Form 8-K were filed by the Company during the three-month period ended April 30, 1998.

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  TRANSFORMATION PROCESSING INC.



Date   September 8, 1998                 /s/ John McGee
--------------------         -----------------------------------
                             John McGee, Chief Financial Officer