Form 10KSB40
period 1998-07-31
TRANSFORMATION PROCESSING INC
filed 1998-11-13
CIK 1034694

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                ----------------------

                                     FORM 10-KSB

                       ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended July 31, 1998

                            Commission file number 0-23903

                            TRANSFORMATION PROCESSING INC.
                    ---------------------------------------------
                    (Name of small business issuer in its charter)

            Nevada                                      95-4583945
-------------------------------              ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

5500 Explorer Drive, Suite 2000, Mississauga, Ontario       L4W 5C7
-----------------------------------------------------       -------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:        (905) 206-1366

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Shares,
                                                                 $.001 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes /X/  No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     The issuer's net sales for its most recent fiscal year were $877,198.

     The aggregate market value of the 12,493,865 shares of voting stock held by non-affiliates of the Registrant, as of November 11, 1998 when the closing sale price was $.30 per share, was $3,748,160 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

     The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of November 11, 1998, was 18,100,915*. Documents Incorporated by Reference: Not Applicable.

* See "Note 13" of the "Notes to the Financial Statements."

          Exhibit Index is located on page 34


                                        PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     In April 1996, Messrs. Paul G. Mighton, Gary G. McCann and Vladimir Stepanoff (the "Founders") caused Transformation Processing Inc. ("TPI-Ontario") to be incorporated under the laws of the Province of Ontario, Canada. The purpose of TPI-Ontario was to provide computer related services using computer software that incorporated software technology previously developed by Mr. Stepanoff. In July 1996, Mr. Stepanoff assigned his rights to a copyright covering that software technology to TPI-Ontario in exchange for a one-third interest in TPI-Ontario. The Company then acquired the software marketing rights and recorded them at the fair value of the shares of Common Stock and notes issued to unrelated third parties, in order to obtain those rights from these parties.

     On August 20, 1996 (the "Closing Date") the Founders, as holders of all of the outstanding Common Stock of TPI-Ontario, entered into an agreement with Samuel Hamann Graphix, Inc., a Nevada corporation ("SHG-Nevada"), whereby the Founders exchanged their shares of TPI-Ontario for an aggregate of 5,901,050 shares of the Common Stock of SHG-Nevada. As a result of this transaction, which was accounted for as a reverse acquisition (the "Reverse Acquisition"), TPI-Ontario became a wholly owned subsidiary of SHG-Nevada and the Founders acquired control of SHG-Nevada. On the date of the Reverse Acquisition, SHG-Nevada had not conducted any business operations.

     SHG-Nevada was incorporated on August 7,1996 and had been formed for the purpose of merging with and into Samuel Hamann Graphix, Inc. ("SHG-California"), a California corporation with publically traded shares, with SHG-Nevada as the surviving entity, in order to change the domicile of SHG-California from California to Nevada (the "Merger"). On the Closing Date the Founders were informed, and subsequent inquiry revealed, that although SHG-California and SHG-Nevada had entered into an agreement and plan of merger, dated August 14, 1996 (the "Merger Agreement"), the Merger Agreement stipulated that the Merger would not be effective until approval of the Merger Agreement by the parties and the filing of articles of merger with the Secretary of State of the State of Nevada. While the Merger Agreement had apparently been approved by both parties, the articles of merger had not been filed with the State of Nevada nor had articles of merger been filed with the State of California, as stipulated by California law. In order to effect the merger of TPI-Ontario into SHG-Nevada, the Merger had to be completed by making the required filings. Those filings were made in July 1997.

     In March 1997, SHG-Nevada amended its articles of incorporation to change its name to

Transformation Processing Inc. ("TPI"). In February 1998, TPI merged its wholly-owned subsidiary, TPI-Ontario, into TPI with TPI as the surviving entity. In June 1998, TPI finalized the merger with SHG-California, merging it into TPI with TPI as the surviving entity.

     This Form 10-KSB contains certain forward-looking statements that are subject to significant risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from historical results and results anticipated by the forward looking statements contained in the following discussion. Such factors and risks include, but are not limited to, intense competition, price cutting and profit margins, dependence on key personnel, the economic environment, the ability to develop, market, support and acquire new computer-related services and products and the ability of the Company to manage its growth.

     BUSINESS OF THE COMPANY


     CLIENT/SERVER MIGRATION SERVICES. The Company has developed software for the automatic migration of "legacy" computer application source code and data used on past and current IBM "mid-range" computers (often referred to as "minicomputers," as compared to desktop or microcomputers) to a format compatible with a wide range of open "client/server" computing systems from various manufacturers. A client/server system is a network consisting of a "server" computer and one or more "client" computers in which processing, data storage and accessibility to data bases are shared among the individual computers comprising the network. The Company provides transformation services, utilizing the Company's migration software, and support services to end-users seeking to transform their closed proprietary systems to open client/server systems.

     BACKGROUND. Historically, the information technology ("IT") industry has lacked consistent industry standards. Major vendors of computer hardware and software products designed and sold proprietary products, which often were not compatible with those offered by other vendors. This had the effect of locking customers into a line of products offered by a single vendor controlled by a small number of specialized employees, which made changing to a competitive vendor, or the mixing and matching of products from a variety of vendors, extremely difficult or impossible. Over time, the inability of most computer manufacturers to provide all the software necessary to keep pace with the evolution of technology led to the adoption of cross-industry standard software and the advent of enterprise-wide "open" networks. These industry changes, combined with the demand for more competitive and cost effective systems, have caused a shift from the older proprietary systems (known as "legacy systems" in IT terminology) to open, client/server systems. The Company believes that the management of most large business organizations will migrate a substantial portion of their existing application software to client/server systems, because such systems are recognized as the best IT infrastructure for current business realities and objectives. International Data Corporation, an IT industry analyst, predicts that, in one form or another, 85% of application software will be client/server enabled by the Year 2010.

     The Company believes that most corporate information still resides on closed legacy systems, consisting of a centralized "mainframe" or mid-range computer and a group of remote "dumb" terminals (i.e., a keyboard and monitor having no local processing power, used to enter data into the central computer). Closed mainframe systems usually utilize MVS operating systems developed by IBM and "external binary coded decimal interchange code" computer languages to store and retrieve data. These types of older computer languages do not comply with the American Standard Code for Information Interchange ("ASCII," pronounced "Ask-Key"), a computer code which is the international standard for client/server systems. As compared to the newer open systems, legacy systems require a great deal of expertise to access, do not facilitate information sharing, are slow to access and are increasingly expensive to maintain. Users that decide to migrate to open client/server systems are faced with the problem that a significant percentage (the Company believes as much as 80%) of the proprietary code in existing application and data files is incompatible with the new open systems. Large organizations usually have many different types of computers utilizing many different operating systems and languages and different sets of data bases and files. The rapid deployment of client/server systems and desktop computers, which utilize Windows NT-Registered Trademark-, Windows 95-Registered Trademark-, Windows 3.x-Registered Trademark-, Novell NetWare -Registered Trademark- and OS/2-Registered Trademark- operating systems and languages, has created a communications barrier between mainframe computers operating on MVS and mid-range computers utilizing UNIX-Registered Trademark-, AS/400-Registered Trademark- and DEC operating systems, on the one hand, and client/server networks utilizing desktop computers, on the other. The Company believes that the ability of users to access mainframe and mid-range computer data and files has become a critical factor in an organization's daily operations. Different computing systems (and operating systems) must be able to communicate with each other.

     A complete re-write of legacy code for a mainframe computing system usually requires the transformation of millions of lines of code ("LOC"). A single computer programmer is generally capable of rewriting about 10 LOC per day, making this approach time-consuming, financially impracticable and lacking any degree of certainty of achieving a high-quality product.

     The Company believes that a large market has developed for software services which will enable mainframe and midrange computers to seamlessly connect to client/server systems. Existing applications and data that are important to an organization's operations must be transformed to a format that is compatible with the new open systems. Accordingly, there is a demand for transformation services that will automatically migrate a user's critical applications and data currently residing in legacy code, into code that is compatible with the new open client/servers systems.

     Traditional approaches to migration software have included "emulation"(sometimes called "re-hosting") and "conversion." Emulation moves application code and data to a new hardware system by simulating the original legacy environment by hardware or software means. Under the emulation approach, data is only accessible through legacy logic and, in essence, the new hardware simply mimics the old hardware. The conversion method essentially converts one legacy computer language to another (e.g. "RPG" to "COBOL") and runs in the same fashion as the original system with few architectural improvements or new benefits to the end-user. The Company believes that the emulation and conversion methods have been generally found to be unsatisfactory in meeting corporate objectives.

     SERVICES OFFERED. The Company offers transformation services which enable companies to automatically migrate legacy application programs and data to any open system environment, using technology which the Company believes to be superior to that which is used in the emulation and conversion methods. The Company's software disassembles existing application source code at the operating system level, then automatically translates and reassembles the code so as to be useable in an open system environment.

     The Company's current migration software, the "TRANSFORM SERIES-TM-"addresses the largest segment of the mid-range computer system market, the IBM mid-range computer market (having an "installed-base" of over 500,000 (installations) and includes TRANSFORM/3X-TM-, which addresses the IBM System 34 and System 36 market, and the TRANSFORM/400-TM-, which addresses the IBM System 38 and IBM AS/400 market. Each of TPI's migration programs encompasses a battery of automatic code translators which transform legacy application source code into machine-independent code-components, except that certain application software functions originally coded for particular functions, such as telecommunications, graphics and office automation functions, may require manual adjustment and/or redesign of the program. Software that has been automatically transformed using the applicable Transform Series program and any software required to be manually transformed must be integrated to assure that the automatically converted software and the manually transformed software will function as a whole (the "Transformed Software"). The Transformed Software will only execute on a customer's client/server system in conjunction with the Company's software function support products, offered under the trademark ORB/400-TM (also known as "Deployment Products"). The Deployment Products consist of software that permits Transformed Software to execute on the "server" computer ("Server Software") and software that permits users of the "client" computers to access Transformed Software available on the server computer ("Client Software").

     The Company typically provides transformation and support services pursuant to a software conversion agreement. Such agreement provides that the Company will use its migration software to automatically transform the customer's legacy source code to a format that can be used by the customer's client/server system and, if necessary, will manually transform ("rewrite") any of the customer's legacy code that cannot be automatically transformed using the migration software. The customer has the option to separately perform manual transformation. If the customer elects this option, the Company disclaims responsibility for the integration of the automatically transformed software and the rewritten software.

     The pricing of software conversion agreements is dependent on the number of Lines of Code ("LOC") to be converted. In the conversion process, there are three fundamental components. First is project scoping or assessment, secondly the translation phase and the final component is the testing and implementation phase. The Company provides assessments to customers on a fixed price basis. The assessment phase is priced according to the scope of the environment. A typical system size would be in the area of 1,500,000 LOC priced at $10,000 to $20,000. The Company has completed several assessments priced in this range.

     Price proposals have been issued to numerous companies on the translation phase. This pricing is done on a price per LOC. The Company's pricing in this phase of a project will range between $0.50 to $0.70 per line of code. Although the Company has not provided pricing to the market as it relates to the testing phase, this area is typically priced on a time and materials basis. The median gross amount payable under a typical software conversion agreement for an IBM System 36 or AS/400 System would be approximately $500,000. Sales to smaller sites will range from $100,000 to $200,000 and larger agreements are expected to range from $700,000 to $1 million range. There can be no assurance that the Company will be able to price such agreements as anticipated.

     The Deployment Products are made available to a customer pursuant to the software conversion agreement with such customer, provided the customer has executed the Company's form of Deployment Product license agreement, which licenses the customer to install one copy of the Server Software on its server computer and to install a specified number of copies of the Client Software on its client computers. A customer may install the Deployment Products on more than one computer system provided it executes a separate license agreement for each such computer system. Each license agreement provides for the payment of a one-time license fee and annual maintenance fees.

     Software support services, consisting of advice and assistance in the use of the Transformed Software and the Deployment Products and the correction of defects in the execution of such software, are available under each software conversion agreement by telephone without additional charge during the 90 days following delivery of the Transformed Software to the customer. Thereafter, support services are provided without additional charge so long as the annual maintenance fees under the applicable license agreement are current. Otherwise, customers requesting support services are charged TPI's applicable hourly rate for professional services.

     The Company also offers other professional services in connection with a customer's migration from a legacy system to a client/server system, including consulting services to assist in the selection of the optimum client/server environment and/or the implementation of a physical assets (computer hardware)management system; education as to client/server systems; and network and software skills training. These additional services are provided under the Company's form of professional services agreement either at the Company's applicable hourly rates for such services or a negotiated fee. Also, see "GROUPWARE SERVICES" below.

     BUSINESS STRATEGY. While the Company is offering its transformation and support services directly to end-users, the Company believes that the largest percentage of its revenues will be generated by providing transformation services to IT vendors in the hardware, database and application software sectors of the IT industry ("IT Vendors"). Such IT Vendors have many strategic partners who can enhance their revenue potential by utilizing the Company's services to facilitate end-user migration to, and the installation of, their products.

     To implement this strategy, TPI plans to negotiate formal strategic alliances with important IT Vendors having a vested interest in the migration from IBM mid-range computer systems; to perform technology reviews with such IT Vendors; participate in the first migration project with each such IT
Vendor; and gain access to, and acceptance from, strategic partners of such IT Vendors by seeking to successfully complete each such project. There can be no assurance that TPI will be able to successfully implement this strategy or that the implementation of such strategy will generate significant revenues or income.

     As discussed above, TPI's current transformation services address the IBM mid-range computing device marketplace. The Company expects this marketplace to be large enough to sustain TPI's business objectives for many years to come. However, to assure long-term growth, TPI will have to enter the transformation processing market for mainframe computing systems. The offering of services to facilitate migration from mainframe systems would increase TPI's market. Currently, TPI plans to enter this market by identifying the best software migration toolsets developed by third parties and seeking to obtain licenses to either use such software to perform transformation services for mainframe customers and/or to customize and remarket such toolsets to mainframe customers. The Company has identified several such software tools and is assessing their viability.

     MARKETING AND SALES. The following factors will assist the Company to implement its business strategy:

          (a) customer demand to move toward client/server systems appears to the Company to be strong and customer awareness of the Year 2000 problem has focused attention on the need to address problems inherent in legacy systems (see "YEAR 2000 REMEDIATION SERVICES," below);

          (b) the Company believes, based on its knowledge of the industry, that no competitor's migration software transforms legacy code to a client/server format in as rapid, comprehensive and effective a method as the Company's software;

          (c) the Company believes that if it positions itself as a provider of transformation services in the migration process and as a facilitator for strategic partners to sell their own products, the Company will not be perceived as a competitive threat to the major IT Vendors with whom the Company may desire to negotiate strategic alliances; and

          (d) the marketplace is easily identified and targeted in terms of end-users.

     Given these factors, TPI expects to generate revenues from services and software licenses as the result of service agreements with end-users and strategic alliances it expects to enter into with major IT Vendors.

     TPI hopes to generate awareness of its services through the efforts of its in-house sales force and outside sales representatives; implementation of its referral program (described below); direct mail, especially to independent software vendors; advertising in publications that are focused on TPI's market (e.g., NEWS/400); targeted advertising, broadcasting and corporate/services message delivery on the Internet.

     The amount of time required to close a software conversion agreement for a client/server migration project (from the time of submission of a proposal to the prospective customer to execution of the contracts) varies depending on the configuration of the customer's legacy system, the number of LOC to be transformed and the target client/server system. Typically, a large project takes longer to close than a smaller project. The Company anticipates that the sales cycle for most of its client/server migration projects will be from three to four months.

     The Company anticipates that the sizes and volumes of its software conversion agreements will increase over time as initial projects are secured and completed and can serve as reference sites to validate the performance and functionality of the Company's services and software for prospective customers (the "Referral Program"). The Company anticipates that its Referral Program will result in shorter closing times for agreements and increased market penetration. There can be no assurance that the Company will obtain any agreements through implementation of its Referral Program. See "YEAR 2000 REMEDIATION SERVICES - MARKETING AND SALES" as to the Company's plan to use Year 2000 projects to cross-sell post-Year 2000 client/server migration projects.

     The Company's sales force currently consists of three sales persons who are employees and report to the Company's Director of Sales. Such employees are compensated on a salary plus commission basis. To augment its sales force, the Company has entered into Referral Program agreements with MCW Business Systems Ltd. ("MCW"), a company that provides sales representation services in Canada, and Y2K Plus Inc. ("Y2K"), a company that provides sales representation services in the United States. Under such agreements, MCW and Y2K personnel will receive extensive training relating to TPI services. MCW and Y2K use an "account management team" approach to the provision of hardware, software and professional services and have committed to offering TPI services through account executives located throughout Canada and the United States. The Referral Program agreements provide that each of MCW and Y2K will be compensated based on a percentage of the fees charged for referrals of new customers that result in the execution of service agreements with such customers which are fully performed by TPI.

YEAR 2000 REMEDIATION SERVICES

     The Company offers Year 2000 remediation consulting and training services to commercial and industrial end-users of mainframe and mid-range computing systems. Currently, the Company is targeting manufacturing companies and companies in the financial, insurance and healthcare industries.

     BACKGROUND. Adding impetus to the demand for transformation services has been the inability of many computer systems to properly interpret dates for the Year 2000 and beyond. This is a pervasive, time-critical problem confronting the computer user community as a whole. The essence of the problem is simple. System components that store the year within a date as a two-digit number (a standard even in client/server systems) are unable to properly process transactions with dates beyond 1999. Many application programs that use projected dates are failing at present, and without timely and apt management of this problem, entire computer systems could be adversely affected.

     Year 2000 remediation is, in essence, a mammoth project that has been avoided or ignored for the past 20 years. A mid-range computer utilizes one to two million LOC, while many mainframe computers utilize tens of millions of LOC. If such code is to be utilized in the Year 2000 and thereafter, it all must be scanned and date impacted LOC must be "repaired". The Securities and Exchange Commission ("SEC") has estimated that the cost to U.S. corporations to resolve the problem to be in excess of $600 billion. The entry of TPI into the Year 2000 remediation services business was a natural adjunct to its client/server migration software business.

     SERVICES OFFERED. In March 1997, the Company decided to offer Year 2000 remediation services. The Company initially decided to offer "scan and repair" services to companies requiring Year 2000 remediation services, as a subcontractor to IT Vendors providing Year 2000 project management remediation services. Such services were to be rendered commencing in September 1997 at a scan and repair "factory" to be located at the Company's facility in Mississauga, Ontario. The decision was also made not to develop a Year 2000 conversion toolset based on the Company's existing proprietary technology, but to continuously search for, and seek to license, the best available Year 2000 software remediation tools. More recently, the Company has observed that while there is no shortage of Year 2000 software conversion tools, there is a significant demand for the application of state-of-the-art project management methodologies that permit Year 2000 conversion projects to be performed in the shortest possible time, in some cases at a fixed cost, and with the least disruption to a customer's continuing operations. Accordingly, the Company decided to offer a full range of services, based largely on the project management methodology it employs in providing client/server transformation services.

     The Company now offers the following Year 2000 remediation services:

     Rapid Assessment and Delivery for Year 2000-SM- ("RAD/2000"), which involves the application of an accelerated project management methodology and the best available software tools (as determined by the Company) to assess, remediate, deliver and test Year 2000 compliant systems in 60 to 90 days cycles, using small groups or "cells" of software professionals working in parallel on desktop computers (rather than on the customer's mainframe or mid-range computing system) to achieve assessment and remediation of the application source code. This solution is "iterative" in that knowledge gained from each phase of remediation, delivery and testing will be continuously used to refine the assessment phase of a project plan.

     Mobile Lab/2000-SM entails the establishment at a customer's premises, within a period of six weeks, for a fixed price, of a Year 2000 remediation facility specifically designed to meet the customer's Year 2000 requirements. The center can be connected to a customer's network or established as an independent group, using the customer's newly acquired or existing technology, and have the customer's staff support the project or have the Company manage the project. The Company believes that the fixed cost of this solution will be attractive to most customers because over the next two years the demand for Year 2000 remediation services will far exceed the supply and the price for such services will rise significantly as January 1, 2000 gets closer. In addition, the Mobile/Lab 2000 solution does not require the removal of application source code and data from the customer's premises.

     Boot Camp/2000-SM- is a five week training course offered by the Company, that can be conducted at the Company's facility in Mississauga, Ontario or at a customer's premises, for the purpose of training the customer's existing IT personnel to support the customer's Year 2000 project. The course involves four weeks of classroom training and one week of apprenticeship training in the application of the Company's RAD/2000-SM- methodology and licensed software tools to the customer's Year 2000 project. The Company believes that this is the appropriate solution for customers that cannot recruit a sufficient number of already qualified personnel to staff its Year 2000 project.

     Mobile Lab/2000-SM and Boot Camp/2000-SM- are based on the concept that, wherever possible, existing technology and personnel should be deployed while maintaining a reasonable cost structure.

     The Company has entered into a strategic affiliation arrangement with Allegiant Legacy Solutions, Inc. ("ALS") pursuant to which the Company licenses, on a non-exclusive basis, the right to use and sublicense the use of Adapt 2000-TM- software remediation tools developed by ALS. The term of the license is one year and automatically renews upon payment and acceptance of the annual renewal fee. The Company is authorized under its agreements with ALS to use the Adapt 2000 software to perform Year 2000 remediation services and to relicense the software to end-users at such license fees as the Company may determine. If the Company utilizes Adapt 2000 to perform Year 2000 remediation services it is obligated to process a minimum of two million LOC per year for a three year period at each site at which it performs remediation services and to make quarterly royalty payments to ALS based on the number of LOC processed. If the Company sublicenses the Adapt 2000 software it is required to pay ALS 50% of the scheduled LOC fee and 50% of ALS's listed one-time license fee of $12,900.

     The Company has also entered into an informal strategic alliance with Deevan Computer Services Inc. ("Deevan"), an IT consulting company that provides asset management services to end-users, to offer hardware evaluation and procurement services under the name Asset/2000-SM-. Deevan has informed the Company that 60% of the computer hardware currently in use is not Year

2000 compliant and must be either replaced or repaired and that 10% of existing hardware cannot be repaired. Deevan will offer Year 2000 computer hardware evaluation, procurement and installation services in conjunction with the software remediation services offered by the Company.

     BUSINESS STRATEGY. The Company's strategy is to position itself as a provider of Year 2000 remediation services over the next 14 months so as to take advantage of what the Company deems to be a significant opportunity to attain accelerated growth, ordinarily difficult to attain under normal IT industry conditions. Over such period, the Company estimates that revenues generated by Year 2000 remediation services will represent in excess of 50% of gross revenues. Year 2000 services will continue to be provided well past the year 2000. There can be no assurance, however, that the Company will be able to successfully implement this business strategy or, if it is able to gain a share of the Year 2000 services market, that it will realize the anticipated growth in revenues.

     MARKETING AND SALES. The Company intends to implement substantially the same marketing and sales plan described under the caption "CLIENT/SERVER MIGRATION SERVICES - MARKETING AND SALES" to access the market for Year 2000 remediation services, e.g., the Company will seek to utilize strategic business relationships with IT Vendors and the implementation of its Referral Program to access the market. The Company believes also, that to the extent it is selected to perform major Year 2000 remediation projects and successfully completes such projects, it will be in a preferred position to be selected to perform post-Year 2000 client/server migration projects by the same customers, by reason of knowledge of the computer systems and businesses of such customers gained by the Company in performing such projects, and by prospective customers, based on the Company's demonstrated ability to successfully implement major conversion projects. However, there can be no assurance that the Company will be selected to perform any major Year 2000 remediation projects or, if selected, that it will be able to successfully implement such projects. Moreover, there can be no assurance that the Company will be selected to perform any major post-Year 2000 projects.

GROUPWARE SERVICES

     Groupware is a type of software designed to allow users on a client/server network to use the same software and work on the same project at the same time. Notes-Registered Trademark- ("Notes") is a groupware product of Lotus Development Corporation, an IBM subsidiary ("Lotus"), that, among other applications, allows users to work on the same document and exchange electronic mail. Notes permits the integration of information from desktop computer applications, relational databases, legacy systems and the World Wide Web. Notes contains an application development environment, a document database and sophisticated messaging system which permit the development of custom applications for improving business processes in areas such as product development, customer service, sales and account management.

     The Company has entered a "business partner" agreement with Lotus, pursuant to which the Company has been designated a "Consultant." As a Consultant, the Company undertakes to promote the sale of Lotus products and is authorized to provide business process or technology consulting and custom application development services using Lotus technologies. As a business partner, the Company is required, among other things, to use Lotus products internally, be connected to Lotus electronically via the Lotus Notes Network/Partner Information Network and have a "certified Lotus professional" on staff. Lotus provides the Company with software development tools, information, marketing services and support .

     The Company has also entered into a value-added reseller agreement with IntellAgent Control Corporation ("ICC"), a provider of sales force automation software, which has appointed the Company as a non-exclusive distributor in the United States for such software, which runs on Lotus Notes. Such software includes artificial intelligence-like features which enables the marketing and sales personnel of an organization to obtain the latest data concerning a customer or sales prospect stored in any database on the organization's enterprise-wide computer system. The Company has acquired a license for such software product from ICC and the right to grant sublicenses of the product, and provide custom application development and support services with respect to such product to end-users.

     Groupware services consist of consulting, analysis, custom application software development and implementation of Notes software solutions and specific application programs which operate in the Notes environment and the training of customer personnel in the use of such software.

     Groupware services are rendered under the Company's form of professional services agreement at fees based on time and materials estimated to be expended by the Company in the performance of such services plus a reasonable profit.

     BUSINESS STRATEGY. Since the Company's core business is to assist customers to migrate to open client/server systems, the Company believes it can enhance its ability to attract customers for its core business and increase its revenues by assisting such customers with the development of application software that can greatly enhance the use and productivity of their client/server systems. The Company believes that the rights it has obtained under its agreements with Lotus and ICC will enable it to implement such strategy.

     MARKETING AND SALES. The Company intends to implement substantially the same marketing and sales plan for GROUPWARE SERVICES as is described under the caption "CLIENT/SERVER MIGRATION SERVICES - MARKETING AND SALES". TPI is currently developing a sales strategy and partnering plan with ICC which the Company believes will increase its Notes sales force automation software business. The Company anticipates that sales referrals will come from both ICC, the Toronto offices of Lotus and the implementation of its Referral Program. In addition, the Company intends to sponsor information seminars to create interest and generate sales leads.

BACKLOG

     Since the Company is primarily a provider of services, it does not deem purchase order backlog to be material to its operations.

COMPETITION

     The market in which the Company competes is characterized by intense competition. The Company faces competition from other providers of computer-related services, most of which have significantly greater financial, technological, marketing and personnel resources than the Company. In addition, the Company believes that the significant size of the market for legacy code transformation services and Year 2000 remediation services will lead to the emergence of a number of additional competitors. The Company's competitors include Keane Computer, IBM, Cap Gemini, Viasoft Solutions, LGS Group and many others.

     There are currently over one hundred companies providing Year 2000 remediation services in the United States and Canada. Most do not offer the range of services provided by the Company, but rather only one or two discrete services. Moreover, there is a consensus in the IT industry that the demand for Year 2000 remediation services is so great, and the available remediation resources are so limited, that all of the necessary remediation cannot be completed by January 1, 2000.

     The markets for computer-related services are characterized by rapidly changing technology and evolving industry standards, often resulting in the obsolescence of software and related services or short life cycles for software and related services. While the Company is not currently aware of any competitor offering client/server migration services that transforms legacy codes to a format usable in client/server systems as rapidly and comprehensively as the Company's software, the development of technologies that might adversely affect the market for client/server systems or that permit the development of software that outperforms the Company's software could have a material effect on the Company's potential market share and revenues.

     The Company believes that it competes on the basis of the value to its markets of its proprietary software and project management methodology and its comprehensive offering of computer-related services. Furthermore, the Company is constantly seeking to acquire and develop new services and products and to further develop and enhance its existing software. The Company's success will depend on its continued ability to provide needed information technology and to successfully market its services.

INTELLECTUAL PROPERTY

     In July 1996, TPI-Ontario acquired the intellectual property rights for "IBM midrange migration tools" software from Vladimir Stepanoff, Vice President-Technology and a director of the Company. All enhancements of such software are wholly-owned by the Company.

     Prior to April 1, 1996, the Company's date of incorporation, Mr. Stepanoff entered into an agreement with Raconix Corporation ("Raconix") pursuant to which he granted certain rights in such technology. To obtain clear title to such technology, as of the Closing Date, the Company issued 455,000 shares of Common Stock to Jaford Holdings Ltd. and 100,000 shares of Common Stock and a promissory note in the principal amount of $72,500 to Innovations Ontario Corp. (which companies had liens on such marketing rights) and 150,000 shares of Common Stock and a promissory note in the principal amount of $116,000 to Ronald Content as successor in interest to Raconix.

     The Company does not have any patents or registered copyrights to protect its proprietary technology. In addition, none of the trade or service marks utilized by the Company are registered with any United States or foreign trademark registry. The Company employs various methods to protect its technology and the associated documentation including confidentiality agreements with its employees and license agreements with its customers and strategic partners. Such methods may not afford adequate protection and there can be no assurance that others will not independently develop such technology or software incorporating technology that significantly out performs the Company's software.

EMPLOYEES

     The Company has 30 employees, all of whom are full-time, of which three are executive officers, four are engaged in marketing and sales, three are engaged in administration and the balance are technical personnel engaged in providing the Company's computer-related services. The Company considers its relations with its employees to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

       The Company currently leases approximately 14,652 square feet of office and production space (the "Leased Premises") in Mississauga, Ontario under a lease expiring on October 30, 2000 at an annual rental of approximately $144,000 which includes real estate taxes, utility and operating costs allocable to the Leased Premises.

     The Company leases approximately 5,477 square feet of office and production space (the "Leased Premises") in Mississauga, Ontario which it has vacated and is seeking to sublet. The lease expires on September 30, 2001 at an annual base rental of approximately $23,000 plus additional rent equal to real estate taxes, utility and operating costs allocable to the Leased Premises. The Company had the right to terminate the lease at any time after the 36th month (October 1, 1999) of the original term by giving the landlord at least nine months' prior written notice and paying the landlord approximately $18,000, however, the Company vacated the Leased Premises prior to the end of 36 months.

ITEM 3: LEGAL PROCEEDINGS

     The Company is not currently subject to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                       PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the OTCBB under the symbol "TPII". The following table sets forth, the high and low bid prices of the Common Stock for the periods shown as reported by the National Quotation Bureau. The bid prices quoted on the OTCBB reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                          High Bid    Low Bid
                                                          --------    -------
     FISCAL YEAR ENDED JULY 31, 1997
     First Quarter (August 21, 1996 to October 31, 1996)    $4.78       2.63
     Second Quarter (November 1, 1996 to January 31, 1997)   3.19       0.56
     Third Quarter (February 1, 1997 to April 30, 1997)      1.06       0.63
     Fourth Quarter (May 1, 1997 to July 31, 1997)           1.22       0.69

     FISCAL YEAR ENDED JULY 31, 1998
     First Quarter (August 1, 1997 to October 31, 1997)      0.75       0.30
     Second Quarter (November 1, 1997 to January 31, 1998)   0.75       0.38
     Third Quarter (February 1, 1998 to April 30, 1998)      2.19       0.28
     Fourth Quarter (May 1, 1998 to July 31, 1998)           1.75       0.75

     FISCAL YEAR ENDED JULY 31, 1999
     First Quarter (August 1, 1998 to October 31, 1998)      0.78       0.22

     Second Quarter (November 1, 1998 to November 11, 1998)  0.43       0.30

     On October 29, 1998, there were approximately 144 holders of record of Common Stock.

     Since the Company's inception it has not paid any dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance its operations.

     RECENT SALES OF UNREGISTERED SECURITIES.

     The following discussion includes certain information as to transactions which occurred prior to the current Management's assumption of control of the Registrant on the Closing Date and is based on information which Management believes to be reasonably accurate, but not all of which does it have direct knowledge. Notwithstanding the above, TPI is responsible for the information contained in this Form 10-KSB.

      On August 20, 1996, the Closing Date, in satisfaction of gross proceeds of $155,000 received by, and certain services rendered, to TPI-Ontario, in the period April 11 to July 25, 1996, the Registrant issued 160,000 shares of Common Stock to 15 investors (155,000 shares were issued for $1.00 per share and 5,000 shares were issued in exchange for consulting services and a technical review of TPI-Ontario's conversion software). TPI-Ontario received such gross proceeds pursuant to a private offering prior to the Closing Date. The 160,000 shares of Common Stock were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D promulgated under the Act.

      On the Closing Date, Samuel Hamann Graphix Inc. ("SHGI") issued 4,936,050 shares of Common Stock to Joter and 965,000 shares of Common Stock to DTL, in exchange for common shares of TPI-Ontario, which common shares were issued as of April 1, 1996. Joter and DTL, which are controlled by Messrs. Mighton, McCann and Stepanoff, executive officers and directors of the Registrant, acquired the common shares of TPI-Ontario in consideration for certain rights in technology transferred to, and certain services rendered to, TPI-Ontario prior to the Closing Date, which shares, for accounting purposes are deemed to have been issued in exchange for nominal consideration as "founder's shares". Such shares were issued to management in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act").

      Prior to the Closing Date, SHGI issued 740,469 shares of Common Stock,
which remain outstanding.   The Registrant has no records concerning the
transactions in which such shares were issued or the consideration received by the Company in respect of such issuances.

      Prior to the Closing Date (from August 9 through August 19, 1996), SHGI issued, pursuant to a private offering, an aggregate of 1,465,000 shares of Common Stock in consideration for gross proceeds of $14,654 received by SHGI from investors. These transactions were not disclosed to current management of the Registrant prior to or on the Closing Date. Present management is not aware of the exemption relied on for the issuance of such shares; however, Samuel Hamann Graphix Inc. filed a Form D dated August 16, 1996 claiming exemption under Rule 504. Management believes that SHGI relied on Rule 504 of Regulation D under the Act in issuing such securities.

      On the Closing Date, SHGI issued 1,888,000 shares of Common Stock to certain consultants in consideration for certain services rendered in connection with the reverse acquisition. Current management of the Registrant is uncertain of the exemption relied on for the issuance of such shares, but believes prior management relied on the exemption from registration provided by
Section 4(2) of the Act.

      On the Closing Date, SHGI issued 455,000 shares of Common Stock to Jaford Holdings Ltd., 100,000 shares of Common Stock to Innovations Ontario Corp. and 150,000 shares of

Common Stock to Ronald Content, in consideration for the release by such companies and individual of certain claims with respect to marketing rights as to the technology previously transferred to the Registrant by Vladimir Stepanoff, an executive officer and director of the Registrant. Prior to the incorporation of TPI-Ontario, Mr. Stepanoff had granted marketing rights with respect to such technology to Raconix, of which Mr. Content was the sole shareholder. Ronald Content is a sophisticated investor, who was involved in the operations of the Registrant and received the shares for investment. The shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Act. See Item 1, "Description of Business -- Intellectual Property."

      On November 25, 1996, the Registrant issued options to purchase 15,000 shares of Common Stock at an exercise price of $1.99 expiring on November 27, 1997, to a public relations firm, in consideration for certain services. The options were issued in reliance on the exemption from registration provided by
Section 4(2) of the Act. The holder of the option, as the Registrant's public relations firm, was fully familiar with the Registrant's operations and is a sophisticated investor.

      On August 23, 1996, Registrant issued 500,000 units to Mayfair Advisory Group Limited in consideration for gross proceeds of $500,000. Each unit consisted of one share of Common Stock and a Common Stock purchase warrant (the "Warrants"). When issued, the Warrants had a per share exercise price of $1.00, were exercisable for a period of two years, commencing 30 days after the closing of the offering, and were redeemable on 20 days prior written notice at a redemption price of $.005 per Warrant. Pursuant to an amendment to the terms of the Warrants dated August 26, 1998, the Warrants will not be exercisable until a registration statement has become effective covering the Common Stock issuable upon the exercise thereof; the term of such Warrants has been extended through six months following the effective date of such registration statement, and the exercise price has been reduced to $.80 per share of Common Stock, subject to certain adjustments in the event the market for the Company's Common Stock is less than $.80 at the time of the exercise, but in no event shall the exercise price be reduced below $.50 per share. The Common Stock and the Warrants were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

      On January 27, 1997, Registrant issued 208,333 shares of Common Stock to Olive Investments, in consideration for gross proceeds of $150,000. These shares were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

      On March 6, 1997, Registrant issued 501,030 shares of Common Stock to Thomson Kernaghan & Co., Ltd. ("Thomson Kernaghan") in consideration for gross proceeds of $375,000. These shares were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

     On June 27, 1997, Registrant issued 100,000 units to Pinetree Capital Corp. ("Pinetree") in consideration for gross proceeds of $70,000. The units were issued to Pinetree pursuant to a Subscription Agreement by and between TPI and Pinetree (the "Subscription Agreement") by which

Pinetree subscribed for a minimum of 700,000 units and a maximum of 1,000,000 units. The Subscription Agreement was later amended to lower the minimum to
100,000 Units.   Pinetree purchased the foregoing securities for its own
account. Each unit consisted of one share of Common Stock and a common stock purchase warrant expiring two years from the date of issuance, and exercisable at $1.00 per share during the first year and $1.50 per share during the second year. These securities were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Act.

      On August 1, 1997, Registrant sold to Thomson Kernaghan an 8% convertible subordinated debenture due July 31, 1998 in the principal amount of $108,750 (the "Debenture") for a gross purchase price of $108,750. The Debenture was converted, on August 28, 1997, into 198,000 shares of Common Stock at the conversion rate of $0.55 per share. The Debenture was issued in reliance on the exemption from registration provided by Rule 504 of Regulation D, under the Act and the shares of Common Stock issued on conversion of the Debenture were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Act.

      On September 4, 1997, Registrant issued 589,000 shares of Common Stock to Thomson Kernaghan in consideration for gross proceeds of $125,000 ($.21 a share). These shares were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

      On September 26, 1997, Registrant issued 400,000 shares of Common Stock to Thomson Kernaghan in consideration for gross proceeds of $200,000 ($.50 a share). These shares were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

      On October 23, 1997, Registrant issued 400,000 shares of Common Stock to Thomson Kernaghan in consideration for gross proceeds of $200,000 ($.50 a share). These shares were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

      On October 31, 1997, Registrant issued 100,000 shares of Common Stock to Thomson Kernaghan in consideration for gross proceeds of $50,000 ($.50 a share). These shares were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

      On December 10, 1997, Registrant issued 977,778 shares of Common Stock to Thomson Kernaghan in consideration for gross proceeds of $225,000 ($.23 a share). These shares were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

      On January 26, 1998, Registrant issued 444,445 shares of Common Stock to Thomson Kernaghan in consideration for gross proceeds of $99,629 ($.22 a share). These shares were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

      On April 14, 1998, the Registrant sold 6% Convertible Debentures, due April, 2000, in the aggregate principal amount of $1,000,000 and issued warrants to purchase 301,228 shares of Common Stock for gross proceeds of $1,000,000 (of which $550,000 had a conversion rate of 70% of the 5-day average closing bid price and $450,000 had a conversion rate of 80% of the 5-day average closing asked price) as follows: Canadian Advantage LP ($275,000); Dominion Capital Fund ($275,000); Fetu Holdings ($250,000); and Livingstone Asset Management ($200,000). Each of the above claim the status as accredited investors as organizations described in section 501(c)(3) of the Internal Revenue Code, corporation, Massachusetts or similar business trust, or partnership, not formed for the specific purpose of acquiring the securities purchased, with total assets in excess of $5,000,000. Each purchased its debentures and warrants for investment. Canadian Advantage LP ("Canadian") was issued warrants to purchase 16,500 shares of Common Stock at $1.50 per share through April 14, 2000 and warrants to purchase 66,338 shares of Common Stock at $.456 per share through April 14, 2000; Dominion Capital Fund ("Dominion") was issued a like number of identical warrants; Fetu Holdings ("Fetu") was issued like warrants to purchase 15,000 shares at $1.50 and 60,307 shares at $.456, and Livingstone Asset Management ("Livingstone") was issued like warrants to purchase 12,000 shares at $1.50 and 48,245 shares at $.456. From May 14, 1998 through October 26, 1998, the aggregate principal amount of $1,000,000 plus interest was converted into 1,935,223 shares of Common Stock as follows: Dominion and Canadian each converted $275,000 plus interest of Debentures into 532,186 shares of Common Stock, Fetu converted $250,000 plus interest into 483,806 shares of Common Stock and Livingstone converted $200,000 plus interest into 387,045 shares of Common Stock.

     On May 21, 1998, the Registrant sold to Canadian 6% convertible debentures due May 21, 2000 in the aggregate principal amount of $500,000. Warrants to purchase 50,200 shares of Common Stock exercisable at the price of $1.99 through May 21, 2000, were also issued to Canadian. The debentures and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D. On October 27, 1998 and October 29, 1998 an aggregate of $150,000 of debentures plus interest was converted into 747,187 shares of Common Stock.

     On July 10, 1998 the Registrant sold to each of Canadian and Advantage (Bermuda) Fund 6% convertible debentures due July 9, 2000 in the amount of $250,000 for an aggregate of $500,000. Warrants to purchase 34,153 shares of Common Stock exercisable at the price of $1.464 through July 9, 2000, were also issued to each of Canadian and Advantage (Bermuda) Fund. The debentures and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D.

     The Debentures, the warrants and the Common Stock issued on conversion of the Debentures were issued in reliance upon the exemption set forth in Sections 4(2) of the Act and Rule 506 thereunder. Such securities were purchased for investment and not with a view to the public distribution thereof. The Common Stock issued upon conversion of the Debentures were further issued in reliance on Section 3(a)(9) of the Act. In both the issuance of the Debentures and the Common Stock the certificates representing such securities bear a legend preventing resale in the absence of registration with the Commission or an exemption therefrom.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Company's audited financial statements as of July 31, 1998 and July 31, 1997 and the notes thereto all of which financial statements are included elsewhere in this form 10-KSB.

RESULTS OF OPERATIONS

     Results of Operations for the period April 1, 1996 (date of incorporation) to July 31, 1996 were not material. Accordingly, the Company has reported results of operations for the 16-month period from April 1, 1996 to July 31, 1997 (the "1997 Fiscal Period"). Operations actually commenced in October of 1996 when the Company moved into a permanent facility.

NET LOSSES

     For the year ended July 31, 1998 ("Fiscal 1998"), the Company incurred a net loss of $4,300,553. For the 1997 Fiscal Period the Company incurred a net loss of $2,784,536. Cumulative losses from April 1, 1996 through July 31, 1998 (the "Development Period") were $7,085,089. Explanations of these results are set forth below. The Company expects to continue to incur operating losses until such time, if ever, as it generates substantial revenues from the performance of its service offerings.

REVENUE

     For Fiscal 1998 and the 1997 Fiscal Period the Company's revenues were $877,198 and $47,317, respectively. Cumulative revenue during the Development Period was $924,515. During Fiscal 1998, the Company saw continuing gains in the Groupware business and recording of its first Year 2000 revenue. Conversion Services, the Company's core business, accounted for $96,492, or 11%, of gross revenue during Fiscal 1998, as compared to $19,533, or 41%, for the 1997 Fiscal Period.

     The Company expects to generate revenue from (a) the performance of (i) transformation services for end-users of IBM midrange computing systems and application software development services related to client/server migration;
(ii) Year 2000 consulting, analysis, remediation and training services; and
(iii) groupware services, consisting primarily of the performance of application software development services relating to Lotus Notes and ICC products and related instructional services; and (b) the licensing of the Company's proprietary software and ICC software products. The Company is not able to project the amount or proportion of revenue expected to be received from each of the foregoing activities as the Company has not offered each of its services for a sufficient period of time to have such knowledge.

     During the autumn of 1996, the Company positioned itself to market transformation services utilizing the Company's client/server migration software, targeting the IBM mid-range computer market. In this connection, the Company planned to enhance its client/server migration software in the 1997 Fiscal Period. Such plan received less attention during such period as the Company directed its attention to the opportunity presented by the demand for the Year 2000 remediation services. Because of the scope of the Year 2000 problem and the significant dollar volumes which were expected to be expended by users of information technology to remediate the problem, the Company shifted its marketing and sales efforts to promoting Year 2000 remediation services. The Company has negotiated relationships with a vendor of Year 2000 software conversion tools and a company providing computer hardware assessment services to support these efforts. By April 1997, the Company was offering Year 2000 remediation services. The Company has entered into agreements with Canadian and United States sales representation companies to implement the Company's marketing and sales strategies. During Fiscal 1998, approximately $385,967, or 44%, of the Company's revenues were derived from Year 2000 services. Currently, the Company is bidding on Year 2000 remediation projects ranging in size from $100,000 to $1,000,000. There can be no assurance that the Company will enter into any additional contracts with respect to any of such projects.

EXPENSES

     The Company is in the development stage and since April 1, 1996 has incurred costs relating to the start up of operations, such as the costs of raising capital, establishing a facility, recruiting personnel, acquiring and installing furniture and equipment, acquiring development and accounting software, developing its client/server migration software, marketing and sales efforts.

     For Fiscal 1998 and the 1997 Fiscal Period, cost of consulting services accounted for $1,314,356 and $11,271, respectively. The cumulative cost of consulting services for the Development Period accounted for $1,325,627, or 19% of total expenses. The Company anticipates managed growth in this area as people are added to satisfy consulting services provided to our customers. As the employment market has become more competitive as the result of channeling human resources toward the Year 2000 problem, the Company has had to pay a premium for skilled consultants and engineers. These consulting services have been allocated to projects in which the Company has signed contracts.

     Cost of software transformation services accounted for $1,107,208 and $192,729 of total expenses for Fiscal 1998 and the 1997 Fiscal Period, respectively. The cumulative cost of software transformation services for the Development Period was $1,299,937 or 18% of total expenses. The Company added approximately two people to this area during Fiscal 1998. Future growth will depend on the volume of transformation services and year 2000 remediation services being provided by the Company.

     Software development costs accounted for $35,197 and $218,212 during Fiscal 1998 and the 1997 Fiscal Period, respectively. The cumulative amount of software development costs incurred during the Development Period amounted to $253,409, or 4% of total expenses. Software development costs decreased during Fiscal 1998 due to the Company's shift in focus to the selling and reselling of completed products. The Company intends to continue to incur software development costs to enable it to offer client/server migration services, which targets a broad range of client/server systems. The cost of software development is expected to increase as the Company seeks to further develop and enhance its client/server software. The Company believes that development of translators to transform application source code from any type of machine language to a format useable on any client/server system will serve as the benchmark of the Company's ability to respond effectively to end-user requirements. The Company relates the variable cost of consulting services, transformation services and software developments to revenues. The Company believes that, as a percentage of revenues, these costs will vary due to the nature of the project and the specific services required to satisfy customer requirements. The Company anticipates that revenues based on a mature service offering (e.g. client/server migration services) will yield a higher profit margin, while Year 2000 remediation and groupware development projects may require a higher degree of manpower and travel costs. Transformation services and Year 2000 remediation services are based on the number of LOC to be processed or repaired, while consulting and application software development services are provided on time and materials basis to assure profitability.

     General and administrative expense accounted for $1,871,105 of expenses for Fiscal 1998 compared to $874,425 for the 1997 Fiscal Period. The cumulative amount of general and administrative expenses incurred during the Development Period amounted to $2,745,530, or 38% of total expenses. General and administrative expenses consisted primarily of salaries and benefits, consulting fees, travel, investor and public relations, office and equipment rents, professional services, office and telephone expenses. During Fiscal 1998, the Company incurred significant costs related to the registration of its Common Stock under Section 12 of the Securities Exchange Act of 1934, as amended. Such status may increase professional fees significantly and the cost of investor relations may increase as reports and other investor information are required to be filed with the SEC or otherwise made publicly available. The Company anticipates that general and administrative expense (as percentage of total costs and expenses) will decline as the Company's operations expand.

     During Fiscal 1998 the Company incurred two unusual expenses. The first was the settlement of an outstanding issue regarding the distribution of additional shares of the Company to Jaford Holdings Limited ("Jaford") in relation to software marketing rights. The Company elected to pay $259,500 in cash to settle the dispute. In turn, the Company received full release from Jaford with no further exposure to the Company. In the second instance, the Company negotiated an out of court settlement with IBS Conversions, Inc. ("IBS") concerning an outstanding lawsuit filed by IBS with the District Court of Illinois. The Settlement Agreement called for the payment of approximately $90,000 to IBS over a period of six months. In return, the Company received full release from IBS of any future claims.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its activities during the Development Period primarily from the net proceeds of private placements of its securities and, to a lesser extent, from cash flow from operations and the proceeds of two bank loans. The outstanding principal balance of the loans was approximately $1,300,000 at July 31, 1998, and the loans bear interest at an annual rate equal to 2.5% over the bank prime rate of interest ( the current Canadian Prime rate is 7.5%, therefore the Company is paying interest at the rate of 10%) in effect from time to time. Repayment of the loans, together with interest thereon, is secured by a lien on substantially all of the assets of the Company and the Company's executive officers and directors guarantee repayment of the loans.

     At July 31, 1998, the Company had a deficit accumulated during the Development Period of $7,085,089, current assets of $589,930, total liabilities of $1,699,649 and available cash of $150,687. During Fiscal 1998, the Company issued convertible debentures with two private placement investors sponsored by Thomson Kernaghan a registered broker dealer. The convertible debt will require the issuance of common stock at date of conversion, not cash resources of the Company. The Company will continue to raise capital through these vehicles to fund operating activities and other capital requirements. Failure to obtain such equity capital could have a material adverse impact on the Company's ability to expand its operations. There can be no assurance that equity capital will be available to the Company on acceptable terms or at all. In addition, the Company's auditors, in their report on the Company's financial statements as of July 31, 1998 and for the period then ended, have expressed substantial doubt as to the Company's ability to continue as a going concern.

     In addition, implementation of the Company's business plan requires capital resources substantially greater than those currently available to the Company. The Company may determine, depending on the opportunities available to it, to seek additional debt or equity financing to fund the cost of continuing expansion. To the extent that the Company finances expansion through the issuance of additional equity securities, any such issuance would result in dilution of the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities to finance expansion activities, it will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal of, and interest on, any such indebtedness.

     On October 23, 1997, TPI made an offering of 400,000 shares of Common Stock for $200,000 ($.50 a share); on October 31, 1997, an offering of 100,000 Shares of Common Stock for $50,000 ($.50 a share); on December 10, 1997, an offering of 977,778 shares of Common Stock for $225,000 ($.23 a share) and on January 26, 1998, an offering of 444,445 shares of Common Stock for $99,629 ($.22 a share). The offerings were made in Canada pursuant to the claim of exemption under Rule 504 under the Securities Act. These offerings appear to exceed the limitation of said Rule of a maximum of $1 million in any one year period. TPI intends to file a registration statement offering rescission to the purchasers of these offerings. The closing market for TPI Common Stock on November 11, 1998 was $.30. The potential contingent liability for such sales is $574,629, however, to the extent that the sale price of the common Stock remains in excess of the offering prices set forth above, there is no ascertainable liability to the Company.

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


SEASONALITY

     The Company does not deem its revenues to be seasonal. Nevertheless revenues may be affected by the budgeting practices of corporate end-users of IT. Such companies tend to make IT expenditures early in their fiscal year, when new budgets have been approved, or late in their fiscal year, to protect previously budgeted expenditures. In addition, the performance of Year 2000 remediation services may reduce the amount of revenues the Company would otherwise generate from the performance of client/server migration services and affect the Company's ability to service such business. The Company believes that the potential reduction of client/server migration revenues will be more than offset by revenues generated by the performance of Year 2000 remediation services and the opportunity to cross-sell other services to consumers.


ITEM 7. FINANCIAL STATEMENTS

          The financial statements to be provided pursuant to this Item 7 begin on page F-1 of this Report, following Part III hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:

Name                     Age       Position
----                     ---       --------

Paul G. Mighton          45        Chairman of the Board of Directors and Chief
                                   Executive Officer

Douglas Woolridge(1)     39        President and Chief Operating Officer

Gary G. McCann(2)        46        Executive President, Chief Financial
                                   Officer, Secretary and Director

Vladimir Stepanoff       56        Vice President - Technology and Director

John G. McGee(3)         47        Vice President - Finance, Chief Financial
                                   Officer and Director

---------------------

(1) Resigned in October 1998 as the Company's President and Chief Operating Officer.
(2)  Assumed the position of Chief Financial Officer in October 1998.
(3) Resigned in October 1998 as the Company's Vice President-Finance and Chief Financial Officer and Director.


DIRECTORS AND EXECUTIVE OFFICERS

     PAUL G. MIGHTON served as Chairman of the Board of Directors and Chief Executive Officer of TPI-Ontario from its date of incorporation in April 1996 until TPI-Ontario was merged into the Company in February 1998 and has served in the same positions with the Company since August 1996. From February 1995 to June 1996, Mr. Mighton served as Executive Vice President and Chief
Operating Officer of Agensys Canada Limited ("ACL"), an information technology ("IT") company. From April 1993 to February 1995, he served as a Vice President of Co-Operators Data Services Canada Ltd., a provider of IT services, in its Systems Services Division. From 1991 to April 1993, Mr. Mighton was National Director of the Healthcare Systems Division of Information Systems Management Corporation, a Canadian company and a provider of data processing services to health care organizations.

     DOUGLAS WOOLRIDGE served as President and Chief Operating Officer of the Company from September 1997 to October 1998. From July 1994 to July 1997, he served as Chief Information Officer for The R-M Trust Company, a Canadian financial services provider. From August 1992 to June 1994, Mr. Woolridge served as the director of IE Consulting Inc., an independent management consulting firm ("IE"). From August 1989 to August 1992, he served as a consulting manager for the IT consulting practice of IE.

     GARY G. MCCANN has Served as Executive Vice President of the Company since September 1997, as Chief Financial Officer since October 1998 and as a director since August 1996. From August 1996 to September 1997, he served as President and Chief Operating Officer of the Company. From February 1996 to August 1996, Mr. McCann was involved in the founding and organization of TPI- Ontario. From July 1995 to February 1996, he served as President and a director of the Canadian company Mantis Information Technology Ltd., a privately held provider of IT consulting and support services. From December, 1994 to April 1996, Mr. McCann Served as Vice President, Technology and Business Development of ACL. From July 1991 to December 1994, Mr. McCann served as a general manager of Sykes Enterprises Inc. of Canada, the Toronto-based subsidiary of a United States company engaged in providing computing systems integration services ("SEIC") and from July 1992 to December 1994, he also served as a Vice President of Sykes Enterprises, Inc., the parent of SEIC. Mr. McCann holds a Bachelor of Commerce degree in finance and accounting from the University of Windsor, Ontario, Canada.

     VLADIMIR STEPANOFF has served as Vice President-Technology and a director of the Company since August 1996 and held the same positions with TPI-Ontario
from April 1996 until it was merged into the Company in February 1998.   From
April 1994 to August 1996, he served as President and director of Cyberplan Inc., a Canadian-based company engaged in the development and licensing of automatic transformation software. Mr. Stepanoff was the founder of Cyberplan, Inc., which was the successor to Cyberplan Enrg., a firm of which Mr. Stepanoff was the sole proprietor from 1984 to April 1994. Cyberplan Enrg. developed the transformation software which Cyberplan Inc. continued to develop and license. Mr. Stepanoff has a Bachelor of Science Degree (with Honors) in mathematics and physics from the University of British Columbia.

     JOHN G. MCGEE served as Vice President-Finance and Chief Financial Officer of the Company from October 1996 until his resignation in October 1998 and a director from July 1, 1998 until his resignation in October 1998. From May 1991 to October 1996, he served as President and Chief Executive officer and was the principal stockholder of Equitable Lease Corporation, an Ontario, Canada equipment leasing company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's common stock, par value $.001 ("Common Stock"), are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended July 31, 1998.

ITEM 10.                        EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer from August 7, 1996 (the date in which TPI-Ontario merged into Samuel Hamann Graphix, Inc.) through the completion of the fiscal year ended July 31, 1998. No other officer received reportable remuneration.

                                                                                   Long Term Compensation
                                                                           --------------------------------------
                                             Annual Compensation                     Awards              Payouts
                                      -----------------------------------  ---------------------------  ---------
                                                                                                        Long-Term
                                                               Other       Restricted     Securities    Incentive       All
Name of Individual           Fiscal                            Annual         Stock       Underlying       Plan        Other
and Principal Position        Year    Salary($)   Bonus($)  Compensation($)  Awards($)  Options/SARs(#)  Payouts($) Compensation($)
----------------------       ------   ---------   --------  --------------  ----------  --------------   ---------- ---------------
Paul G. Mighton               1998     $110,000      -0-         -0-            -0-          -0-            -0-       $      -

Chairman of the Board         1997     $ 79,264      -0-         -0-            -0-          -0-            -0-       $      -
and Chief executive Officer



     The cost to the Company of personal benefits, including premiums for life insurance and any other perquisites, to such executive does not exceed 10% of such executive's annual salary and bonus.

COMPENSATION OF DIRECTORS

     No compensation is paid by the Company to any of its directors for services in such capacity. Currently, all of the Company's directors are executive officers of the Company.

EMPLOYMENT CONTRACTS

     On January 1, 1997, the Company entered into employment agreements with each of Messrs. Paul G. Mighton, Gary G. McCann, Vladimir Stepanoff and John G. McGee, the Company's executive officers. Such agreements do not provide for a fixed period of employment and provide that an employee's employment may be terminated at any time, without notice, for "cause" (as defined in each agreement), or at any time, upon at least 30 days prior notice, the Company or the employee may terminate such employment, and, without notice upon payment of six months base salary and certain other amounts to the employee, the Company may terminate such employee's employment. The agreements provide for participation in employee benefit programs, vacation and reimbursement of expenses, including for use of the employee's vehicle. Each of the agreements contains provisions prohibiting the employee from competing with the Company for a period of six months following termination of employment and from disclosing confidential information of the Company while employed by the Company and thereafter.

     Mr. Mighton's employment agreement provides that he will be paid an annual salary of approximately $110,000; Mr. McCann's employment agreement provides that he will be paid in annual salary of approximately $95,000; Mr. Stepanoff's employment agreement provides that he will be paid an annual salary of approximately $66,000; and Mr. McGee's employment agreement (prior to his resignation) that he will be paid an annual salary of approximately $88,000.

     Douglas Woolridge, the Company's President and Chief Operating Officer (prior to his resignation), entered into an agreement with the Company pursuant to which he received an annual salary of approximately $62,000.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     Number of Percent of Total
     Securities
Underlying     Options/SARs Granted
Exercise

Name of      Options/SARs     to Employees     or Base      Expiration
Individual     Granted       In Fiscal Year  Price($/Share)    Date
----------   ------------    --------------  -------------  ----------

NONE


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES


                                                     Number of Securities       Value of Unexercised
                                                    Underlying Unexercised          In-The-Money
                    Shares                              Options/SARs                Options/SARs
Name of           Acquired on        Value          at Fiscal Year End (#)     at Fiscal Year End ($)
Individual        Exercise (#)    Realized ($)    Exercisable/Unexercisable  Exercisable/Unexercisable
----------------  ------------    ------------    -------------------------  -------------------------
NONE



1998 STOCK OPTION PLAN

     The Company has established the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan is intended to provide the employees and directors of the Company with an added incentive to continue their services to the Company and to induce them to exert their maximum efforts toward the Company's success. The 1998 Plan provides for the grant of options to directors and employees (including officers) of the Company to purchase up to an aggregate of twenty percent (20%) of the number of shares of Common Stock in the capital of the Company issued and outstanding from time to time less any shares of Common Stock reserved, set aside and made available pursuant to the terms of the Company's employee share purchase plan (the "Share Purchase Plan") and pursuant to any options for services rendered to the Company. The number of shares of Common Stock subject to options granted to any one person under the Plan, the Share Purchase Plan and options for services rendered to the Company may not at any time exceed five percent (5%) of the outstanding shares of Common Stock. The 1998 Plan is currently administered by the Board of Directors. The Board determines, among other things, the persons to be granted options under the

1998 Plan, the number of shares subject to each option and the option price.

     The 1998 Plan allows the Company to grant Non-Qualified Stock Options ("NQSOs") not intended to qualify under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code"). The exercise price of NQSO's may not be less than the fair market value of the Common Stock on the date of grant. Options may not have a term exceeding ten years. Options are not transferable, except upon the death of the optionee.

     Since the 1998 Plan's adoption, NQSO's to purchase 2,800,000 shares of Common Stock were granted and 2,700,000 were canceled as of July 31, 1998.

     On March 16, 1998, Paul G. Mighton was granted 900,000 options to purchase 900,000 shares of Common Stock exercisable at $.30 per share terminating on March 15, 2008. All 900,000 options were canceled as of July 31, 1998.

     On March 16, 1998, Gary McCann was granted 900,000 options to purchase 900,000 shares of Common Stock exercisable at $.30 per share terminating on March 15, 2008. All 900,000 options were canceled as of July 31, 1998.

     On March 16, 1998, John McGee was granted 900,000 options to purchase 900,000 shares of Common Stock exercisable at $.30 per share terminating on March 15, 2008. All 900,000 options were canceled as of July 31, 1998.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of November 11, 1998, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of shares of Common Stock, $.001 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and executive officer of the Company and its subsidiaries, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and officers as a group:


Name and Address of           Amount and Nature of
Beneficial Owner(1)           Beneficial Ownership     Percentage of Class (2)

-------------------           --------------------     -----------------------

Joter Holdings                     4,841,455(3)                 26.7%

Diversified Technologies Ltd.        665,000(3)                  3.7%

Vladimir Stepanoff                 1,633,683(3)                  9.0%

Name and Address of           Amount and Nature of
Beneficial Owner(1)           Beneficial Ownership     Percentage of Class (2)
-------------------           --------------------     -----------------------

Paul G. Mighton                    1,466,683(3)                  8.1%

Gary G. McCann                     1,526,684(3)                  8.4%

John G. McGee                        980,000(3)                  5.4%

All Directors and Officers
as a Group (4 persons)             5,607,050(3)                 31.0%

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Each such person is deemed to be the beneficial owner of shares of Common Stock held by such person (but not held by any other person) on November 11, 1998, and any shares of Common Stock which such person has the right to acquire pursuant to securities exercisable or exchangeable for, or convertible into, Common Stock, within 60 days from such date. The address of each beneficial owner is in care of the Company, Suite 2000, 5500 Explorer Drive, Mississauga, Ontario, Canada.

(2) Based on 18,100,915 shares of Common Stock outstanding at the close of business on November 11, 1998. The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's Common Stock. According to the transfer agent, the number of shares of Common Stock outstanding is approximately 603,000 shares greater than the 18,100,915 indicated by the Company's records. The Company believes that its records are correct and is in the process of resolving this difference. The number of shares outstanding used to calculate the above percentages does not include these shares or any adjustment which might be necessary to resolve this difference.

(3) Joter Holdings ("Joter") is a proprietorship, of which Gary G. McCann is the proprietor. Joter holds the following shares of Common Stock as nominee for Paul G. Mighton, Gary G. McCann, and Vladimir Stepanoff, executive officers and directors of the Company and John G. McGee, a former executive officer and director of the Company: 1,325,433 shares, 1,385,434 shares, 1,392,433 shares, and 738,155 shares, respectively. The shareholders of Diversified Technologies Ltd., a British Virgin Islands corporation ("DTL"), are Paul G. Mighton, Gary
G. McCann, Vladimir Stepanoff and John G. McGee. DTL holds the following shares of Common Stock as nominee for Messrs. Mighton, McCann, Stepanoff and
McGee: 141,250 shares, 141,250 shares, 241,250 shares and 141,250 shares, respectively.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In consideration for the transfer to the Company of the ownership interest in certain technology and certain services provided to the Company, the Company issued 4,936,050 and 965,000 shares of Common Stock to Joter and DTL (Such shares were issued in exchange for shares of TPI-Ontario on August 20, 1996), respectively, which hold such shares as nominees for the benefit of the following executive officers and directors of the Company: Paul Mighton, Gary G. McCann, Vladimir Stepanoff and John McGee. See "Security Ownership of Certain Beneficial Owners and Management."

     From August 1, 1996 through July 11, 1997, the Company made advances to Messrs. Paul G. Mighton, Gary G. McCann and Vladimir Stepanoff, executive officers, directors and principal stockholders of the Company aggregating $115,227. On July 31, 1997, Messrs. Mighton, McCann and Stepanoff executed demand promissory notes payable to the Company in the respective principal amounts of $61,452; $37,829 and $15,946, representing the aggregate amounts borrowed by such persons from the Company. The notes bear interest at the annual rate of 4%. The advances made to Messrs. Mighton and McCann were subsequently written off by the Company and were accounted for as income.

     The Company has paid for the account of Mantis Information Technology Ltd ("Mantis"), a corporation of which Gary G. McCann is the sole stockholder, certain obligations for consulting services incurred by Mantis and has rendered invoices to Mantis in the aggregate amount of approximately $12,000 for funds advanced. As of the date hereof, such invoices remain outstanding.

     Messrs. Mighton, McCann, Stepanoff and McGee have personally guaranteed the payment to a bank of certain purchase money equipment loans made to the Company by such bank. The outstanding principal balance of the loans is currently approximately $52,800. The loans bear interest at 2.5% over the bank's prime rate in effect from time to time (currently 7.5% per annum). See "Management's Discussion and Analysis or Plan of Operations -- Liquidity and Capital Resources."

     The officers of the Company have executed employment agreement with the Company. See "Executive Compensation--Employment Contracts."

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.    Description

3.1 Articles of Incorporation of Samuel Hamann Graphix, Inc. (Nevada) as amended.(1)
3.2 Articles of Merger between Samuel Hamann Graphix, Inc. (Nevada) and Samuel Hamann Graphix, Inc. (California).(1)
3.3            By-laws of Transformation Processing Inc. (Nevada).(1)
3.4            Articles of Merger between of TPI (Ontario) and TPI (Nevada).(1)
10.1           Employment Agreement between TPI and Gary McCann dated January
               1,1997.(1)
10.2           Employment Agreement between TPI and John McGee dated January 1,
               1997.(1)
10.3           Employment Agreement between TPI and Paul G. Mighton dated
               January 1,1997.(1)

10.4           Employment Agreement between TPI and Vladimir Stepanoff dated
               January 1, 1997.(1)
10.5           Letter Agreement dated September 29, 1997 as amended January 6,
               1998 between Douglas Woolridge and TPI.(1)
10.6           Real Estate Lease Agreement dated October 1, 1996 between TPI and
               Royal Trust Corporation of Canada, and Landlord's release of
               Security Interest.(1)
10.7           Form of Software Conversion Agreement.(1)
10.8           Form of Professional Services Agreement.(1)
10.9           Form of Deployment Products License Agreement.(1)
10.10          Form of Software License Agreement.(1)
10.11          Business Development Agreement between Lotus Development
               Corporation and TPI.(1)
10.12          Bill of Sale and Assignment of Copyright, dated July 17, 1996 between CyberPlan Enrg. and TPI as amended as of March 10,
               1998.(1)
10.13          Referral Program Agreement dated November 18, 1997 between Y2K
               Plus and TPI.(1)
10.14          Referral Program Agreement dated November 12, 1997 between MCW
               Business Systems Ltd. and TPI.(1)
10.15          Teaming Agreement dated April 21, 1997 between SHL Systemhouse
               Inc. and TPI.(1)
10.16          Software License Agreement, Value Added Reseller Agreement and
               addendum dated April 23, 1997 between IntellAgent Control
               Corporation and TPI.(1)
10.17          Professional Services Subcontract Agreement dated May 15, 1997 between GE IT Solutions/Universal Data Consultants and TPI.(1)
10.18          Settlement Agreement and Release, among Ronald A. Content,
               Raconix Corporation, Raconix Europe Limited and TPI each dated
               June 16, 1997.(1)
10.19          Demand Promissory Notes dated July 31, 1997, payable to TPI made by Gary G. McCann, Paul Mighton and Vladimir Stepanoff.(1)
10.20          Customer Agreements and Small Business Loan Registrations,
               between  the Bank of Nova Scotia and TPI pertaining to purchase money bank loans.(1)
10.21          Guarantees of Bank loans, dated January 30, 1997 and November 27,
               1997 by Gary G. McCann, Paul Mighton, Vladimir Stepanoff and John
               McGee in favor of the Bank of Nova Scotia..(1)
10.22          Program Product License Agreement, dated October 21, 1997, between Allegient Legacy Solutions, Inc. and TPI.(1)
*10.23         The Company's 1998 Stock Option Plan.
*10.24         Real Estate Sublease Agreement dated June 29, 1998, between TPI and Origin Technology In Business Inc.
*21.1          Subsidiaries of the Registrant.
*27            Financial Data Schedule.

(1) Incorporated by reference from the Form 10-SB filed by the company on March 12, 1998 and amended on August 31, 1998 and October 22, 1998.

*     Filed herewith.

     (b)  Reports on Form 8-K.

     No Reports on Form 8-K were filed during the last quarter of the fiscal year ended July 31, 1998.

TRANSFORMATION PROCESSING INC.
(a development stage company)

FINANCIAL STATEMENTS

JULY 31, 1998

                                                  TRANSFORMATION PROCESSING INC.
                                                   (a development stage company)


                                                                   July 31, 1998
--------------------------------------------------------------------------------







Independent Auditor's Report                                   F - 2


Financial Statements:

   Balance Sheet                                               F - 3
   Statement of Operations                                     F - 4
   Statement of Stockholders' Equity (Deficiency)              F - 5
   Statement of Cash Flows                                     F - 6
   Notes to Financial Statements                           F - 7 - F-16



INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Transformation Processing Inc.


We have audited the accompanying balance sheet of Transformation Processing Inc. (a development stage company) as of July 31, 1998, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the period from April 1, 1996 (date of incorporation) to July 31, 1997, the year ended July 31, 1998, and cumulative amounts from inception to July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transformation Processing Inc. as of July 31, 1998, and the results of its operations and its cash flows for the period from April 1, 1996 (date of incorporation) to July 31, 1997, the year ended July 31, 1998, and cumulative amounts from inception to July 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has had limited operations and has a deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

September 18, 1998, except for the last paragraph of Note 8, as to which the date is October 31, 1998

                                                  TRANSFORMATION PROCESSING INC.
                                                   (a development stage company)



                                                                   BALANCE SHEET
--------------------------------------------------------------------------------

July 31, 1998
--------------------------------------------------------------------------------


ASSETS

Current Assets:
  Cash                                                                                                       $ 150,687
  Accounts receivable, net of allowance for doubtful accounts of $33,000                                       419,933
  Due from related parties                                                                                      14,595
  Prepaid expenses and other current assets                                                                      4,715

----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                                     589,930

Property and Equipment, net                                                                                    182,894

Deferred Debt Cost, net                                                                                         57,022

Other Assets                                                                                                    33,769

----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                                           $ 863,615
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                                                                           $ 350,890
  Accrued expenses and other current liabilities                                                               230,201
  Current maturities of long-term debt                                                                          43,165
  Note payable - stockholder                                                                                    25,803

----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                                650,059

Long-term Debt, net of current maturities                                                                    1,049,590

----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                                      1,699,649
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 5,000,000 shares, none issued                                   -
  Common stock - $.001 par value; authorized 50,000,000 shares, issued
   and outstanding 16,186,628 shares                                                                            16,187
  Additional paid-in capital                                                                                 6,266,719
  Deficit accumulated during the development stage                                                          (7,085,089)
  Cumulative foreign currency translation adjustments                                                          (33,851)
----------------------------------------------------------------------------------------------------------------------

      Stockholders' deficiency                                                                                (836,034)
----------------------------------------------------------------------------------------------------------------------

      Total Liabilities and Stockholders' Deficiency                                                         $ 863,615
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------




                         The accompanying notes and independent auditor's report
                     should be read in conjunction with the financial statements

--------------------------------------------------------------------------------


                                                  TRANSFORMATION PROCESSING INC.
                                                   (a development stage company)

                                                         STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                                             Period from
                                                             April 1, 1996                                            Cumulative
                                                        (date of incorporation)            Year ended                    amounts
                                                           to July 31, 1997               July 31, 1998           from inception
--------------------------------------------------------------------------------------------------------------------------------

Revenue - consulting services                                  $    47,317                  $   877,198              $   924,515
--------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of consulting services                                       11,271                    1,314,356                1,325,627
  Cost of software transformation services                         192,729                    1,107,208                1,299,937
  Software development                                             218,212                       35,197                  253,409
  General and administrative                                       874,425                    1,871,105                2,745,530
  Noncash consulting costs                                       1,536,341                          -                  1,536,341
--------------------------------------------------------------------------------------------------------------------------------
                                                                 2,832,978                    4,327,866                7,160,844
--------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                            (2,785,661)                  (3,450,668)              (6,236,329)

Interest income (expense), net of interest income
 of $9,749 in 1998                                                   1,125                     (849,885)                (848,760)
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                       $(2,784,536)                 $(4,300,553)             $(7,085,089)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

Basic net loss per common share                                $   (.27)                    $  (.30)                      -
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

Weighted-average number of common shares
 outstanding                                                    10,161,665                   14,542,313                -
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


                         The accompanying notes and independent auditor's report
                     should be read in conjunction with the financial statements

                                                  TRANSFORMATION PROCESSING INC.
                                                   (a development stage company)


                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------

Period from April 1, 1996 (date of incorporation) to July 31, 1998
--------------------------------------------------------------------------------

                                                                             Deficit
                                                                           Accumulated        Foreign        Stock-
                                                          Additional       During the        Currency       holders'
                                      Common Stock          Paid-in        Development      Translation      Equity
                                   Shares       Amount      Capital           Stage         Adjustments   (Deficiency)
----------------------------------------------------------------------------------------------------------------------

Issuance of common stock to
 founders                        5,901,050     $ 5,901     $   (5,901)             -              -                 -

Issuance of common
 stock for cash                  1,469,363       1,469      1,215,657              -              -        $ 1,217,126

Options to purchase
 common stock issued
 for services                         -             -          27,362              -              -             27,362

Issuance of common
 stock in reverse acquisition    2,205,869       2,206         13,484              -              -             15,690

Issuance of common
 stock for services in
 reverse acquisition             1,888,000       1,888      1,534,453              -              -          1,536,341

Issuance of common
 stock for intangible asset        705,000         705        572,965              -              -            573,670

Net loss                              -             -              -      $(2,784,536)            -         (2,784,536)

Cumulative foreign currency
 translation adjustments              -             -              -               -        $ 22,855            22,855
----------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1997        12,169,282      12,169      3,358,020      (2,784,536)        22,855           608,508

Issuance of common stock
 for cash                        3,109,223       3,110      1,003,336              -              -          1,006,446

Issuance of common stock
 upon conversion of convertible
 debentures                        908,123         908        706,387              -              -            707,295

Recognition of beneficial
 conversion feature of
 convertible debentures               -             -         650,026              -              -            650,026

Warrants to purchase common
 stock issued with convertible
 debentures                           -             -         527,000              -              -            527,000

Net loss                              -             -              -       (4,300,553)            -         (4,300,553)

Cumulative foreign currency
 translation adjustments              -             -              -               -         (56,706)          (56,706)

Options to purchase common
 stock issued for services            -             -          21,950              -              -             21,950

----------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1998        16,186,628     $16,187     $6,266,719     $(7,085,089)      $(33,851)     $   (836,034)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

                         The accompanying notes and independent auditor's report
                     should be read in conjunction with the financial statements

                                                  TRANSFORMATION PROCESSING INC.
                                                   (a development stage company)


                                                         STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                             Period from
                                                             April 1, 1996                                              Cumulative
                                                        (date of incorporation)             Year ended                    amounts
                                                           to July 31, 1997                 July 31, 1998             from inception
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss from development stage operations                   $(2,784,536)                 $(4,300,553)                $(7,085,089)
  Adjustments to reconcile net loss from development
   stage operations to net cash used in operating activities:
    Depreciation and amortization                                  197,483                      617,451                     814,934
    Issuance of options and warrants to purchase common
     stock for services                                             27,588                      181,317                     208,905
    Issuance of common stock for services in reverse
     acquisition                                                 1,549,056                     -                          1,549,056
    Recognition of beneficial conversion feature                  -                             631,281                     631,281
    Provision for doubtful accounts                               -                              34,325                      34,325
    Write-off of amounts due from related parties                 -                              96,020                      96,020
    Amortization of discounts                                     -                             187,793                     187,793
    Interest expense converted to stock                           -                               7,085                       7,085
    Changes in operating assets and liabilities:
      Increase in accounts receivable                               (3,705)                    (462,787)                   (466,492)
      Increase (decrease) in time deposits                         (23,561)                      22,600                        (961)
      Increase in prepaid expenses and other current assets         (3,426)                      (4,639)                     (8,065)
      Increase in deferred debt costs                             -                             (60,263)                    (60,263)
      Increase in other assets                                      (4,723)                     (26,411)                    (31,134)
      Increase in accounts payable                                  26,116                      347,053                     373,169
      Increase in accrued expenses and other current
        liabilities                                                 89,317                      159,228                     248,545
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                   (930,391)                  (2,570,500)                 (3,500,891)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                              (124,733)                    (122,601)                   (247,334)
  Purchase of intangible assets                                    (24,156)                    -                            (24,156)
  Advances to related parties                                     (129,621)                    -                           (129,621)
------------------------------------------------------------------------------------------------------------------------------------
          Cash used in investing activities                       (278,510)                    (122,601)                   (401,111)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from loan payable - bank                                 73,158                       50,160                     123,318
  Repayments of loan payable - bank                                (15,054)                     (49,312)                    (64,366)
  Repayment of note payable - stockholder                          (74,924)                     (83,300)                   (158,224)
  Net proceeds from issuance of common stock                     1,240,109                      987,484                   2,227,593
  Net proceeds from issuance of convertible debentures            -                           1,903,688                   1,903,688
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities              1,223,289                    2,808,720                   4,032,009
------------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                              2,043                       18,637                      20,680
------------------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                16,431                      134,256                     150,687

Cash at beginning of period                                       -                              16,431                     -

------------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                          $    16,431                  $   150,687                 $   150,687
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                     $     2,419                  $    58,264                 $    60,683
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


Supplemental schedule of noncash financing activity:

  Conversion of long-term debt to common stock                    -                         $   707,295                     -
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------



                         The accompanying notes and independent auditor's report
                     should be read in conjunction with the financial statements

                                                  TRANSFORMATION PROCESSING INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


  1.  PRINCIPAL BUSINESS      On August 20, 1996, Samuel Hamann Graphix, Inc.
      ACTIVITY AND            acquired all of the outstanding common stock of
      SIGNIFICANT             Transformation Processing Inc. ("Ontario"), a
      ACCOUNTING              Canadian corporation.  For accounting purposes the
      POLICIES:               acquisition has been treated as a recapitalization
                              of Ontario with Ontario as the acquirer (reverse acquisition). Samuel Hamann Graphix, Inc. changed its name to Transformation Processing Inc. (the
                              "Company"). On February 19, 1998, Ontario merged into the Company. The accompanying financial statements reflect this merger as if it had occurred on July 31, 1997.

                              The Company is an information technology company that develops and markets software and services that enable companies worldwide to automatically migrate their application programs and data from legacy systems to open systems and client/server environments. The Company has expanded its operations from providing legacy code migration services to three lines of business; client/server migration, year 2000 and groupware services. The Company is targeting customers located throughout Canada and the United States. For the periods ended July 31, 1997 and 1998, all operations of the Company were conducted in Canada. At July 31, 1998, all of the Company's assets are located in Canada.

                              The statement of operations includes the results of operations of the Company for the 16-month period from April 1, 1996 to July 31, 1997. The results of operations for the period from April 1, 1996 to July 31, 1996 were not material.

                              Revenue from fixed-price contracts is recognized ratably over the period of performance in accordance with the American Institute of Certified Public Accountants' Statement of Position 91-1, Software Revenue Recognition. Revenue from customer training, technical support and other services is recognized as the service is performed. The Company provides technical support at no charge for the first 90 days and, under certain circumstances, at no charge if certain other fees are current. Revenue from the sale of deployment product licenses is recognized after installation of the product.

                              Property and equipment is recorded at cost.
                              Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets.

                              The cost of software marketing rights of approximately $780,000 (which includes approximately $207,000 of notes payable plus approximately $573,000 in common stock issued) was being amortized by the straight-line method over four years. Amortization expense charged to operations in the period ended July 31, 1997 and included in cost of software transformation services in the accompanying statement of operations was approximately $180,000. At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results; (ii) projected future operating results; and (iii) any other material factors that affect the continuity of the business. The Company has elected to write off the unamortized balance of the intangible asset (software marketing rights) because future cash flows generated from this asset cannot be determined at this time. The impairment loss of approximately $372,000 is included in the cost of transformation services in the accompanying statement of operations for the year ended July 31, 1998.

                                                  TRANSFORMATION PROCESSING INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              Costs associated with the issuance of the 6% convertible debentures are being amortized on the straight-line method over the term of the debentures. Upon conversion, debt issue costs will be charged to operations. For the year ended July 31, 1998, debt issue costs of $61,396 have been charged to operations and included in interest expense in the accompanying statement of operations.

                              The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management affecting reported amounts of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

                              Basic loss per share is based on the
                              weighted-average number of shares of common stock outstanding during the periods. Fully diluted per share amounts are not presented because the effect would be antidilutive. The prior-year loss per share was unaffected by the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share.

                              Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

                              The Company's functional currency is the Canadian dollar. Balance sheet accounts are translated into U.S. dollars using current exchange rates in effect at the balance sheet date and revenue and expense accounts are translated using an average exchange rate for the period. The gains and losses resulting from translation are included in stockholders' deficiency.

                              Due to the nature of the Company, the
                              convertibility feature, interest rates and repayment terms, the estimated fair value of the Company's long-term debt approximates its carrying amount.


2. PROPERTY AND               Property and equipment, at cost, consists of the
   EQUIPMENT:                 following:


                                                                                            Estimated
                                                                                           Useful Life
------------------------------------------------------------------------------------------------------
                              Machinery and equipment                   $  21,267              5 years
                              Computer equipment                          154,435              5 years
                              Furniture and fixtures                       55,735              7 years
------------------------------------------------------------------------------------------------------

                                                                          231,437
                              Less accumulated depreciation                48,543
------------------------------------------------------------------------------------------------------
                                                                         $182,894

                                                  TRANSFORMATION PROCESSING INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  3.  ACCRUED                 Accrued expenses and other current liabilities
      EXPENSES AND             consist of the following:
      OTHER CURRENT           Accrued professional fees                                                      $  85,793
      LIABILITIES:            Settlement liability                                                              33,082
                              Other (all amounts are less than 5% of current liabilities)                      111,326

----------------------------------------------------------------------------------------------------------------------
                                                                                                              $230,201
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------



   4.  LONG-TERM   DEBT:      Long-term debt consists of the following:
                              Installment loans                                                           $     53,086
                              6% convertible debentures                                                      1,039,669
----------------------------------------------------------------------------------------------------------------------

                                                                                                             1,092,755
                              Less current portion                                                              43,165

----------------------------------------------------------------------------------------------------------------------

                                      Long-term portion                                                     $1,049,590
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------


                              The effect of foreign currency translation adjustments on the Company's long-term debt is included in cumulative foreign currency translation adjustments in stockholders' equity (deficiency) in the accompanying financial statements.

                              The Company is obligated under two installment loans with a bank payable in monthly installments aggregating $4,750 plus interest through February 1, 1999 and December 31, 1999. The loans bear interest at the bank's prime rate (7.25% at July 31, 1998) plus 2.5%. The loans are collateralized by substantially all of the Company's assets.

                              On April 14, 1998, the Company issued two $500,000 6% convertible debentures totaling $1,000,000 for cash, due April 14, 2000. Of the $1,000,000 convertible debentures, $550,000 are convertible into common stock at 70% of the five-day average closing bid price immediately preceding the date of conversion and $450,000 of the debentures are convertible into common stock at 80% of the five-day average closing ask price immediately preceding the date of conversion. In May 1998, $300,000 of 6% convertible debentures were converted into 266,092 shares of common stock and in July 1998 $400,000 of 6% convertible debentures were converted into 642,031 shares of common stock. In connection with the issuance of debentures, the Company issued warrants to purchase 301,228 shares of common stock. The fair value of $251,000 allocated to the warrants is being amortized over the term of the debentures. For the year ended July 31, 1998, amortization of $181,297 has been charged to operations and included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of July 31, 1998.

                                                  TRANSFORMATION PROCESSING INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                              On May 21, 1998, the Company issued two $250,000 6% convertible debentures totaling $500,000 for cash, due May 21, 2000. These debentures are convertible into common stock at 80% of the five-day average closing ask price immediately preceding the date of conversion. In connection with the issuance of debentures, the Company issued warrants to purchase 50,200 shares of common stock. The fair value of $52,500 allocated to the warrants is being amortized over the term of the debentures. For the year ended July 31, 1998, amortization of $5,311 has been charged to operations and included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of July 31, 1998.

                              On July 10, 1998, the Company issued two
                              $250,000 6% convertible debentures totaling
                              $500,000 for cash, due July 10, 2000. These debentures are convertible into common stock at 80% of the five-day average closing ask price immediately preceding the date of conversion. In connection with the issuance of debentures, the Company issued warrants to purchase 68,306 shares of common stock. The fair value of $58,500 allocated to the warrants is being amortized over the term of the debentures. For the year ended July 31, 1998, amortization of $1,183 has been charged to operations and included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of July 31, 1998.

                              On the date of issuance of each convertible debenture, including the convertible debenture issued and converted in August 1997, the Company allocated a portion of the proceeds to the beneficial conversion feature of the debenture which represented the intrinsic value of that feature. That amount is calculated as the difference between the conversion price and the fair value of the common stock into which the debentures are convertible, multiplied by the number of shares into which the debentures are convertible. The amount attributable to the beneficial conversion feature, aggregating $650,026, is included in interest expense in the accompanying statement of operations as the debentures became convertible into common stock on issuance.

                              Each debenture provides the holder with certain registration rights that require the Company to register the common shares underlying each convertible debenture within 90 days following the closing date of the issuance. As of July 31, 1998, the Company was not in compliance with this requirement. If the common shares are not registered, the Company shall pay the debenture holders damages in the amount of 2% of the amount of outstanding debentures every 30 days. The amount of damages accrued and charged to operations at July 31, 1998 was estimated to be $6,000.

                              The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended July 31, 1998: expected volatility of 1.93%; risk-free interest rate of 5.6%; and expected lives of two years.

                                                  TRANSFORMATION PROCESSING INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                              Aggregate maturities of long-term debt are as follows:

                              Year ending July 31,

                                       1999                           $   43,165
                                       2000                            1,049,590

--------------------------------------------------------------------------------
                                                                      $1,092,755
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



  5.  RELATED PARTY           Amounts due from related parties represent
      TRANSACTIONS:           advances made to an officer. This loan was
                              noninterest-bearing through July 31, 1997 but bears interest at 4% per annum subsequent to July
                              31, 1997.

                              The Company acquired the software marketing rights in exchange for 705,000 shares of common stock and notes payable. The rights were valued at the fair value of the shares of common stock ($.81 per common share) and notes payable at the date of issue. See Note 1 of notes to the financial statements for impairment loss.


   6.  NOTE PAYABLE -         Note payable - stockholder consists of a
       STOCKHOLDER:           noninterest-bearing note payable in monthly
                              installments of $5,639 through December 1, 1998.


   7.  COMMITMENTS            The Company is obligated under noncancelable
       AND                    operating leases for office space expiring
       CONTINGENCIES:         at various times through September 30, 2001.
                              Approximate minimum future payments under these leases are payable as follows:


                              Year ending July 31,

                                       1999                             $166,000
                                       2000                              166,000
                                       2001                               57,000
                                       2002                                3,000

--------------------------------------------------------------------------------

                                                                        $392,000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                              The leases are subject to escalation for the Company's proportionate share of increases in real estate taxes and other operating expenses. Rent expense for the period ended July 31, 1997 and the year ended July 31, 1998 amounted to $37,522 and $33,378, respectively.

                              The Company entered into an agreement with an entity whereby the entity will provide the Company with public and investor relations services. Under the terms of the agreement, the Company will issue 150,000 shares of common stock of the Company as compensation for services. At July 31, 1998, those services had not yet been provided.

                                                  TRANSFORMATION PROCESSING INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


8. STOCKHOLDERS'              The Company is authorized to issue 5,000,000
   EQUITY                     shares of preferred stock with rights and
   (DEFICIENCY):              preferences to be determined by the Company's
                              board of directors. As of July 31, 1998, no shares of preferred stock have been issued.


                              The Company issued shares of common stock for cash as follows:

                                                                Additional
                                          Common Stock           Paid-in      Stockholders'
                                      Shares        Amount       Capital         Equity
-----------------------------------------------------------------------------------------

 April 20, 1996                        160,000     $   160     $   136,196     $  136,356
 August 23, 1996                       500,000         500         493,155        493,655
 January 27, 1997                      208,333         208         147,998        148,206
 March 6, 1997                         219,780         220         123,039        123,259
 March 6, 1997                         281,250         281         246,237        246,518
 June 27, 1997                         100,000         100          69,032         69,132

-----------------------------------------------------------------------------------------
       Period ended
        July 31, 1997                1,469,363       1,469       1,215,657      1,217,126
-----------------------------------------------------------------------------------------
 August 28, 1997                       198,000         198         108,105        108,303
 September 4, 1997                     589,000         589         123,481        124,070
 September 26, 1997                    400,000         400         199,044        199,444
 October 23, 1997                      400,000         400         199,600        200,000
 October 31, 1997                      100,000         100          49,900         50,000
 December 10, 1997                     977,778         978         224,022        225,000
 January 26, 1998                      444,445         445          99,184         99,629

-----------------------------------------------------------------------------------------
      Year ended
       July 31, 1998                 3,109,223       3,110       1,003,336      1,006,446
-----------------------------------------------------------------------------------------

                                     4,578,586      $4,579      $2,218,993     $2,223,572
=========================================================================================



                              On April 1, 1996, the Company issued
                              5,901,050 shares of common stock to its
                              founders for certain technology and
                              services, which were valued at a nominal amount.

                              On August 20, 1996, the Company issued
                              2,205,869 shares of common stock to the
                              stockholders of Samuel Hamann Graphix,
                              Inc. in a transaction accounted for as a reverse acquisition.

                              As part of the reverse acquisition the
                              Company issued 1,888,000 shares of
                              common stock to certain consultants for
                              services. These shares have been valued
                              at the fair value at the date of
                              issuance ($.81 per common share).
                              Accordingly, the Company recorded a
                              charge to operations at the time of
                              issuance of $1,536,341. Certain share
                              issuances prior to the reverse
                              acquisition were made by Samuel Hamann
                              Graphix, Inc. and the details of
                              consideration for the issuances were not known by the Company. The Company has addressed the situation by conducting an audit of issued and outstanding shares of common stock. The Company is auditing records received from prior management

                                                  TRANSFORMATION PROCESSING INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                              reflecting shares issued, transferred or sold, apparently without fair consideration to the Company.

                              The Company issued stop transfer instructions as of November 18, 1997 concerning approximately 1,844,000 shares of common stock and had outstanding stop transfer instructions as of October 31, 1998 concerning approximately 1,055,000 shares of common stock. These shares are part of the 1,888,000 shares of common stock issued to the consultants discussed in the preceding paragraph. The stop order transfers remain in effect until the holders of the shares of common stock are able to satisfy the Company's concerns and/or demonstrate that the current holders are holders in due course at which time the stop orders are lifted on an individual basis.






 9.  STOCK OPTIONS AND        The Company has outstanding warrants
     STOCK WARRANTS:          permitting the holders to purchase
                              shares of its common stock at prices
                              ranging from $.46 to $1.99 per share.
                              The warrants have varying expiration
                              dates to July 10, 2000. Warrants to
                              purchase 1,019,734 common shares were
                              outstanding at July 31, 1998. During the year ended July 31, 1998, warrants to purchase 419,734 common shares were issued at prices ranging from $.46 to $1.99 per share. In addition, during the year ended July 31, 1998, warrants to purchase 500,000 shares of common stock, which were to expire, were extended. The extended warrants provide for exercise prices ranging from $.50 to $.80 per share. The warrants were determined to have a fair market value of approximately $165,000, which was charged to operations during the year ended July 31, 1998.

                              During the year ended July 31, 1998, the Company adopted an incentive stock option plan under which options to purchase shares of common stock may be granted to certain key employees. The exercise price is based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options. At July 31, 1998, options to purchase 100,000 shares of common stock at an exercise price of $.50 per share are outstanding and are exercisable through March 25, 2008.

                                                  TRANSFORMATION PROCESSING INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------





A summary of the status of the Company's options as of July 31, 1998 is presented below:

                                                                                    Weighted-
                                                                                     Average
                                                             Number of              Exercise
                                                              Shares                  Price
--------------------------------------------------------------------------------------------

    Granted                                                  100,000                 $.50
    Canceled                                                       -                    -
    Exercised                                                      -                    -

--------------------------------------------------------------------------------------------
           Outstanding at end of year                        100,000                 $.50
============================================================================================

    Options exercisable at year-end                          100,000                 $.50
============================================================================================

    Weighted-average fair value of options
     granted during the year                                    $.44                    -
============================================================================================





                    The following table summarizes information about fixed stock options outstanding at July 31, 1998:


                                                          Options Outstanding                   Options Exercisable
                                                        -----------------------              -------------------------
                                                               Weighted-
                                                                Average        Weighted-                      Weighted-
                                                               Remaining        Average                        Average
                               Exercise          Number       Contractual      Exercise        Number         Exercise
                                 Price         Outstanding       Life            Price       Exercisable        Price
----------------------------------------------------------------------------------------------------------------------

                                $.50             100,000          9.8           $.50           100,000          $.50
----------------------------------------------------------------------------------------------------------------------



                              The Company has elected to apply
                              Accounting Principles Board Opinion No.
                              25 and related interpretations in
                              accounting for its stock options and has adopted the disclosure-only provisions of SFAS No. 123. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and loss per common share would have been as follows:

                              Net loss - as reported                                                       $(4,300,553)
======================================================================================================================

                              Net loss - pro forma                                                         $(4,321,869)
======================================================================================================================

                              Loss per share - as reported                                                 $      (.30)
======================================================================================================================

                              Loss per share - pro forma                                                   $      (.30)
======================================================================================================================

                                                  TRANSFORMATION PROCESSING INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                              In March 1998, the Company issued options to three employees to purchase 2,700,000 shares of common stock at an exercise price of $.30 per share. Those options were canceled as of July 31, 1998 and their fair value is not included in the pro forma net loss and net loss per share information presented above.

                              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended July 31, 1998: expected volatility of 1.93%; risk-free interest rate of 5.7%; expected lives of 10 years; and no payment of dividends expected.

 10.   INCOME TAXES:          The Company recorded a deferred income
                              tax asset for the tax effect of net
                              operating loss carryforwards and the
                              temporary difference between the
                              carrying amount and tax bases of certain intangible assets, aggregating approximately $2,000,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $2,000,000 at July 31, 1998.

                              The Company has a net operating loss carryforward of approximately $4,000,000 available to offset taxable income through the year 2013.


11. GOING CONCERN:            The Company is in the development
                              stage, has a limited operating history, has not generated significant revenue from its planned principal operations through July 31, 1998, has a working capital deficiency and has a deficit accumulated during the development stage at July
                              31, 1998.

                              The Company's financial statements have been prepared on the assumption that the Company will continue as a going concern. Management believes that the development, marketing and initial sales of certain of its technologies will occur before July 31, 1999, thus generating working capital. The Company is also considering other financing alternatives which will allow the Company to continue as a going concern. If there is no or insufficient revenue from the commercial applications of the Company's technologies during the year ending July 31, 1999 or additional financing cannot be obtained, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


12. SUBSEQUENT EVENTS:        In August 1998, $50,000 of 6%
                              convertible debentures, due April 14, 2000, were converted into 108,898 shares of common stock.

                              In September 1998, $125,000 of 6% convertible debentures, due April 14, 2000, were converted into 324,148 shares of common stock.

                              On October 23, 1997, the Company made an offering of 400,000 shares of common stock for $200,000; on October 31, 1997, an offering of 100,000 shares of common stock for $50,000; on December 10, 1997, an offering of 977,778 shares of common stock for $225,000; and on January 26, 1998, an offering of 444,445 shares of common stock for $99,629. These offerings were made

                                                  TRANSFORMATION PROCESSING INC.
                                                   (a development stage company)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                              pursuant to the claim of exemption under rule 504 under the Securities Act of 1934. These offerings appear to exceed the limitation of rule 504 of a maximum of $1,000,000 in any one-year period. The Company intends to file a registration statement offering rescission to the purchasers of these offerings.


13. ADDITIONAL INFORMATION:   The Company's records and the records of its
                              transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 603,000 shares greater than the 16,186,628 indicated by the Company's records. The Company believes that its records are correct and is in the process of resolving this difference. The number of shares outstanding reflected in the Company's financial statements does not include these shares or any adjustment which might be necessary to resolve this difference.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 1998       TRANSFORMATION PROCESSING INC.


     By:  /s/Gary G. McCann             By:  /s/ Paul G. Mighton
          ----------------------             ----------------------
          Gary G. McCann                     Paul G. Mighton,
          Chief Financial Officer and        Chief Executive Officer
          Accounting Officer

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      SIGNATURE                      TITLE                           DATE

/s/ Paul G. Mighton      Chairman of the Board of Directors    November 12, 1998
- --------------------   and Chief Executive Officer
Paul G. Mighton          (Principal Executive Officer)


/s/ Gary G. McCann       Executive President, Chief Financial  November 12, 1998
---------------------    Officer, Secretary And Director
Gary G. McCann          (Principal Financial Officer)


/s/ Vladimir Stepanoff   Vice President-Technology            November  12, 1998
----------------------   And Director
Vladimir Stepanoff

                                     EXHIBIT INDEX


Exhibit No.    Name
-----------    ----

10.23          1998 Stock Option Plan.
10.24          Real Estate Sublease Agreement dated June 29, 1998,
               between TPI and Origin Technology In Business Inc.
21.1           Subsidiaries of the Registrant.
27             Financial Data Schedule