Form 10QSB
period 1998-10-31
TRANSFORMATION PROCESSING INC
filed 1998-12-22
CIK 1034694

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________________ to _______________________

                         Commission file number 0-23903
                                                -------

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

                                 Not Applicable
------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if changed Since Last
Report)

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X           NO
    --------           --------

         As of December 17, 1998, the issuer had 18,100,915 shares of Common Stock, par value $.001 per share, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

                          Index to Financial Statements

                       THREE MONTHS ENDED OCTOBER 31, 1998

                                   (UNAUDITED)

                                                                        Page


Balance Sheet                                                              3

Statements of Operations                                                   4

Statements of Stockholders' Equity (Deficiency)                            5

Statements of Cash Flows                                                   6

Notes to Financial Statements                                              7

Financial Data Schedule                                                   S-1




[INSERT FINANCIAL PAGES]

                                                  TRANSFORMATION PROCESSING INC.
                                                   (a development stage company)
                                                                   BALANCE SHEET

                                                                                October 31, 1998

ASSETS
Current Assets:
     Cash                                                                            $   115,888
     Accounts receivable, net of allowance for doubtful accounts of $31,736              137,466
     Due from related parties                                                             14,261
     Prepaid expenses and other current assets                                            16,486
                                                                                     -----------
          Total current assets                                                           284,101

Property and Equipment, net                                                              190,267
Deferred debt cost, net                                                                   55,715
Other Assets                                                                              29,683
                                                                                     -----------
          Total Assets                                                               $   559,767
                                                                                     -----------
                                                                                     -----------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
     Accounts payable                                                                $   413,639
     Accrued expenses and other current liabilities                                      188,678
     Current maturities of long term debt                                                 48,035
                                                                                     -----------
          Total current liabilities                                                      650,352
Long term debt, net of current maturities                                                939,265
                                                                                     -----------
          Total liabilities                                                            1,589,617
                                                                                     -----------
                                                                                     -----------

Commitments and Contingencies

Stockholders' Deficiency
     Preferred stock - $.001 par value; authorized 5,000,000 shares, none issued
     Common stock - $.001 par value; authorized 50,000,000 shares
          issued and oustanding 17,960,915 shares                                         17,961
     Additional paid-in capital                                                        6,832,963
     Deficit accumulated during the development stage                                 (7,812,254)
     Cumulative foreign currency translation adjustments                                 (68,520)
                                                                                     -----------
          Stockholders' deficiency                                                    (1,029,850)
                                                                                     -----------

          Total Liabilities and Stockholders' Deficiency                             $   559,767
                                                                                     -----------
                                                                                     -----------


                                               See notes to financial statements

                                                  TRANSFORMATION PROCESSING INC.
                                                   (a development stage company)

                                                         STATEMENT OF OPERATIONS

                                                        Three-month          Three-month       Cumulative amounts
                                                       Period ended         Period ended           from inception
                                                        October 31, 1997     October 31, 1998


Revenue                                                  $     88,820      $    191,069      $  1,115,584
                                                         ------------      ------------      ------------
Expenses
      Cost of consulting services                              22,361            16,392         1,342,019
      Cost of software transformation services                 93,753           151,433         1,451,370
      Software development                                     50,242           110,292           363,701
      General and administrative                              274,808           475,382         3,220,912
      Noncash consulting costs                                   --                --           1,536,341

                                                         ------------      ------------      ------------
Total Expenses                                                441,164           753,499         7,914,343
                                                         ------------      ------------      ------------
Loss from operations                                         (352,344)         (562,430)       (6,798,759)

Interest income (expense) net                                    (487)         (164,735)       (1,013,495)
                                                         ------------      ------------      ------------
Net loss                                                 $   (352,831)     $   (727,165)     $ (7,812,254)
                                                         ------------      ------------      ------------
Net loss per common share                                $      (0.03)     $      (0.04)
                                                         ------------      ------------
Weighted average number of common shares outstanding       12,854,554        16,627,716
                                                         ------------      ------------

                                               See notes to financial statements

                                              TRANSFORMATION PROCESSING INC.
                                              (a development stage company)

                                          STATEMENT OF STOCKHOLDERS' DEFICIENCY

Three month period ended October 31, 1998


                                                                                   Deficit
                                                                                 Accumulated       Foreign
                                                                  Additional      During the      Currency           Stock-
                                     Common Stock                  Paid-in       Development     Translation        holders'
                                        Shares        Amount       Capital          Stage        Adjustments       Deficiency


Balance at July 31, 1998                16,186,628     $ 16,187    $ 6,266,719     $ (7,085,089)    $ (33,851)      $ (836,034)
                                        ----------     --------    -----------     -------------    ----------    -------------
Issuance of common stock
  for cash                                       -            -              -                                               -

Issuance of common stock
  upon conversion of
  convertible debentures                 1,774,287        1,774        437,844                                         439,618

Recognition of beneficial
  conversion feature of
  convertible debt                                                      75,000                                          75,000

Warrants to purchase  common
  stock issued with convertible
  debenture                                                             53,400                                          53,400

Net loss                                                                               (727,165)                      (727,165)

Cumulative foreign currency
  translation adjustment                                                                              (34,669)         (34,669)
                                        ----------     --------    -----------     -------------    ----------    -------------
Balance at October 31, 1998             17,960,915     $ 17,961    $ 6,832,963     $ (7,812,254)    $ (68,520)    $ (1,029,850)
                                        ----------     --------    -----------     -------------    ----------    -------------


                                               See notes to financial statements

                                                  TRANSFORMATION PROCESSING INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF CASH FLOWS

                                                                               Three-month          Three-month        Cumulative
                                                                              Period ended         Period ended          amounts
                                                                            October 31, 1997     October 31, 1998    from inception
Cash flows from operating activities:
  Net loss from development stage operations                                 ($  352,831)         ($  727,165)        ($7,812,254)
  Adjustments to reconcile net loss from development stage operations to net cash used in operating activities
     Depreciation  and amortization                                               54,821               11,464             826,398
     Issuance of options and warrants to purchase common stock for services            0               53,400             262,305
     Issuance of common stock for services in reverse acquisition                      0                    0           1,549,056
     Recognition of beneficial conversion feature                                      0               75,000             706,281
     Provision for doubtful accounts                                                   0                    0              34,325
     Write-off of amounts due from related parties                                     0                    0              96,020
     Amortization of discounts                                                         0               39,705             227,498
     Interest expense converted to stock                                               0               14,618               7,085
     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                               (22,438)             272,847            (193,645)
        Decrease in time deposits                                                 23,142                    0                (961)
        Increase in prepaid expenses and other current assets                    (19,396)             (11,879)            (19,944)
        Increase in deferred debt costs                                                0                    0             (60,263)
        (Increase) decrease in other assets                                        4,638                3,312             (27,822)
        Increase in accounts payable                                              80,609               70,827             443,996
        Increase (decrease) in accrued expenses and other current liabilities    (76,980)      es     (36,251)            212,294
                                                                             -----------          -----------         -----------
            Net cash used in operating activities                               (308,435)            (234,122)         (3,749,631)
                                                                             -----------          -----------         -----------
Cash flows from investing activities:
   Purchase of property and equipment                                            (47,640)             (19,533)           (266,867)
   Purchase of intangible assets                                                       0                    0             (24,156)
   Advances to related parties                                                         0                    0            (129,621)
                                                                             -----------          -----------         -----------
            Cash used in investing activities                                    (47,640)             (19,533)           (420,644)
                                                                             -----------          -----------         -----------
Cash flows from financing activities:
   Proceeds from loan payable - bank                                                   0                    0             123,318
   Repayments of loan payable - bank                                              (8,972)             (13,920)            (85,840)
   Repayments of note payable - stockholder                                      (34,754)             (36,676)           (214,798)
   Net proceeds from issuance of common stock                                    483,596                    0           2,665,437
   Net proceeds from issuance of convertible debentures                                0              298,226           1,778,688
                                                                             -----------          -----------         -----------
            Net cash provided by financing activities                            439,870              247,630           4,266,805
                                                                             -----------          -----------         -----------
Effect of exchange rate changes on cash                                           (4,340)              28,774              19,358
                                                                             -----------          -----------         -----------
Net increase (decrease) in cash                                                   79,455              (34,799)            115,888
Cash at beginning of period                                                       16,431              150,687                   0
                                                                             -----------          -----------         -----------
Cash at end of period                                                        $    95,886          $   115,888         $   115,888
                                                                             -----------          -----------         -----------
Supplemental Disclosure of Cash Flow information
   cash paid during the period for interest                                  $     1,443          $     1,738         $    62,421
                                                                             -----------          -----------         -----------
Supplemental Schedule of Non Cash Financing Activity
   Conversion of long term debt to common stock                                                   $   439,618         $ 1,146,913



                                               See notes to financial statements

                         TRANSFORMATION PROCESSING INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     (The information pertaining to the three month periods ended October 31, 1998 and 1997 are unaudited)

1.       BASIS OF PRESENTATION, EVENTS, AND REVERSE ACQUISITION

         The financial statements of Transformation Processing Inc., ("the Company") included herein have been prepared pursuant to generally accepted accounting principles and have not been examined by independent public accountants. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly the results of operation have been made. Pursuant to Securities and Exchange Commission ("SEC") rules and regulations, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The disclosure contained herein should be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the period ended July 31, 1998. The results of operations for the three-month period ended October 31, 1998 and the period ended October 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.       STOCKHOLDERS' EQUITY

         In August 1998, $50,000 of 6% convertible debentures were converted into 108,898 shares of common stock. In September 1998, $150,000 of 6% convertible debentures were converted into 394,118 shares of common stock and in October 1998, $250,000 of 6% convertible debentures were converted into 1,271,271 shares of common stock.

3.       EQUITY TRANSACTIONS and SUBSEQUENT EVENTS

         On September 22, 1998, the Company issued a $200,000 6% convertible debenture, due September 21, 2000. This debenture is convertible to common stock at 80% (eighty percent) of the five day average closing ask price immediately proceeding the date of conversion. In addition, the Company granted warrants to purchase 101,010 shares of common stock at a purchase price of $.40 per share.

         This debenture is convertible into common stock at 80% of the five-day average closing ask price immediately preceding the date of conversion. In connection with the issuance of debentures, the Company issued warrants to purchase 87,720 shares of common stock. The fair value of $39,800 allocated to the warrants is being amortized over the term of the debenture.

         On October 8, 1998, the Company issued a $100,000 6% convertible debenture for cash, due October 7, 2000. This debenture is convertible into common stock at 80% of the five-day average closing ask price immediately preceding the date of conversion. In connection with the issuance of debentures, the Company issued warrants to purchase 55,556 shares of common stock. The fair value of $13,600 allocated to the warrants is being amortized over the term of the debenture.

         On November 18, 1998, the Company issued for cash, a $200,000
         6% Convertible Debenture due November 17, 2000. This debenture is convertible to common stock at 80% (eighty percent) of the five day average closing ask price immediately proceeding the date of conversion. In addition, the Company granted warrants to purchase 101,010 shares of common stock at a purchase price of $.40 per share.

         On the date of issuance of each convertible debenture, the Company allocated a portion of the proceeds to the beneficial conversion feature of the debenture which represented the intrinsic value of that feature. That amount is calculated as the difference between the conversion price and the fair value of the common stock into which the debentures are convertible, multiplied by the number of shares into which the debentures are convertible. The amount attributable to the beneficial conversion feature, aggregating $75,000, is included in interest expense in the accompanying statement of operations as the debentures became convertible into common stock on issuance.

4.       COMMITMENTS

         The Company entered into an agreement with Martin E. Janis & Company ("Janis") to provide the Company with public and investor relations services. Under the terms of the agreement, the Company will grant Janis 150,000 common shares of the Company as compensation for services that had not been provided as of October 30, 1998. The common stock will be restricted under Rule 144 of the Securities Act.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results
                              of Operations.

The following discussion and analysis should be read in conjunction with the Company's first quarter ended unaudited financial statements and notes thereto dated October 31, 1998 and 1997 and cumulative results from April 1, 1996 (date of incorporation), to October 31, 1998.

FINANCIAL CONDITION

The following is a discussion of the material changes in financial condition from July 31, 1998 to October 31, 1998.

Current assets at October 31, 1998 were $284,101 as compared to $589,930 at July 31, 1998. The basis for this decrease in current assets is as follows. Accounts receivable totaled $137,466 at October 31, 1998 as compared to $419,933 at July 31. The decrease was the result of the Company's aggressive collection of outstanding receivables as of the year end and a softening of revenue generation in the quarter.

The Company recorded material changes to Accounts payable and Accrued expenses. Accounts payable at October 31, 1998 was $413,639 as compared to $350,890 at July 31, 1998. Accrued expenses were $188,678 at October 31, 1998 as compared to $230,201 at July 31, 1998. These increases are due to the Company's management of available cash resources and expansion of the business.

The Company issued convertible debentures for cash in the quarter ended October 31, 1998. The company recorded Convertible debt totaling $300,000 for the period. The debt is convertible to shares in the Company and, will not require the outlay of cash in coming periods. Details on the convertible debentures are outlined in the Notes to the Financial Statements.

Additional paid-in capital at October 31, 1998 was $6,832,963 as compared to $6,266,719 at July 31, 1998. The increase in paid-in capital for the period was the result of the issuance of convertible debentures for cash in the amount of $437,844, the discount related to the issuance of convertible debentures totaling $75,000, and the fair value of stock options related to the issuance of convertible debentures totaling $53,400.

Deficit accumulated during the development stage totaled $(7,812,254) as compared to $(3,137,367) at October 31, 1997. The discussion of losses incurred for the periods are outlined in the Results of Operations below.

RESULTS OF OPERATIONS

The following is a discussion of the material change in results of operations for the three-month periods ending October 31, 1998 and 1997.

NET LOSSES

For the quarters ended October 31, 1998 and 1997, the Company incurred net losses of $727,165 and $352,831, respectively. Cumulative losses from April 1, 1996 to October 31, 1998, the Development period, totaled $7,812,254. Explanations of these results are set forth below. The Company expects to continue to incur operating losses until such time, if ever, that it may generate adequate revenues from its ongoing services.

REVENUE

For the quarter ended October 31, 1998 the Company recorded revenue of $191,069 as compared to $88,820 for the quarter ended October 31, 1997. Conversion Services, the Company's core business accounted for $39,558 of gross revenue for the three-month period ended October 31, 1998, as compared to $17,208 for the same period in 1997. GroupWare accounted for $83,390 of gross revenue for the three-month period ended October 31, 1998, as compared to $41,110 for the same period in 1997. Year 2000 accounted for $90,276 of gross revenue for the three month period ended October 31, 1998 as compared to $0 for the same period in 1997.

The Company expects to generate revenue from (a) the sale of (i) transformation services for end-users of IBM midrange computing systems and software development services related to client/server migration; (ii) Year 2000 consulting, analysis, remediation and training services; and (iii) GroupWare services, consisting primarily of the performance of application software development services relating to Lotus Notes and ICC products and related instructional services; and (b) the licensing of the Company's proprietary software and third party proprietary software products. The Company is not able to project the amount or proportion of revenue expected to be received from each of the foregoing activities as the Company has not offered each of its services for a sufficient period of time to have such knowledge.

In the autumn of 1996, the Company positioned itself to market transformation services utilizing the Company's client/server migration software, targeting the IBM mid-range computer market. In this regard, the Company planned to enhance its client/server migration software in the 1997 and 1998 Fiscal Periods. Such plan received less attention during such period as the Company shifted its attention to the opportunity presented by the demand for the Year 2000 remediation services. Significant revenues have not materialized to date however, the Company expects that expenditures by users of information technology to fix their Year 2000 problem will escalate. The Company has expanded its marketing and sales efforts to promoting Year 2000 services in both the information technology field and embedded systems. The Company has negotiated relationships with vendors of Year 2000 software tools. In mid 1997, the Company was offering Year 2000 services. The Company continues to market migration solution and Groupware relationship management software. The Company has entered into agreements with Canadian and United States sales representation companies to implement the Company's marketing and sales strategies. Currently, the Company is bidding on Year 2000 remediation projects software conversion projects and Groupware implementations ranging in size from $100,000 to $1,000,000. There can be no assurance that the Company will enter into any firm contracts with respect to any of such projects.

EXPENSES

The Company is in the development stage and since April 1, 1996 has incurred costs relating to the start up of operations. These costs consist of but are not limited to raising capital, establishing a facility, recruiting personnel, acquiring and installing furniture and equipment, acquiring development and accounting software, developing its client/server migration software and marketing and sales efforts.

For the quarters ended October 31, 1998, October 31, 1997, cost of consulting services accounted for $16,392 and $22,361, respectively. Cumulatively, the cost of consulting services accounted for $1,342,019. The Company anticipates managed growth in this area as people are added to satisfy consulting services provided by the Company. As the employment market becomes more competitive as the result of channeling human resources toward the Year 2000 problem, the Company expects to pay a premium for skilled consultants and engineers. These consulting services will be allocated to projects in which the Company has signed contracts.

Cost of software transformation services accounted for $151,433 of total expenses for the quarter ended October 31, 1998. Comparatively, the Company spent $93,753 for the same quarter ended October 31, 1997 and, has spent $1,451,370 cumulatively in the development stage. The Company anticipates adding people to this area by the fiscal year ending July 31, 1999, but, only if contracts are in hand. This growth will depend on the volume of conversion services and year 2000 scan and repair services provided to our customers.

Software development accounted for $110,292 of total expenses for the quarter ended October 31, 1998. Comparatively, the Company spent $50,242 for the same quarter in 1997 and, has spent $363,701 cumulatively in the development stage. The increases in costs of product development are expected to continue as the Company expands its product offerings.

General and administrative expense accounted for $475,382 of expenses for the quarter ended October 31, 1998. Comparatively, the Company spent $274,808 for the same quarter in 1997 and, has spent $3,220,912 cumulatively in the development stage. The Company's general and administrative expenses consisted primarily of salaries, rent, consulting fees, advertising and legal costs associated with running a publicly traded company.

Cost of Consulting Services, Conversion Services and Product Development

The Company's variable costs of software consulting, translation services and development are in a direct relation to the volume of sales and anticipated revenues. As a percentage of revenue, these costs will vary depending on the nature of the sale and the product mix required to satisfy customer needs. Sales based on mature product will yield a higher margin while specific project type environments may call for a higher degree of manpower and travel costs.

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

Liquidity and Capital Resources

The Company has funded its activities through October 31, 1998 primarily from the net proceeds of private placement of its securities and, to a lesser extent, from cash flow from operations and the proceeds of two bank loans. The outstanding principal balance of the bank loans are approximately $37,950 and the loans bear interest at an annual rate equal to 2.5% over the bank prime rate of interest in effect from time to time. Repayment of the loans, together with interest thereon, is secured by a lien on substantially all of the fixed assets of the Company and the personal guarantees of the Company's executive officers and directors.

At October 31, 1998, the Company had a deficit accumulated during the development stage of ($7,812,254), current assets of $284,101 and current liabilities of $650,352. During the three-month period ended October 31, 1998, the Company entered into a convertible debenture with Thomson Kernaghan a registered broker dealer. The convertible debt will require the issuance of common stock at date of conversion, not cash resources of the Company. Otherwise, the Company did not incur any additional long-term debt. The company has funded its activities to October 31, 1998 primarily through private placements of securities and the issuance of convertible debentures. The Company will continue to raise capital through these vehicles to fund operating activities and other capital requirements. Failure to obtain such equity capital could have a material adverse impact on the Company's ability to expand its operations. There can be no assurance that equity capital will be available to the Company on acceptable terms or at all.

In addition, implementation of the Company's business plan will require capital resources substantially greater than those currently available to the Company. The company may determine, depending on the opportunities available to it, to seek additional debt or equity financing to fund the cost of continuing expansion. To the extent that the Company finances expansion through the issuance of additional equity securities, any such issuance would result in dilution of the interests of the Company's stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities to finance expansion activities, it will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay the principal of, and interest on, any such indebtedness.

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

PART II- OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

(C) On September 22, 1998 the Registrant sold to Fetu Holdings 6% convertible debentures due September 21, 2000 in the aggregate principal amount of $200,000. Warrants to purchase 87,720 shares of Common Stock exercisable at the price of $.456 through September 21, 2000, were also issued. The debentures and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D.

         On October 8, 1998, the Registrant sold 6% Convertible Debentures, due October 7, 2000, in the aggregate principal amount of $100,000 and issued warrants to purchase

55,556 shares of Common Stock for gross proceeds of $100,000 to: Canadian Advantage LP ($25,000); Dominion Capital Fund ($25,000); Fetu Holdings ($25,000); and Advantage Bermuda Fund ($25,000). Each of the above were also issued warrants to purchase 13,889 shares of Common Stock at $.36 per share through October 6, 2000.

         On November 18, 1998, the Registrant sold 6% Convertible Debentures, due November 17, 2000, in the aggregate principal amount of $200,000 and issued warrants to purchase 101,010 shares of Common Stock for gross proceeds of $200,000 to: Canadian Advantage LP ($50,000); Dominion Capital Fund ($50,000); Fetu Holdings ($50,000); and Advantage Bermuda Fund ($50,000). Each of the above were also issued warrants to purchase 25,252 shares of Common Stock at $.396 per share through November 18, 2000.

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

Item 6.  Exhibits and Reports on Form 8-K

[a]      Financial Data Schedule

[b]      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the three-month period ended October 31, 1998.


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TRANSFORMATION PROCESSING INC.



Date     December 21, 1998                /s/ Gary G. McCann
    -------------------------------       ------------------
                                          Gary G. McCann, Chief Financial and
                                          Accounting Officer