Form 10QSB
period 1999-01-31
TRANSFORMATION PROCESSING INC
filed 1999-03-12
CIK 1034694

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      January 31, 1999
                                            -----------------------

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                    to
                                 ------------------    -----------------------

                    Commission file number       0-23903
                                           -----------------

                         TRANSFORMATION PROCESSING INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                     95-4583945
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

         5500 Explorer Drive, Suite 2000, Mississauga, Ontario L4W 5C7
                    (Address of principal executive offices)

                                 (905) 206-1366
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
     (Former Name, Former Address and Former Fiscal Year, if changed Since
                                  Last Report)


      Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.        YES     X      NO
                 ----------    ----------

      As of March 10, 1999, the issuer had 17,960,915 shares of Common Stock, par value $.001 per share, issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                       THREE MONTHS ENDED JANUARY 31, 1999

                                   (UNAUDITED)

                                                                            Page
                                                                            ----
     Balance Sheet                                                             3

     Statements of Operations                                                  4

     Statements of Stockholders' Deficiency                                    5

     Statements of Cash Flows                                                  6

     Notes to Financial Statements                                             7

     Financial Data Schedule                                                 S-1


                                                  TRANSFORMATION PROCESSING INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                   BALANCE SHEET
                                                                       Unaudited
================================================================================

                                                                January 31, 1999
--------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash                                                              $    80,207
   Accounts receivable, net of doubtful accounts $33,000                 280,647
   Due from related parties                                               14,593
   Prepaid expenses and other current assets                              16,260
--------------------------------------------------------------------------------
      Total current assets                                               391,707

Property and Equipment, net                                              189,390
Deferred debt cost, net                                                   57,013
Other Assets                                                              33,233
--------------------------------------------------------------------------------

      Total Assets                                                   $   671,343
================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                                  $   201,121
   Accrued expenses and other current liabilities                        141,111
   Current maturities of long term debt                                   24,589
--------------------------------------------------------------------------------
      Total current liabilities                                          366,821

Long term debt, net of current maturities                              1,500,559

--------------------------------------------------------------------------------
      Total liabilities                                                1,867,380

--------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Deficiency:
   Preferred stock - $.001 par value; authorized 5,000,000
     shares, none issued
   Common stock - $.001 par value; authorized 50,000,000
     shares issued and oustanding 17,960,915 shares                       17,961

   Additional paid-in capital                                          7,122,443
   Deficit accumulated during the development stage                   (8,297,688)
   Cumulative foreign currency translation adjustments                   (38,753)
--------------------------------------------------------------------------------
     Stockholders' deficiency                                         (1,196,037)

--------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Deficiency                  $   671,343


================================================================================

                                               See notes to financial statements




                                                                                                      TRANSFORMATION PROCESSING INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)

                                                                                                             STATEMENT OF OPERATIONS
                                                                                                                           Unaudited
====================================================================================================================================
                                           Three-month       Three-month         Six-month          Six-month     Cumulative amounts
                                           Period ended      Period ended       Period ended       Period ended     from inception
                                         January 31, 1998  January 31, 1999   January 31, 1998   January 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
REVENUE                                    $     69,033      $    326,399       $    157,853       $    517,468      $  1,441,983

---------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
     Cost of sales                              240,180           222,216            406,536            500,333         3,379,306
     General and administrative                 585,363           410,816            860,171            886,198         3,631,728
     Noncash consulting costs                         0                 0                  0                  0         1,536,341

---------------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                  825,543           633,032          1,266,707          1,386,531         8,547,375


---------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                           (756,510)         (306,633)        (1,108,854)          (869,063)       (7,105,392)

INTEREST EXPENSE, NET OF INTEREST INCOME
OF $1,740, $1,175, $2,272, $2,524, AND
$14,692 RESPECTIVELY                             (1,221)         (178,801)            (1,708)          (343,536)       (1,192,296)

---------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                   $   (757,731)     $   (485,434)      $ (1,110,562)      $ (1,212,599)     $ (8,297,688)

---------------------------------------------------------------------------------------------------------------------------------
BASIC NET LOSS PER COMMON SHARE            $      (0.06)            (0.03)             (0.08)             (0.07)

---------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                  13,648,449        17,960,915         13,760,991         17,459,762

---------------------------------------------------------------------------------------------------------------
                                                                                                See notes to financial statements




                                                                          TRANSFORMATION PROCESSING INC.
                                                                           (A DEVELOPMENT STAGE COMPANY)

                                                                   STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                                               Unaudited
========================================================================================================
Six month period ended January 31, 1999
--------------------------------------------------------------------------------------------------------
                                                                     Deficit
                                                                   Accumulated   Foreign
                                                      Additional   During the    Currency      Stock-
                                    Common Stock       Paid-in     Development  Translation   holders'
                                 Shares      Amount    Capital        Stage     Adjustments  Deficiency
--------------------------------------------------------------------------------------------------------
Balance at July 31, 1998       16,186,628  $  16,187  $6,266,719  $ (7,085,089)  $(33,851)  $   (836,034)
--------------------------------------------------------------------------------------------------------

Issuance of common stock
 for cash

Issuance of common stock
 upon conversion of
 convertible debentures         1,774,287      1,774     437,844                                439,618

Recognition of beneficial
 conversion feature of
 convertible debt                                        250,000                                250,000

Warrants to purchase common
 stock issued with convertible
 debenture                                               167,880                                167,880

Net loss                                                            (1,212,599)              (1,212,599)

Cumulative foreign currency
 translation adjustment                                                            (4,902)       (4,902)

--------------------------------------------------------------------------------------------------------
Balance at January 31, 1999    17,960,915  $  17,961  $7,122,443  $ (8,297,688)  $(38,753)  $(1,196,037)

--------------------------------------------------------------------------------------------------------
                                                                       See notes to financial statements




--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  TRANSFORMATION PROCESSING INC.
                                                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                                                         STATEMENT OF CASH FLOWS
                                                                                                                       Unaudited
================================================================================================================================
                                                                             Three-month       Three-month         Six-month
                                                                             Period ended      Period ended       Period ended
                                                                           January 31, 1998  January 31, 1999   January 31, 1998
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss from development stage operations                                  $(757,731)        $(485,434)         $(1,357,189)
  Adjustments to reconcile net loss from development stage operations to net cash used in operating activities
    Depreciation and amortization                                                83,498            14,180              110,939
    Issuance of options and warrants to purchase common stock for services                        114,480
    Issuance of common stock for services in reverse acquisition
    Recognition of beneficial conversion feature                                                  175,000
    Provision for doubtful accounts
    Write-off of amounts due from related parties                                 4,586              (332)
    Amortization of discounts                                                                      14,310
    Amortization of debt costs                                                                      2,082
    Interest expense converted to stock
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                 207,407          (143,181)             (65,962)
     Decrease in time deposits                                                                                          22,404
     Increase in prepaid expenses and other current assets                      (26,655)              226              (46,702)
     Increase in deferred debt costs                                                               (1,298)
     (Increase) decrease in other assets                                                           (3,550)               4,491
     Increase in accounts payable                                               219,143          (212,518)             304,631
     Increase (decrease) in accrued expenses and other current liabilities      253,411           (47,567)             183,358
------------------------------------------------------------------------------------------------------------------------------
         NET CASH USED IN  OPERATING ACTIVITIES                                 (16,341)         (573,602)            (844,030)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property and equipment                                            (41,177)          (13,303)             (88,766)
  Purchase of intangible assets
  Advances to related parties
------------------------------------------------------------------------------------------------------------------------------
         CASH USED IN INVESTING ACTIVITIES                                      (41,177)          (13,303)             (88,766)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from loan payable - bank                                              50,372                                 50,425
  Repayments of loan payable - bank                                             (13,604)          (14,245)             (19,708)
  Repayments of note payable - stockholder                                      (18,804)           (9,201)             (50,975)
  Net proceeds from issuance of common stock                                                                         1,038,998
  Net proceeds from issuance of convertible debentures                                            544,902
------------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                               17,964           521,456            1,018,740
------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                          26,078            29,768              (19,965)
------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                 (13,476)          (35,681)              65,979
Cash at beginning of period                                                      95,886           115,888               16,431
------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                         $  82,410         $  80,207          $    82,410
==============================================================================================================================
Supplemental Disclosure of Cash Flow information
  cash paid during the period for interest                                                      $   2,087
------------------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non Cash Financing Activity
  conversion of long term debt of common stock                                                  $       0
------------------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non Cash Financing Activity
   discount on long-term debt                                                                   $ 118,706
------------------------------------------------------------------------------------------------------------------------------
                                                                                             See notes to financial statements


-------------------------------------------------------------------------------------------------------------
                                                                               TRANSFORMATION PROCESSING INC.
                                                                                (A DEVELOPMENT STAGE COMPANY)
                                                                                      STATEMENT OF CASH FLOWS
                                                                                                    Unaudited
=============================================================================================================
                                                                              Six-month          Cumulative
                                                                             Period ended         amounts
                                                                           January 31, 1999    from inception
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss from development stage operations                                  $(1,212,599)      $(8,297,688)
  Adjustments to reconcile net loss from development stage operations to net cash used in operating activities
    Depreciation and amortization                                                  25,644           840,578
    Issuance of options and warrants to purchase common stock for services        167,880           376,785
    Issuance of common stock for services in reverse acquisition                        0         1,549,056
    Recognition of beneficial conversion feature                                  250,000           881,281
    Provision for doubtful accounts                                                     0            34,325
    Write-off of amounts due from related parties                                    (332)           95,688
    Amortization of discounts                                                      54,015           241,808
    Amortization of debt costs                                                      2,082             2,082
    Interest expense converted to stock                                            14,618            21,703
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                   129,666          (336,826)
     Decrease in time deposits                                                          0              (961)
     Increase in prepaid expenses and other current assets                        (11,653)          (19,718)
     Increase in deferred debt costs                                               (1,298)          (61,561)
     (Increase) decrease in other assets                                             (238)          (31,372)
     Increase in accounts payable                                                (141,691)          231,478
     Increase (decrease) in accrued expenses and other current liabilities        (83,818)          164,727
-----------------------------------------------------------------------------------------------------------
         NET CASH USED IN  OPERATING ACTIVITIES                                  (807,724)       (4,308,615)
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property and equipment                                              (32,836)         (280,170)
  Purchase of intangible assets                                                         0           (24,156)
  Advances to related parties                                                           0          (129,621)
-----------------------------------------------------------------------------------------------------------
         CASH USED IN INVESTING ACTIVITIES                                        (32,836)         (433,947)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from loan payable - bank                                                     0            50,425
  Repayments of loan payable - bank                                               (28,165)          (47,873)
  Repayments of note payable - stockholder                                        (45,877)          (96,852)
  Net proceeds from issuance of common stock                                            0         1,038,998
  Net proceeds from issuance of convertible debentures                            843,128           843,128
-----------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                769,086         1,787,826
-----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                               994           (18,971)
-----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                   (70,480)       (2,973,707)
Cash at beginning of period                                                       266,575                 0
-----------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                         $   196,095       $(2,973,707)
===========================================================================================================
Supplemental Disclosure of Cash Flow information
  cash paid during the period for interest                                    $     3,825       $    62,770
-----------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non Cash Financing Activity
  conversion of long term debt of common stock                                $   439,618       $ 1,146,913
-----------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non Cash Financing Activity
   discount on long-term debt                                                 $   118,706       $   118,706
-----------------------------------------------------------------------------------------------------------
                                                                          See notes to financial statements


                         TRANSFORMATION PROCESSING INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED JANUARY 31, 1999
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION, EVENTS, AND REVERSE ACQUISITION

      The financial statements of Transformation Processing Inc., ("the Company") included herein have been prepared pursuant to generally accepted accounting principles and have not been examined by independent public accountants. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly the results of operation have been made. Pursuant to Securities and Exchange Commission ("SEC") rules and regulations, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The disclosure contained herein should be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended July 31, 1998. The results of operations for the three-month periods ended January 31, 1999, January 31, 1998, and the six-month periods ended January 31, 1999 and January 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

2.    EQUITY TRANSACTIONS and SUBSEQUENT EVENTS

      On November 18, 1998, the Company issued a $200,000 6% convertible debenture for cash, due November 17, 2000. This debenture is convertible into common stock at 80% of the five-day average closing asked price immediately preceding the date of conversion. In connection with the issuance of debentures, the Company issued warrants to purchase 101,010 shares of common stock. The fair value of $34,320 allocated to the warrants is being amortized over the term of the debenture. For the period ended January 31, 1999, amortization of $4,290 has been included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of January 31, 1999.

      On December 4, 1998, the Company issued a $250,000 6% convertible debenture for cash, due December 3, 2000. This debenture is convertible into common stock at 80% of the five-day average closing asked price immediately preceding the date of conversion. In connection with the issuance of debentures, the Company issued warrants to purchase 84,746 shares of common stock. The fair value of $40,080 allocated to the warrants is being amortized over the term of the debenture. For the period ended January 31, 1999, amortization of $5,010 has been included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of January 31, 1999.

      On January 14, 1999, the Company issued a $250,000 6% convertible debenture for cash, due January 13, 2001. This debenture is convertible into common stock at 80% of the five-day average closing asked price immediately preceding the date of conversion. In connection with the issuance of debentures, the Company issued warrants to purchase 156,250 shares of common stock. The fair value of $40,080 allocated to the warrants is being amortized over the term of the debenture. For the period ended January 31, 1999, amortization of $5,010 has been included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of January 31, 1999.

      On the date of issuance of each convertible debenture, the Company allocated a portion of the proceeds to the beneficial conversion feature of the debenture that represented the intrinsic value of that feature. That amount is calculated as the difference between the conversion price and the fair value of the common stock into which the debentures are convertible, multiplied by the number of shares into which the debentures are convertible. The amount attributable to the beneficial conversion feature, aggregating $175,000, is included in interest expense in the accompanying statement of operations as the debentures became convertible into common stock on issuance.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Form 10-QSB contains certain forward-looking statements that are subject to significant risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from historical results and results anticipated by the forward looking statements contained in the following discussion. Such factors and risks include, but are not limited to, intense competition, price cutting and profit margins, dependence on key personnel, the economic environment, the ability to develop, market, support and acquire new computer-related services and products and the ability of the Company to manage its growth.

      The following discussion and analysis should be read in conjunction with the Company's second quarter ended unaudited financial statements and notes thereto dated January 31, 1999 and 1998 and cumulative results from April 1, 1996 (date of incorporation) to January 31, 1999.

      MATERIAL CHANGES IN RESULTS OF OPERATIONS

      The following is a discussion of material changes in results of operations for the three-month periods ending January 31, 1999 and 1998.

      NET LOSSES

      For the quarters ended January 31, 1999 and 1998, the Company incurred net losses of $485,434 and $757,730, respectively. For the six-month periods ended January 31, 1999 and 1998, the Company incurred net losses of $1,212,599 and $1,110,562, respectively. Cumulative losses from April 1, 1996 to January 31, 1999, the Development period, totaled $8,297,688. Explanations of these results are set forth below. The Company expects to continue to incur operating losses until such time, if ever, it may generate adequate revenues from its service offerings.

      REVENUE

      For the quarter ended January 31, 1999 the Company recorded revenue of $326,399 as compared to $69,033 for the quarter ended January 31, 1998. For the six-month period ended January 31, 1999, the Company recorded revenue of $517,468 as compared to $157,853 for the same period ended January 31, 1998. Conversion Services, the Company's core business accounted for $158,045 of gross revenue for the three-month period ended January 31, 1999, as compared to $31,604 for the same period in 1998. Groupware accounted for $81,099 of gross revenue for the three-month period ended January 31, 1999, as compared to $37,429 for the same period in 1998. Year 2000 accounted for $61,602 of gross revenue for the three month period ended January 31, 1999 as compared to $0 for the same period in 1998. Professional services accounted for $25,653 of gross revenue for the three month period ended January 31, 1999 as compared to $0 for the same period in 1998.

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

      In the autumn of 1996, the Company positioned itself to market transformation services utilizing the Company's client/server migration software, targeting the IBM mid-range computer market. In this regard, the Company planned to enhance its client/server migration software in the 1997 and 1998 Fiscal Periods. Such plan received less attention during such period as the Company shifted its attention to the opportunity presented by the demand for the Year 2000 remediation services. Significant revenues have not materialized to date however, the Company expects that expenditures by users of information technology to fix their Year 2000 problem will escalate. The Company has expanded its marketing and sales efforts to promoting Year 2000 services in both the information technology field and embedded systems. The Company has negotiated relationships with vendors of Year 2000 software tools. In mid 1997, the Company was offering Year 2000 services. The Company continues to market migration solution and Groupware relationship management software. The Company has entered into agreements with Canadian and United States sales representation companies to implement the Company's marketing and sales strategies. Currently, the Company is bidding on Year 2000 remediation projects, software conversion projects and Groupware implementations ranging in size from approximately $100,000 to $1,000,000. There can be no assurance that the Company will enter into any firm contracts with respect to any of such projects.

      EXPENSES

      The Company is in the development stage and since April 1, 1996 has incurred costs relating to the start up of operations. These costs consist of, but are not limited to, raising capital, establishing a facility, recruiting personnel, acquiring and installing furniture and equipment, acquiring development and accounting software, developing its client/server migration software and marketing and sales efforts.

      Cost of Sales

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

      For the period ended January 31, 1999 and all comparative periods reported, costs of software consulting, translation services, and development have been combined and included in cost of sales in the accompanying statement of operations. For the quarters ended January 31, 1999, and January 31, 1998, cost of consulting services accounted for $37,768 and $39,458, respectively. For the six-month periods ended January 31, 1999 and 1998, cost of consulting services expenses were $54,160 and $61,105 respectively. Cumulatively, the cost of consulting services accounted for $1,379,787. The Company anticipates managed growth in this area as people are added to satisfy consulting services provided by the Company. As the employment market becomes more competitive as the result of channeling human resources toward the Year 2000 problem, the Company expects to pay a premium for skilled consultants and engineers. These consulting services will be allocated to projects in which the Company has signed contracts.

      Cost of software transformation services accounted for $139,314 of total expenses for the quarter ended January 31, 1999. Comparatively, the Company spent $39,441 for the same quarter ended January 31, 1998 and has spent $1,590,684 cumulatively in the development stage. For the six-month periods ended January 31, 1999 and 1998, software transformation services were $290,747 and $177,239 respectively. The Company anticipates adding people to this area by the fiscal year ending July 31, 1999, but, only if contracts are in hand. This growth will depend on the volume of conversion services and year 2000 scan and repair services provided to our customers.

      Software development accounted for $45,134 of total expenses for the quarter ended January 31, 1999. Comparatively, the Company spent $161,281 for the same quarter in 1998 and, has spent $408,835 cumulatively in the development stage. For the six-month periods ended January 31,1999 and 1998, software development costs were $155,426 and $168,192, respectively. The increases in costs of product development are expected to continue as the Company expands its product offerings.

      General and administrative

      General and administrative costs consist primarily of management and administrative staff, professional services, office and occupancy costs. Significant costs are attributed to the Company becoming a reporting public company. This status will increase audit and legal costs significantly. In relation to the Company becoming a public company, the cost of corporate relations will also increase as quarterly reports and other investor information is required. The Company anticipates that its General and Administrative costs (as a percentage of costs) will decline as the Company's operations expand.

      General and administrative expense accounted for $410,816 of expenses for the quarter ended January 31, 1999. Comparatively, the Company spent $585,363 for the same quarter in 1998 and has spent $3,631,728 cumulatively in the development stage. General and administrative expenses accounted for $886,198 of expenses for the six-month period ended January 31, 1999 compared to $860,171 for the six-month period ended January 31, 1998. The increase in general and administrative expenses related to the increase in interest and amortization charges relating to the issuance of debentures. The Company's general and administrative expenses consisted primarily of salaries, rent, consulting fees, advertising and legal costs associated with being a reporting public company.

      MATERIAL CHANGES IN FINANCIAL CONDITION

      The following is a discussion of the material changes in financial condition from October 31, 1998 to January 31, 1999.

      Current assets at January 31, 1999 were $391,707 as compared to $284,101 at October 31, 1998. The basis for this increase in current assets is as follows. Accounts receivable totaled $280,647 at January 31, 1999 as compared to $137,466 at October 31, 1998. The increase was the result of the Company's increased sales during the quarter.

      The Company recorded material changes to accounts payable and accrued expenses. Accounts payable at January 31, 1999 was $201,121 as compared to $413,639 at October 31, 1998. Accrued expenses were $141,111 at January 31, 1999 as compared to $188,678 at October 31, 1998. These decreases are due to the Company's management of available cash resources and allocation of accrued expenses to the statement of operations.

      The Company issued convertible debentures for cash in the quarter ended January 31, 1999. The Company recorded Convertible debt totaling $700,000 for the period. The debt is convertible to shares of Common Stock in the Company and, will not require the outlay of cash in coming periods. Details on the convertible debentures are outlined in the Notes to the Financial Statements.

      Additional paid-in capital at January 31, 1999 was $7,122,443 as compared to $6,832,963 at October 31, 1998. The increase in paid-in capital for the period was the result of the discount related to the issuance of convertible debentures totaling $175,000, and the fair value of stock options related to the issuance of convertible debentures totaling $114,480.

      Deficit accumulated during the development stage totaled $(8,297,688) as compared to $(7,812,254) at October 31, 1998. The discussion of losses incurred for the periods are outlined in the Results of Operations above.

      Liquidity and Capital Resources

      The Company has funded its activities through January 31, 1999 primarily from the net proceeds of private placement of its securities and, to a lesser extent, from cash flow from operations and the proceeds of two bank loans. The outstanding principal balance of the bank loans are approximately $24,589 and the loans bear interest at an annual rate equal to 2.5% over the bank prime rate of interest in effect from time to time. Repayment of the loans, together with interest thereon, is secured by a lien on substantially all of the fixed assets of the Company and the personal guarantees of the Company's executive officers and directors.

      At January 31, 1999, the Company had a deficit accumulated during the development stage of ($8,297,688), current assets of $391,707 and current liabilities of $366,821. During the three-month period ended January 31, 1999, the Company entered into a convertible debenture with Thomson Kernaghan a registered broker dealer. The convertible debt will require the issuance of common stock at date of conversion, not cash resources of the Company. Otherwise, the Company did not incur any additional long-term debt. The Company expects continue to raise capital through these vehicles to fund operating activities and other capital requirements. Failure to obtain such equity capital could have a material adverse impact on the

      Company's ability to expand its operations. There can be no assurance that equity capital will be available to the Company on acceptable terms or at all.

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

      Year 2000 Problem

      TPI reviewed its internal computer programs and systems to ensure that they were Year 2000 compliant. Work that has been performed to become Year 2000 compliant as of January 31, 1999, has been done internally, at no external cost to TPI. TPI plans to be Year 2000 compliant by September 1999 and anticipates the cost to be incurred will not be material.

      TPI has initiated communications with third party suppliers and customers of the major computers, software, and other equipment used, operated, or maintained by TPI to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, TPI has limited or no control over the actions of these third parties. Thus, while TPI expects that it will be able to resolve any significant
      Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of TPI or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on TPI's business, financial condition, and results of operation.


      PART II- OTHER INFORMATION

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (C) On December 3, 1998, the Registrant sold 6% Convertible Debentures, due December 2, 2000, in the aggregate principal amount of $250,000 and issued warrants to purchase 84,746 shares of Common Stock for gross proceeds of $250,000 to: Advantage (Bermuda) Fund ($75,000); Canadian Advantage LP ($75,000); and Dominion Capital Fund ($100,000). The above were also issued warrants in the amounts of 25,424, 25,424 and 33,898, respectively, to purchase shares of Common Stock at $.59 per share through December 3, 2000. The debentures and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D.

            On January 13, 1999, the Registrant sold to Advantage (Bermuda) Fund 6% Convertible Debentures due January 14, 2001 in the aggregate principal amount of $125,000. Warrants to purchase 78,125 shares of Common Stock exercisable at the price of $.32 through January 14, 2001, were also issued. The debentures and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D.

            On January 14, 1999, the Registrant sold to Dominion Capital Fund 6% Convertible Debentures due January 13, 2001 in the aggregate principal amount of $125,000. Warrants to purchase 78,125 shares of Common Stock exercisable at the price of $.32 through January 14, 2001, were also issued. The debentures and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      [a]    Financial Data Schedule

      [b]    Reports on Form 8-K.

            A current report on Form 8-K was filed by the Company on February 8, 1999 to report an Item 5. Other Event which occurred on January 21, 1999.

            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TRANSFORMATION PROCESSING INC.



      Date  March 12, 1999                        /s/ Gary G. McCann
          --------------------------        -----------------------------------
                                            Gary G. McCann, Chief Financial and
                                              Accounting Officer