Form 10QSB
period 1999-04-30
TRANSFORMATION PROCESSING INC
filed 1999-06-18
CIK 1034694

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For the quarterly period ended            April 30, 1999
                                        ------------------------------


             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from_________________to_________________


                    Commission file number      0-23903
                                          -----------------


                         TRANSFORMATION PROCESSING INC.
       (Exact name of small business issuer as specified in its charter)


             Nevada                                    95-4583945
 (State or other jurisdiction of                    (I.R.S. Employer)
  incorporation or organization)                   Identification No.)


          5500 Explorer Drive, Suite 2000, Mississauga, Ontario L4W567
                   (Address of principal executive officers)


                                 (905)206-1366
                          (Issuer's telephone number)


                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                         if changed Since Last Report)



         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /


         As of June 14, 1999, the issuer had 18,535,145 shares of Common Stock, par value $.001 per share, issued and outstanding.

                         ITEM 1. FINANCIAL STATEMENTS

                         TRANSFORMATION PROCESSING INC.
                          (a development stage company)

                                                                                                     BALANCE SHEET
                                                                                                         Unaudited
------------------------------------------------------------------------------------------------------------------
                                                                                                    April 30, 1999
------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash                                                                                              $   38,885
     Accounts receivable                                                                                  126,122
     Due from related parties                                                                              15,092
     Prepaid expenses and other current assets                                                              4,116
------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                            184,215

Property and Equipment, net                                                                               220,935
Deferred debt cost, net                                                                                    58,961
Other Assets                                                                                               15,247
------------------------------------------------------------------------------------------------------------------
          Total Assets                                                                                 $  479,358
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
     Accounts payable                                                                                  $  200,623
     Accrued expenses and other current liabilities                                                        74,617
     Current maturities of long term debt                                                                  16,415
------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                                       291,655

Long term debt, net of current maturities                                                               1,592,040
------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                             1,883,695
------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Deficiency:
     Preferred stock - $.001 par value; authorized 6,000,000 shares, none issued
     Common stock - $.001 par value; authorized 50,000,000 shares
          issued and oustanding 19,422,256 shares                                                          19,422
     Additional paid-in capital                                                                         7,343,781
     Deficit accumulated during the development stage                                                  (8,730,631)
     Cumulative foreign currency translation adjustments                                                  (36,909)
------------------------------------------------------------------------------------------------------------------
          Stockholders' deficiency                                                                     (1,404,337)
------------------------------------------------------------------------------------------------------------------

          Total Liabilities and Stockholders' Deficiency                                               $  479,358
------------------------------------------------------------------------------------------------------------------

                                       2
                        See notes to financial statements

                         TRANSFORMATION PROCESSING INC.

                         (a development stage company)

                             STATEMENT OF OPERATIONS

                                                                                                                    Unaudited
------------------------------------------------------------------------------------------------------------------------------------
                                                 Three-month     Three-month      Nine-month      Nine-month   Cumulative amounts
                                                Period ended    Period ended    Period ended    Period ended       from inception
                                              April 30, 1998  April 30, 1999  April 30, 1998  April 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
REVENUE                                            $ 260,324       $ 201,344    $    415,345    $    718,812         $  1,643,327
------------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
              Cost of sales                          478,647         262,605         776,241         762,938            3,641,911
              General and administrative             295,517         338,395       1,565,388       1,224,593            3,970,123
              Noncash consulting costs                     0               0               0               0            1,536,341
------------------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                       774,164         601,000       2,341,629       1,987,531            9,148,375
------------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                (513,840)       (399,656)     (1,926,284)     (1,268,719)          (7,505,048)

INTEREST EXPENSE, NET OF
    INTEREST INCOME OF $287,
    $(3,792), $2,600, $(1,214),
    AND $10,900 RESPECTIVELY                        (171,122)        (33,287)       (207,314)       (376,823)          (1,225,583)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                           $(684,962)      $(432,943)   $ (2,133,598)   $ (1,645,542)        $ (8,730,631)
------------------------------------------------------------------------------------------------------------------------------------
BASIC NET LOSS PER COMMON SHARE                    $   (0.04)          (0.02)          (0.15)          (0.09)
------------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES OUTSTANDING                   15,418,505      18,261,735      14,187,071      17,593,571
------------------------------------------------------------------------------------------------------------------------------------

                        See notes to financial statements

                       TRANSFORMATION PROCESSING INC.
                       (a development stage company)

                    STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                                                     Unaudited
------------------------------------------------------------------------------------------------------------------------------------
Nine month period ended April 30, 1999

                                                                                        Deficit
                                                                                      Accumulated     Foreign
                                                                      Additional      During the      Currency         Stock-
                                               Common Stock             Paid-in       Development    Translation      holders'
                                            Shares        Amount        Capital          Stage       Adjustments     Deficiency
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1998                 16,186,628    $ 16,187     $ 6,266,719    $ (7,085,089)    $ (33,851)    $   (836,034)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock
  for cash                                1,663,077       1,663         221,337                                        223,000

Issuance of common stock
  upon conversion of
  convertible debentures                  1,572,551       1,572         437,845                                        439,417

Recognition of beneficial
  conversion feature of
  convertible debt                                                      250,000                                        250,000

Warrants to purchase common
  stock issued with convertible
  debenture                                                             167,880                                        167,880

Net loss                                                                             (1,645,542)                    (1,645,542)

Cumulative foreign currency
  translation adjustment                                                                               (3,058)          (3,058)
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 1999                19,422,256    $ 19,422     $ 7,343,781    $ (8,730,631)    $ (36,909)    $ (1,404,337)
------------------------------------------------------------------------------------------------------------------------------------

                        See notes to financial statements

                         TRANSFORMATION PROCESSING INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                    Unaudited

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Three-month     Three-month      Nine-month
                                                                               Period ended    Period ended    Period ended
                                                                              April 30, 1998  April 30, 1999  April 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss from development stage operations                                     $ (684,962)     $ (432,943)   $ (2,133,599)
  Adjustments to reconcile net loss from development stage operations to net cash used in operating activities
     Depreciation  and amortization                                                  60,698          14,035         173,522
     Issuance of options and warrants to purchase common stock for services
     Issuance of common stock for services in reverse acquisition
     Recognition of beneficial conversion feature                                   161,905                         161,905
     Provision for doubtful accounts
     Write-off of amounts due from related parties                                                     (499)
     Amortization of discounts
     Amortization of debt costs                                                                      91,481
     Interest expense converted to stock
     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                 (158,519)        154,525        (216,585)
        Decrease in time deposits                                                                                    23,736
        Increase in prepaid expenses and other current assets                       (44,217)         12,144          (1,577)
        Increase in deferred debt costs                                                              (1,948)
        (Increase) decrease in other assets                                                          17,980
        Increase in accounts payable                                                 30,103            (498)        341,865
        Increase in litigation liability settlement                                  88,526                          88,526
        Increase (decrease) in accrued expenses and other current liabilities      (139,267)        (66,494)         42,101
-----------------------------------------------------------------------------------------------------------------------------------
            NET CASH USED IN OPERATING ACTIVITIES                                  (685,733)       (212,211)     (1,520,106)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of property and equipment                                                               (45,580)        (89,308)
   Purchase of intangible assets
   Advances to related parties
-----------------------------------------------------------------------------------------------------------------------------------
            CASH USED IN INVESTING ACTIVITIES                                             0         (45,580)        (89,308)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Debt issue costs                                                                 (85,000)                        (85,000)
   Proceeds from loan payable - bank                                                                                 50,978
   Repayments of loan payable - bank                                                (18,055)         (8,174)        (30,059)
   Repayments of note payable - stockholder                                         (16,359)              0         (67,810)
   Net proceeds from issuance of common stock                                                       223,000       1,003,045
   Net proceeds from issuance of convertible debentures                           1,000,000               0       1,000,000
-----------------------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                               880,586         214,826       1,871,104
-----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                              (3,057)          1,643          (3,965)
-----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                     191,796         (41,322)        257,775
Cash at beginning of period                                                          82,410          80,207          16,431
-----------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                            $  274,206      $   38,885    $    274,206
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow information
   cash paid during the period for interest                                      $    4,582      $   29,485    $      4,582
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non Cash Financing Activity
   conversion of long term debt of common stock                                                  $       --
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non Cash Financing Activity
   discount on long-term debt                                                                    $       --
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Nine-month            Cumulative
                                                                              Period ended               amounts
                                                                            April 30, 1999        from inception
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss from development stage operations                                  $ (1,645,542)         $ (8,730,631)
  Adjustments to reconcile net loss from development stage operations                    0              (432,943)
   to net cash used in operating activities                                              0                     0
     Depreciation  and amortization                                                 39,679               840,578
     Issuance of options and warrants to purchase common stock for servi           167,880               390,820
     Issuance of common stock for services in reverse acquisition                        0             1,549,056
     Recognition of beneficial conversion feature                                  250,000               881,281
     Provision for doubtful accounts                                                     0                34,325
     Write-off of amounts due from related parties                                    (831)               95,688
     Amortization of discounts                                                      54,015               241,309
     Amortization of debt costs                                                     93,563                 2,082
     Interest expense converted to stock                                            14,618               113,184
     Changes in operating assets and liabilities:                                        0                     0
        (Increase) decrease in accounts receivable                                 284,191              (336,826)
        Decrease in time deposits                                                        0               153,564
        Increase in prepaid expenses and other current assets                          491               (19,718)
        Increase in deferred debt costs                                             (3,246)              (49,417)
        (Increase) decrease in other assets                                         17,748               (33,320)
        Increase in accounts payable                                              (142,189)              249,464
        Increase in litigation liability settlement                                      0                  (498)
        Increase (decrease) in accrued expenses and other current liabil          (150,312)              164,727
-----------------------------------------------------------------------------------------------------------------------------------
            NET CASH USED IN OPERATING ACTIVITIES                               (1,019,935)           (4,887,275)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of property and equipment                                              (78,416)             (280,170)
   Purchase of intangible assets                                                         0               (69,736)
   Advances to related parties                                                           0              (129,621)
-----------------------------------------------------------------------------------------------------------------------------------
            CASH USED IN INVESTING ACTIVITIES                                      (78,416)             (479,527)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Debt issue costs                                                                                            0
   Proceeds from loan payable - bank                                                     0                50,425
   Repayments of loan payable - bank                                               (36,339)              (47,873)
   Repayments of note payable - stockholder                                        (45,877)             (105,026)
   Net proceeds from issuance of common stock                                      223,000             1,038,998
   Net proceeds from issuance of convertible debentures                            843,128             1,066,128
-----------------------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                              983,912             2,002,652
-----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                              2,637               (18,971)
-----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                   (111,802)           (3,383,121)

Cash at beginning of period                                                        346,782                     0
-----------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                         $    234,980          $ (3,383,121)
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow information
   cash paid during the period for interest                                   $     33,310          $     92,255
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non Cash Financing Activity
   conversion of long term debt of common stock                               $    439,618          $  1,146,913
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non Cash Financing Activity
   discount on long-term debt                                                 $    118,706          $    118,706
-----------------------------------------------------------------------------------------------------------------------------------

                        See notes to financial statements

                         TRANSFORMATION PROCESSING INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE PERIODS ENDED APRIL 30, 1999
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION, EVENTS, AND REVERSE ACQUISITION

         The financial statements of Transformation Processing Inc., ("the Company") included herein have been prepared pursuant to generally accepted accounting principles and have not been examined by independent public accountants. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly the results of operation have been made. Pursuant to Securities and Exchange Commission ("SEC") rules and regulations, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The disclosure contained herein should be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended July 31, 1998. The results of operations for the three-month periods ended April 30, 1999, April 30, 1998, and the nine-month periods ended April 30, 1999 and April 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

2.       EQUITY TRANSACTIONS and SUBSEQUENT EVENTS

         On November 18, 1998, the Company issued a $200,000 6% convertible debenture for cash, due November 17, 2000. This debenture is convertible into common stock at 80% of the five-day average closing asked price immediately preceding the date of conversion. In connection with the issuance of debentures, the Company issued warrants to purchase 101,010 shares of common stock. The fair value of $34,320 allocated to the warrants is being amortized over the term of the debenture. For the period ended April 30, 1999, amortization of $4,290 has been included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of April 30, 1999.

         On December 4, 1998, the Company issued a $250,000 6% convertible debenture for cash, due December 3, 2000. This debenture is convertible into common stock at 80% of the five-day average closing asked price immediately preceding the date of conversion. In connection with the issuance of debentures, the Company issued warrants to purchase 84,746 shares of common stock. The fair value of $40,080 allocated to the warrants is being amortized over the term of the debenture. For the period ended April 30, 1999, amortization of $5,010 has been included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of April 30, 1999.

         On January 14, 1999, the Company issued a $250,000 6% convertible debenture for cash, due January 13, 2001. This debenture is convertible into common stock at 80% of the five-day average closing asked price immediately preceding the date of conversion. In connection with the issuance of debentures, the Company issued warrants to purchase 156,250 shares of common stock. The fair value of $40,080 allocated to the warrants is being amortized over the term of the debenture. For the period ended April 30, 1999, amortization of $5,010 has been included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of April 30, 1999.

         On the date of issuance of each convertible debenture, the Company allocated a portion of the proceeds to the beneficial conversion feature of the debenture that represented the intrinsic value of that feature. That amount is calculated as the difference between the conversion price and the fair value of the common stock into which the debentures are convertible, multiplied by the number of shares into which the debentures are convertible. The amount attributable to the beneficial conversion feature, aggregating $250,000, is included in interest expense in the accompanying statement of operations as the debentures became convertible into common stock on issuance.

         On March 23, 1999, the Company issued 340,000 restricted Common Shares for cash proceeds of $51,000 .The shares were issued at $.15, which represented the closing bid price obtained from Bloomberg LP on March 23, 1999.

         On April 7, 1999, the Company issued 323,077 restricted Common Shares for cash proceeds of $42,000. The shares were issued at $.13, which represented the closing bid price obtained from Bloomberg LP on April 7, 1999.

         On April 20, 1999, the Company issued 1,000,000 restricted Common Shares for cash proceeds of $130,000. The shares were issued at $.13, which represented the closing bid price obtained from Bloomberg LP on April 20, 1999.

         On May 6, 1999, the Company was presented with a statement of claim from the Ontario Court (General Division) in relation to recruiting services provided. The Company has elected to defend the claim and, on May 26, 1999, provided a Notice of Intent to Defend and Notice of Defense to the plaintiff, Emex Systems Inc. (Emex). Emex has filed a claim stating that, in its opinion, The Company has not submitted payment for recruiting services received totaling approximately $55,126. The Company feels that the claim does not have merit and is vigorously defending its position.

         On May 18, 1999, the Company issued 90,469 restricted Common Shares for cash proceeds of $10,856. The shares were issued at $.12, which represented the closing bid price obtained from Bloomberg LP on May 18, 1999.

         On May 18, 1999, the Company issued a Promissory Note for cash proceeds of $145,676. The Promissory Note bears interest at 10%. The principal and interest are due May 18, 2001. This note is convertible into common stock at 80% of the lesser of the five-day average closing asked price immediately preceding the date of conversion and the initial close date.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains certain forward-looking statements that are subject to significant risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from historical results and results anticipated by the forward looking statements contained in the following discussion. Such factors and risks include, but are not limited to, intense competition, price cutting and profit margins, dependence on key personnel, the economic environment, the ability to develop, market, support and acquire new computer-related services and products, the timely funding of customer projects and the ability of the Company to manage its growth.

The following discussion and analysis should be read in conjunction with the 0Company's third quarter ended unaudited financial statements and notes thereto dated April 30, 1999 and 1998 and cumulative results from April 1, 1996 (date of incorporation), to April 30, 1999.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

The following is a discussion of material change in results of operations for the three and nine-month periods ending April 30, 1999 and 1998.

NET LOSSES

For the quarters ended April 30, 1999 and 1998, the Company incurred net losses of $432,943 and $684,962, respectively. For the nine-month periods ended April 30, 1999 and 1998, the Company incurred net losses of $1,645,542 and $2,133,598 respectively. Cumulative losses from April 1, 1996 to April 30, 1999, the Development Period, totaled $8,730,631. Explanations of these results are set forth below. The Company expects to continue to incur operating losses until such time, if ever, it may generate adequate revenues from its service offerings.

REVENUE

For the quarter ended April 30, 1999 the Company recorded revenue of $201,344 as compared to $260,324 for the quarter ended April 30, 1998. For the nine-month period ended April 30, 1999, the Company recorded revenue of $718,812 as compared to $415,345 for the same period ended April 30, 1998. Migration, the Company's core business accounted for $28,942 of gross revenue for the three-month period ended April 30, 1999, as compared to $67,409 for the same period in 1998. Groupware accounted for $131,779 of gross revenue for the three-month period ended April 30, 1999, as compared to $135,295 for the same period in 1998. Year 2000 accounted for $34,989 of gross revenue for the three-month period ended April 30, 1999 as compared to $57,620 for the same period in 1998. Professional services accounted for $5,634 of gross revenue for the three-month period ended April 30, 1999 as compared to $0 for the same period in 1998.

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

In the autumn of 1996, the Company positioned itself to market transformation services utilizing the Company's client/server migration software, targeting the IBM mid-range computer market. In this regard, the

Company planned to enhance its client/server migration software in the 1997 and 1998 Fiscal Periods. Such plan received less attention during such period as the Company shifted its attention to the opportunity presented by the demand for the Year 2000 remediation services. The Company has expanded its marketing and sales efforts to promoting Year 2000 services in both the information technology field and embedded systems. The Company has negotiated relationships with vendors of Year 2000 software tools. In mid 1997, the Company was offering Year 2000 services. The Company continues to market migration solutions and Groupware relationship management software. The Company has entered into agreements with Canadian and United States sales representation companies to implement the Company's marketing and sales strategies. Currently, the Company is bidding on Year 2000 remediation projects, software conversion projects and Groupware implementations ranging in size from $100,000 to $2,000,000. There can be no assurance that the Company will enter into any firm contracts with respect to any of such projects.

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

Cost of Sales

The Company's variable costs of software consulting, translation services and development are in a direct relation to the volume of sales and anticipated revenues. As a percentage of revenue, these costs will vary depending on the nature of the sale and the product mix required to achieve customer needs. Sales based on mature product will yield a higher margin while specific project type environments may call for a higher degree of manpower and travel costs.

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

For the period ended April 30, 1999 and all comparative periods reported, costs of software consulting, translation services, and development have been combined and included in cost of sales in the accompanying statement of operations.

For the quarters ended April 30, 1999, and April 30, 1998, cost of consulting services accounted for $79,716 and $80,794, respectively. For the nine-month periods ended April 30, 1999 and 1998, cost of consulting services expenses were $133,876 and $141,899 respectively. Cumulatively, the cost of consulting services accounted for $1,459,503. The Company anticipates managed growth in this area as people are added to satisfy consulting services provided by the Company.

Cost of software transformation services accounted for $73,429 of total expenses for the quarter ended April 30, 1999. Comparatively, the Company spent $277,967 for the same quarter ended April 30, 1998 and has spent $1,664,113 cumulatively in the development stage. For the nine-month periods ended April 30, 1999 and 1998, software transformation services were $364,176 and $304,536 respectively. The Company anticipates adding people to this area by the fiscal year ending July 31, 1999, but, only if contracts are in hand. This growth will depend on the volume of conversion services and year 2000 scan and repair services provided to our customers.

Software development accounted for $85,553 of total expenses for the quarter ended April 30, 1999. Comparatively, the Company spent $119,886 for the same quarter in 1998 and has spent $494,388 cumulatively in the development stage. For the nine-month periods ended April 30,1999 and 1998, software development costs were $240,979 and $329,806, respectively. The increases in costs of product development are expected to continue as the Company expands its product offerings.

Costs of professional services accounted for $23,907 of total expenses for the quarter ended April 30, 1999. Comparatively, the Company spent $0 for the same quarter in 1998 and has spent $23,907 cumulatively in the development stage. For the nine-month periods ended April 30, 1999 and 1998, costs of professional services were $23,907 and $0 respectively. The Company anticipates managed growth in this area as professional service contracts are signed.

General and Administrative

General and administrative costs consist primarily of management and administrative staff, professional services, office and occupancy costs. Significant costs are attributed to the Company being a reporting public company. This status has increased audit and legal costs significantly. The Company anticipates that its General and Administrative costs (as a percentage of costs) will decline as the Company's operations expand.

General and administrative expense accounted for $338,395 of expenses for the quarter ended April 30, 1999. Comparatively, the Company spent $295,517 for the same quarter in 1998 and has spent $3,970,123 cumulatively in the development stage. General and administrative expenses accounted for $1,224,593 of expenses for the nine-month period ended April 30, 1999 compared to $1,565,388 for the nine-month period ended April 30, 1998. The decrease in general and administrative expenses related to decreased salaries, consulting fees, and the elimination of amortization and other costs associated with software marketing rights. The Company's general and administrative expenses consisted primarily of salaries, rent, consulting fees, advertising and costs associated with being a reporting public company such as legal, audit, and investor relations.

MATERIAL CHANGES IN FINANCIAL CONDITION

The following is a discussion of the material changes in financial condition from July 31, 1998 to April 30, 1999.

Current assets at April 30, 1999 were $184,215 as compared to $589,930 at July 31, 1998. The basis for this decrease in current assets is as follows. Accounts receivable totaled $126,122 at April 30, 1999 as compared to $419,933 at July 31, 1998. The decrease was the result of the Company's collection efforts and decreased sales during the nine months.

The Company recorded material changes to accrued expenses. Accrued expenses were $74,617 at April 30, 1999 as compared to $230,201 at July 31, 1998. This decrease is due to the payment of certain accrued expenses using available cash.

The Company issued Common Stock for cash in the quarter ended April 30, 1999. The Company recorded Additional paid-in capital of $221,338 and Common Stock of $1,663 for the period.

Deficit accumulated during the development stage totaled $(8,730,631) as compared to $(7,085,089) at July 31, 1998. The discussion of losses incurred for the periods are outlined in the Results of Operations above.

Liquidity and Capital Resources

The Company has funded its activities through April 30, 1999 primarily from the net proceeds of private placement of its securities and, to a lesser extent, from cash flow from operations and the proceeds of two bank loans. One of the bank loans has been paid. The outstanding principal balance of the other bank loan as of April 30, 1999 is approximately $16,415 and the loan bears interest at an annual rate equal to 2.5% over the bank prime rate of interest in effect from time to time. Repayment of the loan, together with interest thereon, is secured by a lien on substantially all of the fixed assets of the Company and the personal guarantees of the Company's executive officers and directors.

At April 30, 1999, the Company had a deficit accumulated during the development stage of ($8,730,631), current assets of $184,215 and current liabilities of $291,655. During the three-month period ended April 30, 1999, the Company sold 1,663,077 shares of Common Stock for proceeds of $223,000 to Thomson Kernaghan, a registered broker dealer. Otherwise, the Company did not incur any additional long-term debt. The Company will continue to raise capital through these or similar vehicles to fund operating activities and other capital requirements. Failure to obtain such equity capital could have a material adverse impact on the Company's ability to expand its operations. There can be no assurance that equity capital will be available to the Company on acceptable terms or at all.

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

Year 2000 Problem

TPI reviewed its internal computer programs, hardware, and embedded systems to ensure that they were Year 2000 compliant. Work that has been performed to become Year 2000 compliant as of April 30, 1999, has been done internally, at no external cost to TPI. TPI plans to be Year 2000 compliant by September 1999 and anticipates the cost to be incurred will not be material.

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

Pat II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(C) On December 3, 1998, the Registrant sold 6% Convertible Debentures, due December 2, 2000, in the aggregate principal amount of $250,000 and issued warrants to purchase 84,746 shares of Common Stock for gross proceeds of $250,000 to: Advantage (Bermuda) Fund ($75,000); Canadian Advantage LP ($75,000); and Dominion Capital Fund ($100,000). The above were also issued warrants in the amounts of 25,424, 25,424, and 33,898, respectively, to purchase shares of Common Stock at $.59 per share through December 3, 2000. The debentures and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Act and Rule 506 of Regulation D.

On January 13, 1999, the Registrant sold to Advantage (Bermuda) Fund 6% Convertible Debentures, due January 14, 2001, in the aggregate principal amount of $125,000. Warrants to purchase 78,125 shares of Common Stock exercisable at the price of $.32 through January 14, 2001, were also issued. The debentures and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Act and Rule 506 of Regulation D.

On January 14, 1999, the Registrant sold to Dominion Capital Fund 6% Convertible Debentures, due January

13, 2001, in the aggregate principal amount of $125,000. Warrants to purchase 78,125 shares of Common Stock exercisable at the price of $.32 through January 14, 2001, were also issued. The debentures and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Act and Rule 506 of Regulation D.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)      Financial Data Schedule

(b)      Reports on Form 8-K.

         A current report on Form 8-K was filed by the Company on May 12, 1999 to report an Item 5. Other Event which occurred on April 29, 1999.

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TRANSFORMATION PROCESSING INC.


Date  June 15, 1999                  /s/ Warren P.A. Strutt
    -----------------------------    -------------------------------------------
                                     Warren P.A. Strutt, Chief Financial Officer