Form 10KSB40
period 1999-07-31
TRANSFORMATION PROCESSING INC
filed 2000-04-27
CIK 1034694

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------


                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended July 31, 1999

                         Commission file number 0-23903

                         TRANSFORMATION PROCESSING INC.
                         ------------------------------
                 (Name of small business issuer in its charter)

                  Nevada                                        95-4583945
 -------------------------------                           --------------------
 (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

  365 Bay Street, Toronto, Ontario                                M5H 2V2
 ----------------------------------------                         ----------
 (Address of principal executive offices)                         (Zip Code)

 Issuer's Telephone Number, Including Area Code:                (416) 414-9450
 ----------------------------------------------                 --------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Shares,
                                                                $.025 par value


           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes /_/  No /X/


           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

           The issuer's net sales for its most recent fiscal year were $954,874.

           The aggregate market value of the 4,680,690 shares of voting stock held by non-affiliates of the Registrant, as of April 14, 2000 when the closing sale price was $5.50 per share, was $25,743,795 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

           The number of shares outstanding of the issuer's common stock, par value $.025 per share, as of April 14, 2000, was 4,810,367.
           Documents Incorporated by Reference:  Not Applicable.
           Exhibit Index is located on page 23

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

           On August 20, 1996 (the "Closing Date") the Founders, as holders of all of the outstanding Common Stock of TPI-Ontario, entered into an agreement with Samuel Hamann Graphix, Inc., a Nevada corporation ("SHG-Nevada"), whereby the Founders exchanged their shares of TPI-Ontario for an aggregate of 9,442 shares of the Common Stock of SHG-Nevada. As a result of this transaction, which was accounted for as a reverse acquisition (the "Reverse Acquisition"), TPI-Ontario became a wholly owned subsidiary of SHG-Nevada and the Founders acquired control of SHG-Nevada. On the date of the Reverse Acquisition, SHG-Nevada had not conducted any business operations.

           SHG-Nevada was incorporated on August 7,1996 and had been formed for the purpose of merging with and into Samuel Hamann Graphix, Inc. ("SHG-California"), a California corporation with publicly traded shares, with SHG-Nevada as the surviving entity, in order to change the domicile of SHG-California from California to Nevada (the "Merger"). On the Closing Date the Founders were informed, and subsequent inquiry revealed, that although SHG-California and SHG-Nevada had entered into an agreement and plan of merger, dated August 14, 1996 (the "Merger Agreement"). The Merger Agreement stipulated that the Merger would not be effective until approval of the Merger Agreement by the parties and the filing of articles of merger with the Secretary of State of the State of Nevada. While the Merger Agreement had apparently been approved by both parties, the articles of merger had not been filed with the State of Nevada nor had articles of merger been filed with the State of California, as stipulated by California law. In order to effect the merger of TPI- Ontario into SHG-Nevada, the Merger had to be completed by making the required filings. Those filings were made in July 1997.

           In March 1997, SHG-Nevada amended its articles of incorporation to change its name to Transformation Processing Inc. ("TPI" or the "Company"). In February 1998, TPI merged its wholly-owned subsidiary, TPI-Ontario, into TPI with TPI as the surviving entity. In June 1998, TPI finalized the merger with SHG-California, merging it into TPI with TPI as the surviving entity.

           On August 23, 1999 the Company filed a Notice of Intent to seek Reorganization under the Bankruptcy and Insolvency Act of Canada with the Superior Court of Justice for the Province of Ontario. On November 25, 1999, Transformation Processing Inc.'s Proposal in bankruptcy was approved by the court. The Proposal was made only to the preferred and unsecured creditors. The Proposal basically stipulates that a pool of funds up to $300,000 will be available for distribution to the unsecured creditors, after deducting payments to preferred creditors, consisting of crown claims, employee claims and landlord's claim. Out of the remaining funds, the unsecured creditors will be paid in full on the first $2,000 of their claims, CD$0.50 per CD$1.00 of their claim between CD$2,001 and CD$5,000, and up to CD$0.10 per CD$1.00 of their claim thereafter.

           The Company anticipates successfully complying with the Proposal and intends to file for a court order affirming the compliance in May or June 2000.

           On February 18, 2000, the Company signed a letter of intent to acquire the assets of eAutoclaims.com, Inc. ("eAuto"), a Delaware corporation, headquartered in Palm Harbor, Florida. On April 24, 2000, the Company and eAuto signed a Merger Agreement and Plan of Reorganization, pursuant to which the Company will be acquired in a reverse merger by eAuto.

           This Form 10-KSB contains certain forward-looking statements that are subject to significant risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from historical results and results anticipated by the forward looking statements contained in the following discussion. Such factors and risks include, but are not limited to, the Company's ability to complete the acquisition of eAuto, eAuto's ability to operate as a public company, its ability to use the Internet, intense competition, price cutting and profit margins, dependence on key personnel, the economic environment, the ability to develop, market, support and acquire new computer-related services and products and the ability of the Company to manage its growth.

           BUSINESS OF THE COMPANY

           The business described herein is the historical business of the Company. If the Company completes its asset acquisition of eAutoclaims.com, Inc., it is envisioned that these businesses will be spun off from the Company and the Company will no longer participate in these types of businesses. See eAUTOCLAIMS.COM ACQUISITION AND BUSINESS.

           CLIENT/SERVER MIGRATION SERVICES. The Company developed software for the automatic migration of "legacy" computer application source code and data used on past and current IBM "mid-range" computers (often referred to as "minicomputers," as compared to desktop or microcomputers) to a format compatible with a wide range of open "client/server" computing systems from various manufacturers. A client/server system is a network consisting of a "server" computer and one or more "client" computers in which processing, data storage and accessibility to data bases are shared among the individual computers comprising the network. The Company provided transformation services, utilizing the Company's migration software, and support services to end-users seeking to transform their closed proprietary systems to open client/server systems.

           SERVICES OFFERED. The Company offered transformation services which enabled companies to automatically migrate legacy application programs and data to any open system environment, using technology which the Company believes to be superior to that which is used in the emulation and conversion methods. The Company's software disassembles existing application source code at the operating system level, then automatically translates and reassembles the code so as to be useable in an open system environment.

YEAR 2000 REMEDIATION SERVICES

           The Company offered Year 2000 remediation consulting and training services to commercial and industrial end-users of mainframe and mid-range computing systems. The Company targeted manufacturing companies and companies in the financial, insurance and healthcare industries.

           SERVICES OFFERED. In March 1997, the Company decided to offer Year 2000 remediation services. The Company initially decided to offer "scan and repair" services to companies requiring Year 2000 remediation services, as a subcontractor to IT Vendors providing Year 2000 project management remediation services. Such services were to be rendered commencing in September 1997 at a scan and repair "factory" to be located at the Company's facility in Mississauga, Ontario. The decision was also made not to develop a Year 2000 conversion toolset based on the Company's existing proprietary technology, but to continuously search for, and seek to license, the best available Year 2000 software remediation tools. The Company observed that while there was no shortage of Year 2000 software conversion tools, there was a significant demand for the application of state-of-the-art project management methodologies that permited Year 2000 conversion projects to be performed in the shortest possible time, in some cases at a fixed cost, and with the least disruption to a customer's continuing operations. Accordingly, the Company decided to offer a full range of services, based largely on the project management methodology it employed in providing client/server transformation services.

GROUPWARE SERVICES

           Groupware was a type of software designed to allow users on a client/server network to use the same software and work on the same project at the same time. Notes-Registered Trademark- ("Notes") was a groupware product of Lotus Development Corporation, an IBM subsidiary ("Lotus"), that, among other applications, allowed users to work on the same document and exchange electronic mail. Notes permited the integration of information from desktop computer applications, relational databases, legacy systems and the World Wide Web. Notes contained an application development environment, a document database and sophisticated messaging system which permited the development of custom applications for improving business processes in areas such as product development, customer service, sales and account management.

           BUSINESS STRATEGY. As described in eAUTOCLAIMS.COM ACQUISITION AND BUSINESS, the Company has entered into an agreement to acquire eAutoclaims.com, Inc. ("eAuto"). In the event that the merger is effected, it is envisioned that the Company will no longer participate in such businesses.

BACKLOG

           Since the Company currently has no operations, it does not have a backlog.

COMPETITION

           Since the Company currently has no operations, it does not have any competition.

INTELLECTUAL PROPERTY

           In July 1996, TPI-Ontario acquired the intellectual property rights for "IBM midrange migration tools" software from Vladimir Stepanoff, Vice President-Technology and a director of the Company. All enhancements of such software are wholly-owned by the Company.

           Prior to April 1, 1996, the Company's date of incorporation, Mr. Stepanoff entered into an agreement with Raconix Corporation ("Raconix") pursuant to which he granted certain rights in such technology. To obtain clear title to such technology, as of the Closing Date, the Company issued 18,200 shares of Common Stock to Jaford Holdings Ltd. and 4,000 shares of Common Stock and a promissory note in the principal amount of $72,500 to Innovations Ontario Corp. (which companies had liens on such marketing rights) and 6,000 shares of Common Stock and a promissory note in the principal amount of $116,000 to Ronald Content as successor in interest to Raconix.

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

EMPLOYEES

           The Company has 1 employee, who is part-time, Paul Mighton, the Company's President.

eAUTOCLAIMS.COM, INC. ACQUISITION AND BUSINESS

           The Company has entered into an agreement to acquire eAutoclaims.com, Inc. ("eAuto"). In the event that the merger is effected, it is envisioned that the Company will no longer participate in the businesses described above. The following is a description of the business of eAuto.

           eAuto was formed in December 1999. eAuto is a business to business e-commerce company that utilizes the Internet to lower the overall costs of automotive repair paid by insurance companies. eAuto is creating an online digital automotive maintenance organization industry in the $60 billion market segment of non-standard auto collision repair. eAuto intends to establish itself as a Application Service Provider ("ASP") for the automobile insurance industry, providing a back end infrastructure that links to thousands of collision repair shops and/or support facilities in a Preferred Provider Network ("PPN"). eAuto offers a cost effective Bricks to Clicks(C) solution for the processing and ultimate repair of damaged vehicles filed as insured auto claims. eAuto generates revenue from administrative fees and rebates earned by processing collision work through its system.

           eAuto also participates in the corporate automobile fleet management business. The fleet management business exists out of a desire of large corporations to self insure their collision repair claims on their captive automobile fleets. Large corporations have found that "middleman" insurance companies charge premiums beyond the cost of self insurance. eAuto earns fees and rebates on repairs done by affiliated collision shops. eAuto currently has approximately 5,000 fleet vehicles under contract.

           COMPETITION:

           Competition comes from independent adjusters and fleet management services. Although none of the competing companies offer the client a web based product that is customized to appear as the clients own proprietary site. eAuto is the only provider of this service who takes on the role of an Application Service Provider.

           eAuto products perform in virtually all situations. eAuto believes that the ability to lower paid claim costs with full capability on any form of insurance claim is unique to eAuto's products. The ability to close the file within a minimum number of working days is unique to this product, and research indicates its performance is equivalent to anything else on the market today. With the completion of the company's core web site, the company believes that this turnaround time will be cut to a four-day average.

EMPLOYEES:

KEY EMPLOYEES:

ERIC SEIDEL, PRESIDENT/CEO

Prior to forming eAuto, Mr. Seidel served as co-founder of First American AMO and developed the sales and marketing strategy for the company. Sold First American AMO's service and developed the sales training program for all new sales people.

Mr. Seidel's professional experience includes many different areas in the Finance, Insurance and Sales Marketing industries. He serves as a Director of the privately held International Training Corporation.

Mr. Seidel served as the National President of United States Junior Chamber of Commerce, a 100,000+ member organization of young professionals aged 21-39.

JEFFREY D. DICKSON, DIRECTOR

Prior to joining eAuto, Mr. Dickson served as chief executive officer of First American AMO.

Mr. Dickson's professional experience includes many different areas of the Finance, Insurance, and Automotive Industries.

He has served as Executive Vice President of the American Bankers Insurance Group, Miami, Florida; President of Insurance America; and President of Interloc Corp. of Largo, Florida.

TERESA MCSHERRY, VICE PRESIDENT, SALES

Prior to joining eAuto, Miss McSherry has served as the Regional Vice President for First American AMO in their Western Division for two years.

Miss McSherry was also responsible for all fleet sales. As Fleet Vice President, Terri trained all sales people in the fleet market.

GAVER POWERS, VICE PRESIDENT, INFORMATION & TECHNOLOGY

Mr. Powers is overseeing and participating in the development of the new applications used by eAuto.

Mr. Powers has spent 21 years working on the NASA Space Shuttle Fleet for Rockwell International; Lockheed Martin and the United Space Alliance, with his most recent experience being in the area of Program Management where he served as the Vehicle Operations Chief / Assistant Operations Chief for the orbiter Discovery.

CRYSTAL BUTTERWORTH, OPERATIONS MANAGER

Ms. Butterworth has over 15 years of experience in the Insurance Industry, most recently with the Hartford Insurance Company. She has been in the supervisory management capacity for most of her career. She has an Adjusting License and also holds a Senior Claims Law Associate designation (SCLA).

           eAuto employs a total of 23 employees. eAuto believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

           The Company currently neither leases nor owns any properties.

ITEM 3: LEGAL PROCEEDINGS

           On August 23, 1999 the Company filed a Notice of Intent to seek Reorganization under the Bankruptcy and Insolvency Act of Canada with the Superior Court of Justice for the Province of Ontario. On November 25, 1999, Transformation Processing Inc.'s Proposal in bankruptcy was approved by the court. The Proposal was made only to the preferred and unsecured creditors. The Proposal basically stipulates that a pool of funds up to $300,000 will be available for distribution to the unsecured creditors, after deducting payments to preferred creditors, consisting of crown claims, employee claims and landlord's claim. Out of the remaining funds, the unsecured creditors will be paid in full on the first $2,000 of their claims, CD$0.50 per CD$1.00 of their claim between CD$2,001 and CD$5,000, and up to CD$0.10 per CD$1.00 of their claim thereafter.

           The Company anticipates successfully complying with the Proposal and intends to file for a court order affirming the compliance in May or June 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

           The Company's Common Stock is traded on the OTCBB under the symbol "TPII". The following table sets forth, the high and low bid prices of the Common Stock for the periods shown as reported by the National Quotation Bureau. The bid prices quoted on the OTCBB reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. Except for the prices reflected for the second quarter of Fiscal 2000, November 1, 1999 to January 31, 2000, all prices reflect the prices before the 1 for 25 reverse stock split effected October 1999.

                                                                         HIGH BID              LOW BID
                                                                         --------              -------
           FISCAL YEAR ENDED JULY 31, 1998
           First Quarter (August 1, 1997 to October 31, 1997)               0.75                0.30
           Second Quarter (November 1, 1997 to January 31, 1998)            0.75                0.38
           Third Quarter (February 1, 1998 to April 30, 1998)               2.19                0.28
           Fourth Quarter (May 1, 1998 to July 31, 1998)                    1.75                0.75

           FISCAL YEAR ENDED JULY 31, 1999
           First Quarter (August 1, 1998 to October 31, 1998)               0.78                0.63
           Second Quarter (November 1, 1998 to January 31, 1999)           11.25                5.50
           Third Quarter (February 1, 1999 to April 30, 1999)               7.75                2.25
           Fourth Quarter (May 1, 1999 to July 31, 1999)                    4.25                1.50

           FISCAL YEAR ENDED JULY 31, 2000
           First Quarter (August 1, 1999 to October 31, 1999)               4.12                0.22
           Second Quarter (November 1, 1999 to January 31, 2000)            3.06                1.50

           On April 14, 2000, there were approximately 30 holders of record of Common Stock.

           Since the Company's inception it has not paid any dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

             REVERSE STOCK SPLIT

           On October 6, 1999, the Board of Directors of the Company authorized a 1 for 25 reverse stock split for the Company's common stock. The split was effected October 15, 1999, upon the filing of the amendment to the certificate of incorporation with the State of Nevada.

             RECENT SALE OF UNREGISTERED SECURITIES.

           The following discussion includes certain information as to transactions which occurred prior to the current Management's assumption of control of the Registrant on the Closing Date and is based on information which Management believes to be reasonably accurate, but not all of which does it have direct knowledge. Notwithstanding the above, TPI is responsible for the information contained in this Form 10-KSB. All share amounts are adjusted to take into account the 1 for 25 reverse stock split that occurred in October 1999.

           On August 20, 1996, the Closing Date, in satisfaction of gross proceeds of $155,000 received by, and certain services rendered, to TPI-Ontario, in the period April 11 to July 25, 1996, the Registrant issued 6,400 shares of Common Stock to 15 investors (6,200 shares were issued for $25.00 per share and 200 shares were issued in exchange for consulting services and a technical review of TPI-Ontario's conversion software). TPI-Ontario received such gross proceeds pursuant to a private offering prior to the Closing Date. The 6,400 shares of Common Stock were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D promulgated under the Act.

           On the Closing Date, Samuel Hamann Graphix Inc. ("SHGI") issued 197,442 shares of Common Stock to Joter and 38,600 shares of Common Stock to DTL, in exchange for common shares of TPI-Ontario, which common shares were issued as of April 1, 1996. Joter and DTL, which are controlled by Messrs. Mighton, McCann and Stepanoff, executive officers and directors of the Registrant, acquired the common shares of TPI-Ontario in consideration for certain rights in technology transferred to, and certain services rendered to, TPI-Ontario prior to the Closing Date, which shares, for accounting purposes are deemed to have been issued in exchange for nominal consideration as "founder's shares". Such shares were issued to management in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act").

           Prior to the Closing Date, SHGI issued 29,619 shares of Common Stock, which remain outstanding. The Registrant has no records concerning the transactions in which such shares were issued or the consideration received by the Company in respect of such issuances.

           Prior to the Closing Date (from August 9 through August 19, 1996), SHGI issued, pursuant to a private offering, an aggregate of 58,600 shares of Common Stock in consideration for gross proceeds of $14,654 received by SHGI from investors. These transactions were not disclosed to current management of the Registrant prior to or on the Closing Date. Present management is not aware of the exemption relied on for the issuance of such shares; however, Samuel Hamann Graphix Inc. filed a Form D dated August 16, 1996 claiming exemption under Rule 504. Management believes that SHGI relied on Rule 504 of Regulation D under the Act in issuing such securities.

           On the Closing Date, SHGI issued 75,520 shares of Common Stock to certain consultants in consideration for certain services rendered in connection with the reverse acquisition. Current management of the Registrant is uncertain of the exemption relied on for the issuance of such shares, but believes prior management relied on the exemption from registration provided by Section 4(2) of the Act.

           On the Closing Date, SHGI issued 18,200 shares of Common Stock to Jaford Holdings Ltd., 4,000 shares of Common Stock to Innovations Ontario Corp. and 6,000 shares of Common Stock to Ronald Content, in consideration for the release by such companies and individual of certain claims with respect to marketing rights as to the technology previously transferred to the Registrant by Vladimir Stepanoff, an executive officer and director of the Registrant. Prior to the incorporation of TPI-Ontario, Mr. Stepanoff had granted marketing rights with respect to such technology to Raconix, of which Mr. Content was the sole shareholder. Ronald Content is a sophisticated investor, who was involved in the operations of the Registrant and received the shares for investment. The shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Act. See Item 1, "Description of Business -- Intellectual Property."

           On November 25, 1996, the Registrant issued options to purchase 600 shares of Common Stock at an exercise price of $49.75 expiring on November 27, 1997, to a public relations firm, in consideration for certain services. The options were issued in reliance on the exemption from registration provided by
Section 4(2) of the Act. The holder of the option, as the Registrant's public relations firm, was fully familiar with the Registrant's operations and is a sophisticated investor.

           On August 23, 1996, Registrant issued 20,000 units to Mayfair Advisory Group Limited in consideration for gross proceeds of $500,000. Each unit consisted of 1/25th share of Common Stock and a Common Stock purchase warrant (the "Warrants"). When issued, the Warrants had a per share exercise price of $25.00, were exercisable for a period of two years, commencing 30 days after the closing of the offering, and were redeemable on 20 days prior written notice at a redemption price of $.125 per Warrant. Pursuant to an amendment to the terms of the Warrants dated August 26, 1998, the Warrants will not be exercisable until a registration statement has become effective covering the Common Stock issuable upon the exercise thereof; the term of such Warrants has been extended through six months following the effective date of such registration statement, and the exercise price has been reduced to $20.00 per share of Common Stock, subject to certain adjustments in the event the market for the Company's Common Stock is less than $20.00 at the time of the exercise, but in no event shall the exercise price be reduced below $12.50 per share. The Common Stock and the Warrants were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

           On January 27, 1997, Registrant issued 8,333 shares of Common Stock to Olive Investments, in consideration for gross proceeds of $150,000. These shares were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

           On March 6, 1997, Registrant issued 20,041 shares of Common Stock to Thomson Kernaghan & Co., Ltd. ("Thomson Kernaghan") in consideration for gross proceeds of $375,000. These shares were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

           On June 27, 1997, Registrant issued 4,000 units to Pinetree Capital Corp. ("Pinetree") in consideration for gross proceeds of $70,000. The units were issued to Pinetree pursuant to a Subscription Agreement by and between TPI and Pinetree (the "Subscription Agreement") by which Pinetree subscribed for a minimum of 28,000 units and a maximum of 40,000 units. The Subscription Agreement was later amended to lower the minimum to 4,000 Units. Pinetree purchased the foregoing securities for its own account. Each unit consisted of one share of Common Stock and a common stock purchase warrant expiring two years from the date of issuance, and exercisable at $25.00 per share during the first year and $37.50 per share during the second year. These securities were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Act.

           On August 1, 1997, Registrant sold to Thomson Kernaghan an 8% convertible subordinated debenture due July 31, 1998 in the principal amount of $108,750 the "Debenture" for a gross purchase price of $108,750. The Debenture was converted, on August 28, 1997, into 7,920 shares of Common Stock at the conversion rate of $13.75 per share. The Debenture was issued in reliance on the exemption from registration provided by Rule 504 of Regulation D, under the Act and the shares of Common Stock issued on conversion of the Debenture were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Act.

           On September 4, 1997, Registrant issued 23,560 shares of Common Stock to Thomson Kernaghan in consideration for gross proceeds of $125,000 ($5.25 a share). These shares were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

           On September 26, 1997, Registrant issued 16,000 shares of Common Stock to Thomson Kernaghan in consideration for gross proceeds of $200,000 ($12.50 a share). These shares were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

           On October 23, 1997, Registrant issued 16,000 shares of Common Stock to Thomson Kernaghan in consideration for gross proceeds of $200,000 ($12.50 a share). These shares were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

           On October 31, 1997, Registrant issued 4,000 shares of Common Stock to Thomson Kernaghan in consideration for gross proceeds of $50,000 ($12.50 a share). These shares were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

           On December 10, 1997, Registrant issued 39,911 shares of Common Stock to Thomson Kernaghan in consideration for gross proceeds of $220,000 ($5.50 a share). These shares were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

           On January 26, 1998, Registrant issued 17,778 shares of Common Stock to Thomson Kernaghan in consideration for gross proceeds of $100,000 ($5.50 a share). These shares were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Act.

           On April 14, 1998, the Registrant sold 6% Convertible Debentures, due April, 2000, in the aggregate principal amount of $1,000,000 and issued warrants to purchase 12,049 shares of Common Stock for gross proceeds of $1,000,000 (of which $550,000 had a conversion rate of 70% of the 5-day average closing bid price and $450,000 had a conversion rate of 80% of the 5-day average closing asked price) as follows: Canadian Advantage LP ($275,000); Dominion Capital Fund ($275,000); Fetu Holdings ($250,000); and Livingstone Asset Management ($200,000). Each of the above claim the status as accredited investors as organizations described in section 501(c)(3) of the Internal Revenue Code, corporation, Massachusetts or similar business trust, or partnership, not formed for the specific purpose of acquiring the securities purchased, with total assets in excess of $5,000,000. Each purchased its debentures and warrants for investment. Canadian Advantage LP ("Canadian") was issued warrants to purchase 660 shares of Common Stock at $37.50 per share through April 14, 2000 and warrants to purchase 2,654 shares of Common Stock at $11.40 per share through April 14, 2000; Dominion Capital Fund ("Dominion") was issued a like number of identical warrants; Fetu Holdings ("Fetu") was issued like warrants to purchase 600 shares at $37.50 and 2,412 shares at $11.40, and Livingstone Asset Management ("Livingstone") was issued like warrants to purchase 480 shares at $37.50 and 1,930 shares at $11.40. From May 14, 1998 through October 26, 1998, the aggregate principal amount of $1,000,000 plus interest was converted into 77,409 shares of Common Stock as follows: Dominion and Canadian each converted $275,000 plus interest of Debentures into 21,287 shares of Common Stock, Fetu converted $250,000 plus interest into 19,352 shares of Common Stock and Livingstone converted $200,000 plus interest into 15,482 shares of Common Stock.

           On May 21, 1998, the Registrant sold to Canadian 6% convertible debentures due May 21, 2000 in the aggregate principal amount of $500,000. Warrants to purchase 2,008 shares of Common Stock exercisable at the price of $49.75 through May 21, 2000, were also issued to Canadian. The debentures and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D. On October 27, 1998 and October 29, 1998 an aggregate of $150,000 of debentures plus interest was converted into 29,887 shares of Common Stock.

           On July 10, 1998 the Registrant sold to each of Canadian and Advantage (Bermuda) Fund 6% convertible debentures due July 9, 2000 in the amount of $250,000 for an aggregate of $500,000. Warrants to purchase 1,366 shares of Common Stock exercisable at the price of $36.60 through July 9, 2000, were also issued to each of Canadian and Advantage (Bermuda) Fund. The debentures and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D.

           On September 22, 1998 the Registrant sold to Fetu Holdings 6% convertible debentures due September 22, 2000 in the aggregate principal amount of $200,000. Warrants to purchase 3,509 shares of common stock exercisable at the price of $11.40 through September 22, 2000, were also issued. The debentures and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D.

           On October 6, 1998, the Registrant sold 6% convertible debentures, due October 6, 2000, in the aggregate principal amount of $100,000 and issued warrants to purchase 2,222 shares of common stock for gross proceeds of $100,000 to: Canadian Advantage LP ($25,000); Dominion Capital Fund ($25,000); Fetu Holdings ($25,000); and Advantage (Bermuda) Fund ($25,000). Each of the above were also issued warrants to purchase 556 shares of common stock at $9.00 per share through October 6, 2000. The debentures and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D.

           On November 18, 1998, the Registrant sold 6% convertible debentures, due November 18, 2000, in the aggregate principal amount of $200,000 and issued warrants to purchase 4,040 shares of common stock for gross proceeds of $200,000 to: Canadian Advantage LP ($50,000); Dominion Capital Fund ($50,000); Fetu Holdings ($50,000); and Advantage (Bermuda) Fund ($50,000). Each of the above were also issued warrants to purchase 1,010 shares of common stock at $9.90 per share through November 18, 2000. The debentures and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D.

           On December 3, 1998, the Registrant sold 6% Convertible Debentures, due December 2, 2000, in the aggregate principal amount of $250,000 and issued warrants to purchase 3,390 shares of Common Stock for gross proceeds of $250,000 to: Advantage (Bermuda) Fund ($75,000); Canadian Advantage LP ($75,000); and Dominion Capital Fund ($100,000). The above were also issued warrants in the amounts of 1,017, 1,017 and 1,356, respectively, to purchase shares of Common Stock at $14.75 per share through December 3, 2000. The debentures and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D.

           On January 13, 1999 the Registrant sold to Advantage (Bermuda) Fund 6% Convertible Debentures due January 14, 2001 in the aggregate principal amount of $125,000. Warrants to purchase 3,125 shares of Common Stock exercisable at the price of $8.00 through January 14, 2001, were also issued. The debentures and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D.

           On January 13, 1999 the Registrant sold to Dominion Capital Fund 6% Convertible Debentures due January 13, 2001 in the aggregate principal amount of $125,000. Warrants to purchase 3,125 shares of Common Stock exercisable at the price of $8.00 through January 14, 2001, were also issued. The debentures and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D.

           Canadian Advantage Limited Partnership rescinded, and TPI accepted, the conversion of an aggregate of $57,500 plus interest of debentures and returned 8,069 shares of common stock. The debentures were converted in error and were in excess of 4.9% of TPI's outstanding common stock, which violated the terms of the debentures. Such transaction was effected in April 1999.

           The Debentures, the warrants and the Common Stock issued on conversion of the Debentures were issued in reliance upon the exemption set forth in Sections 4(2) of the Act and Rule 506 thereunder. Such securities were purchased for investment and not with a view to the public distribution thereof. The Common Stock issued upon conversion of the Debentures were further issued in reliance on Section 3(a)(9) of the Act. In both the issuance of the Debentures and the Common Stock the certificates representing such securities bear a legend preventing resale in the absence of registration with the Commission or an exemption therefrom..

           On October 6, 1999, the Board of Directors of the Company authorized a 1 for 25 reverse stock split for the Company's common stock. The split was effected October 15, 1999, upon the filing of the amendment to the certificate of incorporation with the State of Nevada.

           In connection with the merger and plan of reorganization with eAuto, it is anticipated that the outstanding Debentures and warrants will be converted into 4,100,000 shares of common stock of the Company.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion and analysis should be read in conjunction with the Company's audited financial statements as of July 31, 1999 and July 31, 1998 and the notes thereto, all of which financial statements are included elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

           Results of Operations for the period April 1, 1996 (date of incorporation) to July 31, 1996 were not material. Accordingly, the Company has reported results of operations for the 16-month period from April 1, 1996 to July 31, 1997 (the "1997 Fiscal Period"). Operations actually commenced in October of 1996 when the Company moved into a permanent facility.

NET LOSSES

           For the year ended July 31, 1999 (the "Fiscal 1999"), the Company incurred a net loss of $2,657,900. For the 1998 Fiscal Period the Company incurred a net loss of $4,300,553. Explanations of these results are set forth below. The Company expects to continue to incur operating losses until such time, if ever, as it generates substantial revenues from the performance of its service offerings.

REVENUE

           For Fiscal 1999 and the 1998 Fiscal Period the Company's revenue were $954,874 and $877,198, respectively. During Fiscal 1999, the Company saw continuing gains in the Groupware business and recording of its first Year 2000 revenue. Conversion Services, the Company's core business, accounted for $238,398, or 25%, of gross revenue during Fiscal 1999, as compared to $96,492, or 11%, for the 1998 Fiscal Period.

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

EXPENSES

           For Fiscal 1999 and the 1998 Fiscal Period, cost of consulting services accounted for $836,202 and $1,314,356, respectively.

           Cost of software transformation services accounted for $182,854 and $1,107,208 of total expenses for Fiscal 1999 and the 1998 Fiscal Period, respectively.

           Software development costs accounted for $0 and $35,197 during Fiscal 1999 and the 1998 Fiscal Period, respectively. Software development costs decreased during Fiscal 1999 due to the Company's shift in focus to the selling and reselling of completed products.

           General and administrative expense accounted for $2,031,598 of total expenses for Fiscal 1999 compared to $1,871,105 for the 1998 Fiscal Period. General and administrative expenses consisted primarily of salaries and benefits, consulting fees, travel, investor and public relations, office and equipment rents, professional services, office and telephone expenses. During Fiscal 1999, the Company incurred significant costs related to the registration of its Common Stock under Section 12 of the Securities Exchange Act of 1934, as amended.

LIQUIDITY AND CAPITAL RESOURCES

           The Company has funded its activities during fiscal 1999 and 1998 primarily from the net proceeds of private placements of its securities and, to a lesser extent, from cash flow from operations and the proceeds of two bank loans. These loans were personally secured by certain shareholders and were repaid by those shareholders subsequent to the Fiscal 1999 year end.

           At July 31, 1999, the Company had total current assets of $33,949, total liabilities of $2,749,266 and no available cash. During Fiscal 1998, the Company issued convertible debentures with two private placement investors sponsored by Thomson Kernaghan a registered broker dealer. The convertible debt will require the issuance of common stock at date of conversion, not cash resources of the Company.

           On October 23, 1997, TPI made an offering of 16,000 shares of Common Stock for $200,000 ($12.50 a share); on October 31, 1997, an offering of 4,000 Shares of Common Stock for $50,000 ($12.50 a share); on December 10, 1997, an offering of 39,911 shares of Common Stock for $220,000 ($5.50 a share) and on January 26, 1998, an offering of 17,778 shares of Common Stock for $100,000 ($5.50 a share). The offerings were made in Canada pursuant to the claim of exemption under Rule 504 under the Securities Act. The closing market for TPI Common Stock on April 14, 2000 was $5.50. The potential contingent liability for such sales is $570,000, however, to the extent that the sale price of the common Stock remains in excess of the offering prices set forth above, there is no ascertainable liability to the Company.

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

ITEM 7. FINANCIAL STATEMENTS

           The financial statements provided pursuant to this Item 7 begin on page F-1 of this Report, following Part III hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:

NAME                       Age     Position
----                       ---     --------
Paul G. Mighton             45     Chairman of the Board of Directors and Chief
                                   Executive Officer
Douglas Woolridge(1)        39     President and Chief Operating Officer
Gary G. McCann(2)           46     Executive President, Secretary and
                                   Director
Vladimir Stepanoff(3)       56     Vice President - Technology and
                                   Director
John G. McGee(4)            47     Vice President - Finance, Chief
                                   Financial Officer and Director
Warren Strutt (5)           31     Chief Financial Officer and Director

---------------------------
(1) Resigned in October 1998 as the Company's President and Chief Operating Officer.
(2) Resigned in May 1999.
(3) Resigned in July 1999.
(4) Resigned in October 1998 as the Company's Vice President-Finance and Chief Financial Officer and Director.
(5) Resigned in July 1999.


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

           GARY G. MCCANN served as Executive Vice President of the Company since September 1997, as Chief Financial Officer since October 1998 and as a director since August 1996. From August 1996 to September 1997, he served as President and Chief Operating Officer of the Company. From February 1996 to August 1996, Mr. McCann was involved in the founding and organization of TPI-Ontario. From July 1995 to February 1996, he served as President and a director of the Canadian company Mantis Information Technology Ltd., a privately held provider of IT consulting and support services. From December, 1994 to April 1996, Mr. McCann Served as Vice President, Technology and Business Development of ACL. From July 1991 to December 1994, Mr. McCann served as a general manager of Sykes Enterprises Inc. of Canada, the Toronto-based subsidiary of a United States company engaged in providing computing systems integration services ("SEIC") and from July 1992 to December 1994, he also served as a Vice President of Sykes Enterprises, Inc., the parent of SEIC. Mr. McCann holds a Bachelor of Commerce degree in finance and accounting from the University of Windsor, Ontario, Canada.

           VLADIMIR STEPANOFF served as Vice President-Technology and a director of the Company since August 1996 and held the same positions with TPI-Ontario from April 1996 until it was merged into the Company in February 1998. From April 1994 to August 1996, he served as President and director of Cyberplan Inc., a Canadian-based company engaged in the development and licensing of automatic transformation software. Mr. Stepanoff was the founder of Cyberplan, Inc., which was the successor to Cyberplan Enrg., a firm of which Mr. Stepanoff was the sole proprietor from 1984 to April 1994. Cyberplan Enrg. developed the transformation software which Cyberplan Inc. continued to develop and license. Mr. Stepanoff has a Bachelor of Science Degree (with Honors) in mathematics and physics from the University of British Columbia.

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

           WARREN STRUTT served as Chief Financial Officer of the Company from April 1999 until July 1999. From November 1998 until April 1999, he served as Director of Finance for the Company. From January 1997 until November 1998, Mr. Strutt served in the position of Controller for Alliance Cables Inc., a Canadian distributor in the wireless communications industry. From May 1995 until January 1997, Mr. Strutt served as Accounting Manager for BGS Bearings and Equipment Limited, a Canadian distributor in the motion control industry. From May 1992 until May 1995, he served as Senior Financial Accountant for Maritz Canada Inc., a Canadian subsidiary of Maritz Inc., a company in the service industry providing performance improvement solutions for Fortune 500 companies. Mr. Strutt holds a Certified Management Accountant degree issued in September 1995. He graduated from Sheridan College of Applied Arts and Technology in June 1989 with a diploma in Business Administration - Accounting Major.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's common stock, par value $0.025 ("Common Stock"), are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended July 31, 1999.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

           The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer from August 7, 1996 (the date in which TPI-Ontario merged into Samuel Hamann Graphix, Inc.) through the completion of the fiscal year ended July 31, 1999. No other officer received reportable remuneration.

                                                                                             LONG TERM COMPENSATION
                                                                            --------------------------------------------------------

                                             Annual Compensation                    Awards                       Payouts
                                      ------------------------------------  ---------------------------  ---------------------------
                                                                                                         Long-Term
                                                                Other       Restricted    Securities     Incentive         All
Name of Individual            Fiscal                           Annual          Stock      Underlying        Plan          Other
and Principal Position         Year   Salary($)  Bonus($)  Compensation($)   Awards($)  Options/SARS(#)  Payouts($)  Compensation($)
---------------------------  -------  ---------  --------  ---------------  ----------  ---------------  ----------  --------------
PAUL G. MIGHTON                1999    $112,200     -0-           -0-            -0-           -0-           -0-        $   --
CHAIRMAN OF THE BOARD          1998    $110,000     -0-           -0-            -0-           -0-           -0-        $   --
AND CHIEF EXECUTIVE OFFICER    1997    $ 79,264     -0-           -0-            -0-           -0-           -0-        $   --

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

           Mr. Mighton's employment agreement provides that he will be paid an annual salary of approximately $110,000; Mr. McCann's employment agreement provided that he would be paid in annual salary of approximately $95,000; Mr. Stepanoff's employment agreement provided that he would be paid an annual salary of approximately $66,000; and Mr. McGee's employment agreement (prior to his resignation) provided that he would be paid an annual salary of approximately $88,000.

           Douglas Woolridge, the Company's President and Chief Operating Officer (prior to his resignation), entered into an agreement with the Company pursuant to which he received an annual salary of approximately $62,000.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               Number of              Percent of Total
                              Securities                Options/SARs
                              Underlying                  Granted                  Exercise
Name of                      Options/SARs               to Employees               or Base            Expiration
Individual                      Granted                In Fiscal Year           Price($/Share)           Date
------------------       ---------------------     ---------------------      ------------------    --------------
NONE

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                                                                     Number of Securities                Value of Unexercised
                                                                    Underlying Unexercised                   In-The-Money
                             Shares                                      Options/SARs                        Options/SARs
Name of                   Acquired on           Value               at Fiscal Year End (#)              at Fiscal Year End ($)
Individual                Exercise (#)       Realized ($)         Exercisable/Unexercisable            Exercisable/Unexercisable
------------------      ---------------    ---------------     --------------------------------    --------------------------------
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

           Since the 1998 Plan's adoption, NQSO's to purchase 112,000 shares of Common Stock were granted and 108,000 were canceled as of July 31, 1998, leaving 4,000 post reverse stock split shares remaining.

           On March 16, 1998, Paul G. Mighton was granted options to purchase 36,000 shares of Common Stock exercisable at $7.50 per share terminating on March 15, 2008. All the options were canceled as of July 31, 1998.

           On March 16, 1998, Gary McCann was granted options to purchase 36,000 shares of Common Stock exercisable at $7.50 per share terminating on March 15, 2008. All the options were canceled as of July 31, 1998.

           On March 16, 1998, John McGee was granted options to purchase 36,000 shares of Common Stock exercisable at $7.50 per share terminating on March 15, 2008. All the options were canceled as of July 31, 1998.

           On January 22, 1999, Warren Strutt was granted options to purchase 2,000 shares of Common Stock exercisable at $6.75 per share terminating November 29, 2009.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth, as of April 14, 2000, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of shares of Common Stock, $.025 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and executive officer of the Company and its subsidiaries, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and officers as a group:

Name and Address of                 Amount and Nature of
Beneficial Owner(1)                 Beneficial Ownership         Percentage of Class (2)
-------------------                 --------------------         -----------------------
Vladimir Stepanoff                         34,000 (2)                      *
Paul G. Mighton                            16,500 (2)                      *
Gary G. McCann                             42,000 (2)                      *
John G. McGee                              35,177 (2)                      *
Douglas Woolridge                                -0-                       0
All Directors and Officers as             129,677 (2)                     2.6%
a Group (5 persons)

* denotes less than 1%.

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Each such person is deemed to be the beneficial owner of shares of Common Stock held by such person (but not held by any other person) on April 14, 2000, and any shares of Common Stock which such person has the right to acquire pursuant to securities exercisable or exchangeable for, or convertible into, Common Stock, within 60 days from such date. The address of each beneficial owner is in care of the Company, 365 Bay Street, Toronto, Ontario, Canada.

(2) Based on 4,810,367 shares of Common Stock outstanding at the close of business on April 14, 2000. The Company and its transfer agent have not been able to reconcile the amount of outstanding shares. The transfer agent believes that there are 31,103 more shares of common stock outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           In consideration for the transfer to the Company of the ownership interest in certain technology and certain services provided to the Company, the Company issued 197,442 and 38,600 shares of Common Stock to Joter and DTL(1), respectively, which hold such shares as nominees for the benefit of the following executive officers and directors of the Company: Paul Mighton, Gary G. McCann, Vladimir Stepanoff and John McGee. See "Security Ownership of Certain Beneficial Owners and Management."

           From August 1, 1996 through July 11, 1997, the Company made advances to Messrs. Paul G. Mighton, Gary G. McCann and Vladimir Stepanoff, executive officers, directors and principal stockholders of the Company aggregating $115,227. On July 31, 1997, Messrs. Mighton, McCann and Stepanoff executed demand promissory notes payable to the Company in the respective principal amounts of $61,452; $37,829 and $15,946, representing the aggregate amounts borrowed by such persons from the Company. The notes bear interest at the annual rate of 4%. The advances made to Messrs. Mighton and McCann were subsequently written off by the Company and were accounted for as an expense.

           The Company has paid for the account of Mantis Information Technology Ltd ("Mantis"), a corporation of which Gary G. McCann is the sole stockholder, certain obligations for consulting services incurred by Mantis and has rendered invoices to Mantis in the aggregate amount of approximately $12,000 for funds advanced. As of the date hereof, such invoices remain outstanding. This amount was never repaid and was written off.

           Messrs. Mighton, McCann, Stepanoff and McGee have personally guaranteed the payment to a bank of certain purchase money equipment loans made to the Company by such bank. The outstanding principal balance of the loans is currently approximately $9,928. The loans bear interest at 2.5% over the bank's prime rate in effect from time to time (currently 7.5% per annum). See "Management's Discussion and Analysis or Plan of Operations -- Liquidity and Capital Resources."

(1) Such shares were issued in exchange for shares of TPI-Ontario on August 20, 1996.

           The officers of the Company have executed employment agreement with the Company. See "Executive Compensation--Employment Contracts."

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

           (a)     Exhibits

EXHIBIT NO.          Description
-----------          -----------
3.1                  Articles of Incorporation of Samuel Hamann Graphix, Inc. (Nevada) as amended.(1)
3.2                  Articles of Merger between Samuel Hamann Graphix, Inc. (Nevada) and Samuel
                     Hamann Graphix, Inc. (California).(1)
3.3                  By-laws of Transformation Processing Inc. (Nevada).(1)
3.4                  Articles of Merger between of TPI (Ontario) and TPI (Nevada).(1)
5.1                  Opinion of Snow Becker Krauss P.C.(1)
10.1                 Employment Agreement between TPI and Gary McCann dated January 1,1997.(1)
10.2                 Employment Agreement between TPI and John McGee dated January 1, 1997.(1)
10.3                 Employment Agreement between TPI and Paul G. Mighton dated January 1,1997.(1)
10.4                 Employment Agreement between TPI and Vladimir Stepanoff dated January 1,
                     1997.(1)
10.5                 Letter Agreement dated September 29, 1997 as amended January 6, 1998 between
                     Douglas Woolridge and TPI.(1)
10.6                 Real Estate Lease Agreement dated October 1, 1996 between TPI and Royal Trust
                     Corporation of Canada, and Landlord's release of Security Interest.(1)
10.7                 Form of Software Conversion Agreement.(1)
10.8                 Form of Professional Services Agreement.(1)
10.9                 Form of Deployment Products License Agreement.(1)
10.10                Form of Software License Agreement.(1)
10.11                Business Development Agreement between Lotus Development Corporation and
                     TPI.(1)
10.12                Bill of Sale and Assignment of Copyright, dated July 17, 1996 between CyberPlan
                     Enrg. and TPI as amended as of March 10, 1998.(1)
10.13                Referral Program Agreement dated November 18, 1997 between Y2K Plus and
                     TPI.(1)
10.14                Referral Program Agreement dated November 12, 1997 between MCW Business
                     Systems Ltd. and TPI.(1)
10.15                Teaming Agreement dated April 21, 1997 between SHL Systemhouse Inc. and
                     TPI.(1)
10.16                Software License Agreement, Value Added Reseller Agreement and addendum dated April
                     23, 1997 between IntellAgent Control Corporation and TPI.(1)

10.17                Professional Services Subcontract Agreement dated May 15, 1997 between GE IT
                     Solutions/Universal Data Consultants and TPI.(1)
10.18                Settlement Agreement and Release, among Ronald A. Content, Raconix
                     Corporation, Raconix Europe Limited and TPI each dated June 16, 1997.(1)
10.19                Demand Promissory Notes dated July 31, 1997, payable to TPI made by Gary G.
                     McCann, Paul Mighton and Vladimir Stepanoff.(1)
10.20                Customer Agreements and Small Business Loan Registrations, between the Bank of Nova
                     Scotia and TPI pertaining to purchase money bank loans.(1)
10.21                Guarantees of Bank loans, dated January 30, 1997 and November 27, 1997 by Gary
                     G. McCann, Paul Mighton, Vladimir Stepanoff and John McGee in favor of the Bank of Nova Scotia..(1)
10.22                Program Product License Agreement, dated October 21, 1997, between Allegient
                     Legacy Solutions, Inc. and TPI.(1)
10.23                The Company's 1998 Stock Option Plan.(2)
10.24                Real Estate Sublease Agreement dated June 29, 1998, between TPI and Origin
                     Technology In Business Inc.(2)
*10.25               Merger Agreement and Plan of Reorganization by and among Transformation
                     Processing, Inc. and eAutoclaims.com, Inc., dated April    , 2000
21.1                 Subsidiaries of the Registrant.(2)

(1) Incorporated by reference from the Form 10-SB filed by the company on March 12, 1998 and amended on August 31, 1998 and October 22, 1998.

Incorporated by reference from the Form 10-KSB of the Company for the fiscal year ended July 31, 1998.

*    denotes filed herewith

     (b)   Reports on Form 8-K.

     No Reports on Form 8-K were filed during the last quarter of the fiscal year ended July 31, 1999.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March     , 2000                      TRANSFORMATION PROCESSING INC.

     By: /s/Paul Mighton                         By:  /s/ Paul G. Mighton
        -----------------------------                --------------------------
          Paul Mighton                           Paul G. Mighton,
          Chief Financial Officer and                    Chief Executive Officer
          Accounting Officer


           In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                                     Title                            Date
      ---------                                     -----                            ----
       /s/ Paul G. Mighton           Chairman of the Board of Directors          March __, 1999
------------------------------------   and Chief Executive Officer
Paul G. Mighton                        (Principal Executive Officer)

TRANSFORMATION PROCESSING INC.
(DEBTOR-IN-POSSESSION)

FINANCIAL STATEMENTS

JULY 31, 1999

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)

                                                   INDEX TO FINANCIAL STATEMENTS
================================================================================




INDEPENDENT AUDITOR'S REPORT                                           F-2

FINANCIAL STATEMENTS:

   Balance Sheet                                                       F-3
   Statement of Operations                                             F-4
   Statement of Stockholders' Deficiency                               F-5
   Statement of Cash Flows                                             F-6
   Notes to Financial Statements                                    F-7 - F-16

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Transformation Processing Inc.
 (debtor-in-possession)

We have audited the accompanying balance sheet of Transformation Processing Inc. (debtor-in-possession) as of July 31, 1999, and the related statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transformation Processing Inc. (debtor-in-possession) as of July 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, Transformation Processing Inc. filed a petition for reorganization under Section 69 of the Bankruptcy and Insolvency Act of Canada. The Company has continued as Debtor-in-Possession under Section 69 and is subject to the jurisdiction of the Superior Court of Justice for the Province of Ontario. Continuation of the Company as a going concern and realization of its assets and the liquidation of its liabilities are dependent upon, among other things, the formulation of a confirmed Plan of Reorganization, which may result in significant adjustments and reclassifications in the amounts reflected as assets, liabilities and stockholders' deficiency in the accompanying financial statements, and the ability of the Company to maintain adequate financing. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

December 3, 1999, except for Note 10, as to which the date is February 18, 2000

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)


                                                                   BALANCE SHEET
================================================================================

JULY 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Asset - accounts receivable                                                                        $    33,949
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSET                                                                                       33,949

Deferred Debt Cost, net                                                                                         30,470
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                                         $    64,419
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Liabilities subject to compromise - accounts payable and accrued expenses                                $ 1,023,029
  Current maturities of long-term debt                                                                           9,927
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                                              1,032,956

Long-term Debt, net of current maturities                                                                    1,716,310
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                                      2,749,266
-----------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 5,000,000 shares, none issued                                    --
  Common stock - $.025 par value; authorized 50,000,000 shares, issued
   and outstanding 710,367 shares                                                                               17,759
  Additional paid-in capital                                                                                 7,040,383
  Accumulated deficit                                                                                       (9,742,989)
-----------------------------------------------------------------------------------------------------------------------------------
      STOCKHOLDERS' DEFICIENCY                                                                              (2,684,847)
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                       $    64,419
===================================================================================================================================

                         The accompanying notes and independent auditor's report
                     should be read in conjunction with the financial statements

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)


                                                         STATEMENT OF OPERATIONS
================================================================================

YEAR ENDED JULY 31,                                                                     1999                      1998
-----------------------------------------------------------------------------------------------------------------------------------
Revenue - consulting services                                                    $   954,874               $   877,198
-----------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of consulting services                                                        836,202                 1,314,356
  Cost of software transformation services                                           182,854                 1,107,208
  Software development                                                                 --                       35,197
  General and administrative                                                       2,031,598                 1,871,105
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   3,050,654                 4,327,866
-----------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                              (2,095,780)               (3,450,668)

Interest expense, net of interest income of $1,208 and $9,749,
 respectively                                                                       (562,120)                 (849,885)

-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                         $(2,657,900)              $(4,300,553)
===================================================================================================================================
Basic net loss per common share                                                  $     (3.81)              $     (7.39)
===================================================================================================================================
Weighted-average number of common shares
 outstanding                                                                         697,697                   581,693
===================================================================================================================================

                         The accompanying notes and independent auditor's report
                     should be read in conjunction with the financial statements

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)


                                           STATEMENT OF STOCKHOLDERS' DEFICIENCY
================================================================================

YEARS ENDED JULY 31, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    ACCUMULATED
                                                                                    OTHER COM-     STOCK-           COMPRE-
                                                       ADDITIONAL                   PREHENSIVE    HOLDERS'          HENSIVE
                                    COMMON STOCK        PAID-IN     ACCUMULATED       INCOME       EQUITY           INCOME
                                  SHARES   AMOUNT       CAPITAL       DEFICIT         (LOSS)    (DEFICIENCY)        (LOSS)
------------------------------------------------------------------------------------------------------------------------------------
Balance at August 1, 1997         486,771   $12,169   $3,358,020   $(2,784,536)     $ 22,855    $   608,508           --

Issuance of common stock
 for cash                         124,369     3,110    1,003,336          --            --        1,006,446           --

Issuance of common stock
 upon conversion of
 convertible debentures            36,325       908      706,387          --            --          707,295           --

Recognition of beneficial
 conversion feature of
 convertible debt                    --        --        650,026          --            --          650,026           --

Warrants to purchase
 common stock issued
 with convertible debentures         --        --        527,000          --            --          527,000           --

Cumulative foreign currency
 translation adjustment              --        --           --            --         (56,706)       (56,706)   $   (56,706)

Options to purchase common
 stock issued for services           --        --         21,950          --            --           21,950           --

Net loss                             --        --           --      (4,300,553)         --       (4,300,553)    (4,300,553)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                   --        --           --            --            --             --       (4,357,259)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1998          647,465    16,187    6,266,719    (7,085,089)      (33,851)      (836,034)

Issuance of common stock
 upon conversion of convertible
 debentures                        62,902     1,572      390,928          --            --          392,500           --

Recognition of beneficial
 conversion feature of
 convertible debentures              --        --        240,999          --            --          240,999           --

Warrants to purchase common
 stock issued with convertible
 debentures                          --        --        141,737          --            --          141,737           --

Cumulative foreign currency
 translation adjustments             --        --           --            --          33,851         33,851         33,851

Net loss                             --        --           --      (2,657,900)         --       (2,657,900)    (2,657,900)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                   --        --           --            --            --             --       (2,624,049)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1999          710,367   $17,759   $7,040,383   $(9,742,989)     $  - 0 -    $(2,684,847)          --
====================================================================================================================================

                         The accompanying notes and independent auditor's report
                     should be read in conjunction with the financial statements

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)


                                                         STATEMENT OF CASH FLOWS
================================================================================

Year ended July 31,                                                                                   1999                     1998
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                                          $(2,657,900)        $(4,300,553)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                       145,258             617,451
    Issuance of options and warrants to purchase common
     stock for services                                                                                    --               181,317
    Recognition of beneficial conversion feature                                                        239,427             631,281
    Provision for doubtful accounts                                                                     (34,946)             34,325
    Write-off of amounts due from/to related parties                                                    (11,208)             96,020
    Write-off of fixed assets                                                                           192,166                --
    Amortization of discounts                                                                           176,683             187,793
    Interest expense converted to stock                                                                    --                 7,085
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                                        419,933            (462,787)
      (Increase) decrease in prepaid expenses and other current assets                                    4,715              (4,639)
      Increase in deferred debt costs                                                                      --               (60,263)
      (Increase) decrease in other assets                                                                30,379             (26,411)
      Increase in time deposits                                                                            --                22,600
      Increase in accounts payable and accrued expenses                                                 441,937             506,281
------------------------------------------------------------------------------------------------------------------------------------
        NET CASH USED IN OPERATING ACTIVITIES                                                        (1,053,556)         (2,570,500)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activity - purchase of property and equipment                                 (60,471)           (122,601)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from loan payable - bank                                                                        --                50,160
  Repayments of loan payable - bank                                                                     (38,134)            (49,312)
  Repayment of note payable - stockholder                                                                  --               (83,300)
  Net proceeds from issuance of common stock                                                               --               987,484
  Net proceeds from issuance of convertible debentures                                                1,001,572           1,903,688
------------------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       963,438           2,808,720
------------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                                     (98)             18,637
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                                        (150,687)            134,256

Cash at beginning of year                                                                               150,687              16,431
------------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                                                 $     - 0 -         $   150,687
====================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                                            $     - 0 -         $    58,264
====================================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:

  Conversion of long-term debt to common stock                                                      $   392,500         $   707,295
====================================================================================================================================
  Beneficial conversion feature                                                                     $   240,999         $   650,026
====================================================================================================================================
  Issuance of warrants to purchase common stock                                                     $   141,737         $   527,000
====================================================================================================================================

                         The accompanying notes and independent auditor's report
                     should be read in conjunction with the financial statements

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

  1.  BASIS OF                On August 23, 1999, Transformation Processing Inc. (debtor-in-possession)
      PRESENTATION:           (the "Company") filed a Notice of Intent to seek reorganization under the
                              Bankruptcy and Insolvency Act of Canada (the "Bankruptcy Act") with the
                              Superior Court of Justice for the Province of Ontario. Under the
                              Bankruptcy Act, certain claims against the Company in existence prior to the filing of the notice are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the July
                              31, 1999 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Upon filing under the Bankruptcy Act, the Company's principal business activities ceased.

                              On November 25, 1999, the Company's proposal in bankruptcy was approved by the court. The proposal was made only to the preferred and unsecured creditors. The proposal basically stipulates that a pool of funds, up to
                              $300,000, will be available for distribution to the unsecured creditors, after deducting payments to preferred creditors, consisting of crown claims, employee claims and landlord's claim. Out of the remaining funds, the unsecured creditors will be paid in full on the first $2,000 of their claims, $0.50 per $1.00 of their claim between $2,001 and $5,000, and up to $0.10 per $1.00 of their claim thereafter. These amounts are in
                              Canadian dollars.

                              The Company anticipates successfully complying with the proposal and intends to file for a court order affirming compliance with the proposal in May or June 2000.

                              The accompanying financial statements have been prepared assuming that the
                              Company will continue as a going concern. Continuation of the Company as a going concern and realization of its assets and liquidation of its liabilities are dependent upon, among other things, the formulation of a confirmed plan of reorganization, which may result in significant adjustments and reclassifications in the amounts reflected as assets, liabilities and stockholders' deficiency in the accompanying financial statements, and the ability to maintain adequate financing.


  2.  PRINCIPAL BUSINESS      The Company operated as an information technology company that developed
      ACTIVITY AND            and marketed software and services that enabled companies worldwide to
      SIGNIFICANT ACCOUNTING  automatically migrate their application programs and data from legacy
      POLICIES:               systems to open systems and client/server environments. The Company expanded its operations from providing legacy code migration services to three lines of business; client/server migration, year 2000 and groupware services. For the periods ended July 31, 1999 and 1998, all operations of the Company were conducted in Canada. At July 31, 1999, all of the
                              Company's assets are located in Canada.

                              The Company was considered to be in the development stage through July 31,
                              1998 because it had been devoting substantially all of its efforts toward establishing its business.

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              Revenue from fixed-price contracts was recognized ratably over the period of performance in accordance with the American Institute of Certified
                              Public Accountants' Statement of Position 91-1, SOFTWARE REVENUE
                              RECOGNITION. Revenue from customer training, technical support and other services was recognized as the service was performed. The Company provided technical support at no charge for the first 90 days and, under certain circumstances, at no charge if certain other fees were current. Revenue from the sale of deployment product licenses was recognized after installation of the product.

                              Property and equipment was recorded at cost. Depreciation was provided for by the straight-line method over the estimated useful lives of the related assets.

                              The cost of software marketing rights of approximately $780,000 (which included approximately $207,000 of notes payable plus approximately
                              $573,000 in common stock issued) was being amortized by the straight-line method over four years. At each balance sheet date, the Company evaluated the period of amortization of intangible assets. The factors used in evaluating the period of amortization included: (i) current operating results; (ii) projected future operating results; and (iii) any other material factors that affected the continuity of the business. The Company elected to write off the unamortized balance of the intangible asset
                              (software marketing rights) because future cash flows generated from this asset could not be determined at that time. The impairment loss of approximately $372,000 is included in the cost of transformation services in the accompanying statement of operations for the year ended July 31,
                              1998.

                              Costs associated with the issuance of the 6% convertible debentures are being amortized on the straight-line method over the term of the debentures. Upon conversion, debt issue costs will be charged to operations. For the years ended July 31, 1999 and 1998, debt issue costs of $70,046 and $61,396, respectively, have been charged to operations and included in interest expense in the accompanying statement of operations.

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

                              On October 6, 1999, the Company's board of directors authorized a
                              1-for-25 reverse stock split to stockholders of
                              record as of October 15, 1999. All references to number of shares and per share amounts in the accompanying financial statements have been retroactively restated to reflect this split.

                              Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              For the year ended July 31, 1999, the Company adopted SFAS No. 130,
                              REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss or stockholders' deficiency. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive loss. Prior to the adoption of SFAS No. 130, these items were reported separately in stockholders' deficiency. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                              Due to the nature of the Company, the convertibility feature, interest rates and repayment terms, the estimated fair value of the Company's long-term debt approximates its carrying amount.

  3.  ACCOUNTS                Accounts payable and accrued expenses consist of the following:
      PAYABLE AND
      ACCRUED                 Accrued professional fees                                                     $   91,020
      EXPENSES:               Accrued wages                                                                     29,088
                              Accrued vacation wages                                                            24,968
                              Accrued rent on abandoned property                                               185,892
                              Accrued damages on convertible debentures                                        350,000
                              Other (all amounts are less than 5% of current liabilities)                      342,061
                              -----------------------------------------------------------------------------------------------------
                                                                                                            $1,023,029
                              =====================================================================================================


   4. LONG-TERM
      DEBT:                   Long-term debt consists of the following:

                              Installment loans                                                             $    9,927
                              6% convertible debentures                                                      1,716,310
                              -----------------------------------------------------------------------------------------------------
                                                                                                             1,726,237
                              Less current portion                                                               9,927
                              -----------------------------------------------------------------------------------------------------
                                      LONG-TERM PORTION                                                     $1,716,310
                              =====================================================================================================

                              In connection with the Company's bankruptcy filing, long-term debt is not subject to compromise.

                              The Company is obligated under an installment loan with a bank payable in monthly installments aggregating $4,505 plus interest through December 31,
                              1999. The loan bears interest at the bank's prime rate (8.75 at July 31,
                              1999) plus 2.5%. The loan is collateralized by substantially all of the
                              Company's assets.

                              On April 14, 1998, the Company issued two $500,000 6% convertible debentures totaling $1,000,000 for cash, due April 14, 2000. Of the
                              $1,000,000 convertible debentures, $550,000 are convertible into common stock at 70% of the five-day average bid price immediately preceding the date of conversion and $450,000 of the debentures are convertible into common stock at 80% of the five-day average closing ask price immediately preceding the date of conversion. In May 1998,

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              $300,000 of 6% convertible debentures were converted into 10,644 shares of common stock and in July 1998, $400,000 of 6% convertible debentures were converted into 25,681 shares of common stock. In August 1998, $37,500 of
                              6% convertible debentures were converted into 3,267 shares of common stock; in September 1998, $57,500 of 6% convertible debentures were converted into 6,270 shares of common stock, and in October 1998, $84,000 of 6% convertible debentures were converted into 17,563 shares of common stock. In connection with the issuance of debentures, the Company issued warrants to purchase 12,049 shares of common stock. The fair value of
                              $251,000 allocated to the warrants is being amortized over the term of the debentures. For the years ended July 31, 1999 and 1998, amortization of
                              $60,115 and $181,927, respectively, has been charged to operations and included in interest expense in the accompanying statement of operations.
                              The unamortized portion is shown as a reduction in the carrying value of the debentures as of July 31, 1999.

                              On May 21, 1998, the Company issued two $250,000 6% convertible debentures totaling $500,000 for cash, due May 21, 2000. These debentures are convertible into common stock at 80% of the five-day average ask price immediately preceding the date of conversion. In September of 1998,
                              $67,500 of 6% convertible debentures were converted into 6,696 shares of common stock. In connection with the issuance of debentures, the Company issued warrants to purchase 2,008 shares of common stock. The fair value of $52,500 allocated to the warrants is being amortized over the term of the debentures. For the years ended July 31, 1999 and 1998, amortization of $29,863 and $5,311, respectively, has been charged to operations and included in interest expense in the accompanying statement of operations.
                              The unamortized portion is shown as a reduction in the carrying value of the debentures as of July 31, 1999.

                              On July 10, 1998, the Company issued two $250,000 6% convertible debentures totaling $500,000 for cash, due July 10, 2000. These debentures are convertible into common stock at 80% of the five-day average ask price immediately preceding the date of conversion. In October of 1998, $146,000 of 6% convertible debentures were converted into 29,106 shares of common stock. In connection with the issuance of debentures, the Company issued warrants to purchase 2,732 shares of common stock. The fair value of
                              $58,500 allocated to the warrants is being amortized over the term of the debentures. For the years ended July 31, 1999 and 1998, amortization of
                              $37,655 and $1,183, respectively, has been charged to operations and included in interest expense in the accompanying statement of operations.
                              The unamortized portion is shown as a reduction in the carrying value of the debentures as of July 31, 1999.

                              On September 23, 1998, the Company issued a 200,000 6% convertible debenture for cash, due September 22, 2000. This debenture is convertible into common stock at 80% of the five-day average ask price immediately preceding the date of conversion. In connection with the issuance of the debenture, the Company issued warrants to purchase 3,509 shares of common stock. The fair value of $28,249 allocated to the warrants is being amortized over the term of the debenture. For the year ended July 31,
                              1999, amortization of $12,327 has been charged to operations and included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of July 31, 1999.

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              On October 9, 1998, the Company issued a $100,000 6% convertible debenture for cash, due October 6, 2000. This debenture is convertible into common stock at 80% of the five-day average ask price immediately preceding the date of conversion. In connection with the issuance of the debenture, the
                              Company issued warrants to purchase 2,222 shares of common stock. The fair value of $15,094 allocated to the warrants is being amortized over the term of the debentures. For the year ended July 31, 1999 amortization of
                              $5,960 has been charged to operations and included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of July 31,
                              1999.

                              On November 19, 1998, the Company issued a $200,000 6% convertible debenture for cash, due November 18, 2000. This debenture is convertible into common stock at 80% of the five-day average ask price immediately preceding the date of conversion. In connection with the issuance of the debenture, the Company issued warrants to purchase 4,040 shares of common stock. The fair value of $27,827 allocated to the warrants is being amortized over the term of the debenture. For the year ended July 31, 1999 amortization of $9,830 has been charged to operations and included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of July 31, 1999.

                              On December 4, 1998, the Company issued a $250,000 6% convertible debenture for cash, due December 4, 2000. This debenture is convertible into common stock at 80% of the five-day average ask price immediately preceding the date of conversion. In connection with the issuance of the debenture, the Company issued warrants to purchase 3,390 shares of common stock. The fair value of $35,621 allocated to the warrants is being amortized over the term of the debenture. For the year ended July 31,
                              1999, amortization of $11,104 has been charged to operations and included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of July 31, 1999.

                              On January 14, 1999, the Company issued a $250,000 6% convertible debenture for cash, due January 14, 2001. This debenture is convertible into common stock at 80% of the five-day average ask price immediately preceding the date of conversion. In connection with the issuance of the debenture, the Company issued warrants to purchase 6,250 shares of common stock. The fair value of $34,946 allocated to the warrants is being amortized over the term of the debentures. For the year ended July 31,
                              1999, amortization of $9,440, has been charged to operations and included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of July 31, 1999.

                              On the date of issuance of each convertible debenture, the Company allocated a portion of the proceeds to the beneficial conversion feature of the debenture which represented the intrinsic value of that feature.
                              That amount is calculated as the difference between the conversion price and the fair value of the common stock into which the debentures are convertible, multiplied by the number of shares into which the debentures are convertible. The amount attributable to the beneficial conversion feature, for the years ended July 31, 1999 and 1998, aggregating $240,999 and $650,026, respectively, is included in interest expense

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              in the accompanying statement of operations as the debentures became convertible into common stock on issuance.

                              Each debenture provides the holder with certain registration rights that require the Company to register the common shares underlying each convertible debenture within 90 days following the closing date of the issuance. As of July 31, 1999, the Company was not in compliance with this requirement. If the common shares are not registered, the Company shall pay the debenture holders damages in the amount of 2% of the amount of outstanding debentures every 30 days. The amount of damages accrued and charged to operations at July 31, 1999 was estimated to be $350,000 and is included in accounts payable and accrued expenses in the accompanying balance sheet.

                              The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended July 31, 1999: expected volatility of
                              1.93%; risk-free interest rate of 5.6%; and expected lives of two years.

                              Aggregate maturities of long-term debt are as follows:

                              Year ending July 31,

                                       1999                                                    $    9,927
                                       2000                                                     1,716,310

                              ---------------------------------------------------------------------------
                                                                                               $1,726,237
                              ===========================================================================

   5.  COMMITMENTS AND        In conjunction with the Company's filing for bankruptcy (see Note 1), it
       CONTINGENCIES:         has abandoned its operating lease. Accordingly, the Company has charged operations for the future minimum payments and the liability of approximately $185,000 is included in accounts payable and accrued expenses in the accompanying balance sheet.

                              The leases are subject to escalation for the Company's proportionate share of increases in real estate taxes and other operating expenses. Rent expense for the years ended July 31, 1999 and 1998 amounted to $204,586 and $33,378, respectively.

                              The Company entered into an agreement with an entity whereby the entity will provide the Company with public and investor relations services.
                              Under the terms of the agreement, the Company will issue 6,000 shares of common stock of the Company as compensation for services. At July 31,
                              1999, those services had not yet been provided.


  6.  STOCKHOLDERS'           The Company is authorized to issue 5,000,000 shares of preferred stock
      DEFICIENCY:             with rights and preferences to be determined by the Company's board of directors. As of July 31, 1999, no shares of preferred stock have been issued.

                              On August 20, 1996, the Company issued 88,235 shares of common stock to the stockholders of Samuel Hamann Graphix, Inc. in a transaction accounted for as

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              a reverse acquisition. As part of the reverse acquisition the Company issued 75,520 shares of common stock to certain consultants for services.
                              These shares have been valued at the fair value at the date of issuance
                              ($20.25 per common share). Accordingly, the Company recorded a charge to operations at the time of issuance of $1,536,341. Certain share issuances prior to the reverse acquisition were made by Samuel Hamann Graphix, Inc.
                              and the details of consideration for the issuances were not known by the
                              Company. The Company has addressed the situation by conducting an audit of issued and outstanding shares of common stock. The Company is auditing records received from prior management reflecting shares issued, transferred or sold, apparently without fair consideration to the Company.

                              The Company issued stop transfer instructions as of November 18, 1997 concerning approximately 73,760 shares of common stock and had outstanding stop transfer instructions as of October 31, 1998 concerning approximately
                              42,200 shares of common stock. These shares are part of the 75,520 shares of common stock issued to the consultants discussed in the preceding paragraph. The stop order transfers remain in effect until the holders of the shares of common stock are able to satisfy the Company's concerns and/or demonstrate that the current holders are holders in due course at which time the stop orders are lifted on an individual basis.

                              On October 23, 1997, the Company made an offering of 16,000 shares of common stock for $200,000; on October 31, 1997, an offering of 4,000 shares of common stock for $50,000; on December 10, 1997, an offering of
                              39,911 shares of common stock for $225,000; and on January 26, 1998, an offering of 17,778 shares of common stock for $99,629. These offerings were made pursuant to the claim of exemption under rule 504 under the
                              Securities Act of 1934. These offerings appear to exceed the limitation of rule 504 of a maximum of $1,000,000 in any one-year period. The Company intends to file a registration statement offering rescission to the purchasers of these offerings.

                              At January 26, 1999, the stockholder that purchased these shares no longer had the right to rescind that purchase.


   7.  STOCK OPTIONS AND      The Company has outstanding warrants permitting the holders to purchase
       STOCK WARRANTS:        16,789 shares of its common stock at prices ranging from $11.50 to $49.75 per share. These warrants were issued during the year ended July 31, 1998.
                              The warrants have varying expiration dates to January 14, 2001. Warrants to purchase 56,202 common shares were outstanding at July 31, 1999. During the year ended July 31, 1998, warrants to purchase 20,000 shares of common stock, which were to expire, were extended. The extended warrants provide for exercise prices ranging from $12.50 to $20.00 per share. The warrants were determined to have a fair market value of approximately $165,000, which was charged to operations during the year ended July 31, 1998.
                              During the year ended July 31, 1999, warrants to purchase 19,413 common shares were issued at prices ranging from $8.00 to $14.75 per share.

                              During the year ended July 31, 1998, the Company adopted an incentive stock option plan under which options to purchase shares of common stock may be granted to certain key employees. The exercise price is based on the fair market

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                              value of such shares as determined by the board of directors at the date of the grant of such options.

                              In January 1999, the Company issued options to an employee to purchase
                              2,000 shares of common stock at an exercise price of $6.75 per share.
                              These options are exercisable for a ten-year period beginning November 30,
                              1999.

                              A summary of the status of the Company's options as of July 31, 1999 and
                              1998 is presented below:

                              July 31,                                          1999                      1998
                              ------------------------------------------------------------------------------------------------------
                                                                                    Weighted-                 Weighted-
                                                                                     Average                   Average
                                                                       Number of    Exercise     Number of    Exercise
                                                                        Shares        Price       Shares        Price
                              ------------------------------------------------------------------------------------------------------
                              Outstanding at beginning of year           4,000       $12.50           --           --
                              Granted                                    2,000         6.75         4,000       $12.50
                              ------------------------------------------------------------------------------------------------------
                                     OUTSTANDING AT END OF YEAR          6,000       $10.58         4,000       $12.50
                              ======================================================================================================

                              Options exercisable at year-end            4,000       $12.50         4,000       $12.50
                              ======================================================================================================

                              Weighted-average fair value of
                               options granted during the year             --        $ 6.75           --        $11.00
                              ======================================================================================================

                              The following table summarizes information about fixed stock options outstanding at July 31, 1999:

                                                          OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                               -----------------------------------------    ---------------------------
                                                               Weighted-
                                                                Average        Weighted-                      Weighted-
                                                               Remaining        Average                        Average
                               Exercise          Number       Contractual      Exercise        Number         Exercise
                                 Price         Outstanding       Life            Price       Exercisable        Price
                              ------------------------------------------------------------------------------------------------------
                              $12.50             4,000            8.8          $12.50           4,000           $12.50
                              $ 6.75             2,000           10.0            6.75             --              --
                              ======================================================================================================

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)


                                                   NOTES TO FINANCIAL STATEMENTS

===================================================================================================================================
                              The Company has elected to apply Accounting Principles Board Opinion No.
                              25 and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of SFAS No. 123. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the
                              Company's net loss and loss per common share for the years ended July 31,
                              1999 and 1998 would have been as follows:

                              Year ended July 31,                                 1999                        1998
                              ------------------------------------------------------------------------------------------------------

                              Net loss - as reported                         $(2,657,900)                  $(4,300,553)
                              ======================================================================================================

                              Net loss - pro forma                           $(2,671,376)                  $(4,321,869)
                              ======================================================================================================

                              Loss per share - as reported                   $     (3.81)                  $     (7.39)
                              ======================================================================================================

                              Loss per share - pro forma                     $     (3.83)                  $     (7.43)
                              ======================================================================================================

                              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended July 31, 1999:
                              expected volatility of 1.93%; risk-free interest rate of 5.7%; expected lives of 10 years; and no payment of dividends expected.


   8.  INCOME TAXES:          The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and the temporary difference between the carrying amount and tax bases of certain intangible assets, aggregating approximately $3,500,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance of $3,500,000 at July 31, 1999.

                              The Company has a net operating loss carryforward of approximately
                              $6,700,000 available to offset taxable income through the year 2014.


   9.  ADDITIONAL             The Company's records and the records of its transfer agent differ with
       INFORMATION:           respect to the number of outstanding shares of the Company's common stock.
                              According to the transfer agent, the number of shares of common stock outstanding is approximately 31,000 shares greater than the 710,367 indicated by the Company's records. The Company believes that its records are correct and is in the process of resolving this difference. The number of shares outstanding reflected in the Company's financial statements does not include these shares or any adjustment which might be necessary to resolve this difference.

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

 10.  SUBSEQUENT              On February 18, 2000, the Company signed a letter of intent to be acquired
      EVENTS:                 by eAutoclaims.com, Inc. in a transaction to be accounted for as a reverse acquisition. The definitive terms, price and conditions of the proposed acquisition have yet to be determined.