Form 10QSB
period 1999-10-30
TRANSFORMATION PROCESSING INC
filed 2000-04-27
CIK 1034694

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended OCTOBER 30, 1999
                                 ----------------

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

                    365 Bay Street, Toronto, Ontario M5H 2V2
                    (Address of principal executive offices)

                                 (416) 414-9450
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
         (Former Name, Former Address and Former Fiscal Year, if changed
                               Since Last Report)

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. YES    NO X
            ---   ---

* The issuer became subject to the filing requirements on May 12, 1998.

         As of April 14, 2000, the issuer had 4,810,367 shares of Common Stock, par value $.025 per share, issued and outstanding.

ITEM 1. FINANCIAL INFORMATION


TRANSFORMATION PROCESSING INC.
(DEBTOR-IN-POSSESSION)

FINANCIAL STATEMENTS

OCTOBER 31, 1999

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)


                                                                OCTOBER 31, 1999
--------------------------------------------------------------------------------









FINANCIAL STATEMENTS:

   Balance Sheet                                                     F - 2
   Statement of Operations                                           F - 3
   Statement of Stockholders' Deficiency                             F - 4
   Statement of Cash Flows                                           F - 5
   Notes to Financial Statements                                 F - 6 - F-14


                                                                                     TRANSFORMATION PROCESSING INC.
                                                                                             (DEBTOR-IN-POSSESSION)

                                                                                                      BALANCE SHEET
-------------------------------------------------------------------------------------------------------------------

OCTOBER 31, 1999
-------------------------------------------------------------------------------------------------------------------

ASSETS

Deferred Debt Cost, net                                                                              $      31,181

------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                                   $      31,181
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
      Liabilities subject to compromise - accounts payable and accrued expenses                      $     895,166
        Current maturities of long-term debt                                                                10,160
------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                                            905,326

Long-term Debt, net of current maturities                                                                1,951,954

------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                                  2,857,280
------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 5,000,000 shares, none issued                                    -
  Common stock - $.025 par value; authorized 50,000,000 shares, issued
   and outstanding 710,367 shares                                                                           17,759
  Additional paid-in capital                                                                             7,040,383
  Accumulated deficit                                                                                   (9,884,241)
-------------------------------------------------------------------------------------------------------------------

      STOCKHOLDERS' DEFICIENCY                                                                          (2,826,099)

------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                   $    31,181
==================================================================================================================





                                      The accompanying notes should be read in conjunction with the financial statements

04/24/00


                                                                                     TRANSFORMATION PROCESSING INC.
                                                                                             (DEBTOR-IN-POSSESSION)
                                                                                            STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED OCTOBER 31,                                                          1999                  1998
------------------------------------------------------------------------------------------------------------------
Revenue - consulting services                                                              $         $     191,069
------------------------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of consulting services                                                                               16,392
  Cost of transformation services                                                                          151,433
  Software development                                                                                     110,292
  General and administrative                                                         141,252               475,382
------------------------------------------------------------------------------------------------------------------
                                                                                     141,252               753,499
------------------------------------------------------------------------------------------------------------------

Loss from operations                                                                                      (562,430)

Interest income(expense) - net                                                             -              (164,735)

------------------------------------------------------------------------------------------------------------------
Net loss                                                                           $(141,252)            $(727,165)
==================================================================================================================

Basic net loss per common share                                                 $       (.20)            $   (1.09)
==================================================================================================================

Weighted-average number of common shares
 outstanding                                                                         710,367               665,109
==================================================================================================================



                                      The accompanying notes should be read in conjunction with the financial statements


04/24/00


                                                                                     TRANSFORMATION PROCESSING INC.
                                                                                             (DEBTOR-IN-POSSESSION)

                                                                              STATEMENT OF STOCKHOLDERS' DEFICIENCY
-------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------------

                                                                                ACCUMULATED      STOCK-      COMPRE-
                                                     ADDITIONAL                  OTHER COM-      HOLDERS'    HENSIVE
                               COMMON STOCK           PAID-IN      ACCUMULATED   PREHENSIVE       EQUITY     INCOME
                             SHARES     AMOUNT        CAPITAL       DEFICIT     INCOME (LOSS)  (DEFICIENCY)  (LOSS)
------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1999      710,367    17,759     7,040,383     (9,742,989)         0       (2,684,847)        0

Net loss                                      -                     (141,252)         0         (141,252)        0

------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1999   710,367   $17,759    $7,040,383    $(9,884,241)       $ 0      $(2,874,638)       $0
==================================================================================================================




                                      The accompanying notes should be read in conjunction with the financial statements

04/25/00


                                                                                        TRANSFORMATION PROCESSING INC.
                                                                                                (DEBTOR-IN-POSSESSION)

                                                                                               STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------

Three months ended October 31,                                                          1999                    1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                          $(141,252)               $(727,165)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                               11,464
    Issuance of options and warrants to purchase common
     stock  for services                                                                                        53,400
    Recognition of beneficial conversion feature                                                                75,000
    Amortization of discounts                                                                                   39,705
    Interest expense converted to stock                                                                         14,618
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                  33,949                  272,847
      Increase in prepaid expenses and other current assets                                                    (11,879)
      Increase in deferred debt costs                                                    (711)
      Decrease in other assets                                                                                   3,312
      Increase (decrease) in accounts payable                                        (127,862)                  70,827
      Increase (decrease) accrued expenses and other current liabilities                  232                  (36,251)
----------------------------------------------------------------------------------------------------------------------
          NET CASH USED IN OPERATING ACTIVITIES                                      (187,105)                (234,122)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activity - purchase of property and equipment                                        (19,533)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayments of loan payable - bank                                                                            (13,920)
  Proceeds from (repayment of), net of note payable - stockholder                     235,644                  (36,676)
  Net proceeds from issuance of convertible debentures                                                         298,226

----------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                   235,644                  247,630
----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                               (48,539)                  28,774
----------------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                                      - 0 -                (34,799)

Cash at beginning of period                                                               - 0 -                150,687

----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                              $      - 0 -          $     115,888
======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                                         $      - 0 -          $       1,738
======================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:

  Conversion of long-term debt to common stock                                     $      - 0 -           $    439,618
======================================================================================================================




                                      The accompanying notes should be read in conjunction with the financial statements

04/25/00

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF
     PRESENTATION:            On August 23, 1999, Transformation Processing Inc.
                              (debtor-in-possession) (the "Company") filed a
                              Notice of Intent to seek reorganization under the Bankruptcy and Insolvency Act of Canada with the Superior Court of Justice for the Province of Ontario (the "Bankruptcy Act"). Under the
                              Bankruptcy Act, certain claims against the Company in existence prior to the filing of the notice are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the July 31, 1999 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination by the court
                              (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Upon filing under the Bankruptcy Act, the Company's principal business activities ceased.

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

                              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Continuation of the Company as a going concern and realization of its assets and liquidation of its liabilities are dependent upon, among other things, the formulation of a confirmed plan of reorganization, which may result in significant adjustments and reclassifications in the amounts reflected as assets, liabilities and stockholders' deficiency in the accompanying financial statements, and the ability to maintain adequate financing along with the achievement of profitable operations.


2.    PRINCIPAL               The Company was an information technology company
      BUSINESS                that developed and marketed software and services
      ACTIVITY AND            that enabled companies worldwide to automatically
      SIGNIFICANT             migrate their application programs and data from
      ACCOUNTING              legacy systems to open systems and client/server
      POLICIES:               environments. The Company expanded its operations
                              from providing legacy code migration services to three lines of business; client/server migration, year 2000 and groupware services. For the periods ended October 31, 1999 and 1998, all operations of the Company were conducted in Canada. At October
                              31, 1999, all of the Company's assets are located in Canada. On August 23, 1999, with the Company's bankruptcy filing, the Company's principal business activities ceased.

                              The Company was considered to be in the
                              development stage through July 31, 1998 because it had been devoting substantially all of its efforts toward establishing its business.

04/25/00

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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



04/25/00

                                                                                        TRANSFORMATION PROCESSING INC.
                                                                                                (DEBTOR-IN-POSSESSION)

                                                                                         NOTES TO FINANCIAL STATEMENTS
----------------------------------------------------------------------------------------------------------------------
3.    ACCOUNTS                Accounts payable and accrued expenses consist of the following:
      PAYABLE AND
      ACCRUED                 Accrued professional fees                                                   $     10,000
      EXPENSES:               Accrued damages on convertible debentures                                        350,000
                              Other (all amounts are less than 5% of current liabilities)                      535,166
----------------------------------------------------------------------------------------------------------------------
                                                                                                              $895,166
======================================================================================================================

 4. LONG-TERM                 Long-term debt consists of the following:
    DEBT:                     Installment loans                                                           $     10,160
                              Loan from Shareholder                                                            235,644
                              6% convertible debentures                                                      1,716,310
----------------------------------------------------------------------------------------------------------------------
                                                                                                             1,962,114
                              Less current portion                                                              10,160
----------------------------------------------------------------------------------------------------------------------
                                      LONG-TERM PORTION                                                     $1,951,954
======================================================================================================================

                              The effect of foreign translation adjustments on the Company's long-term debt is included in cumulative foreign currency translation adjustments in stockholders' deficiency in the accompanying financial statements.

                              The Company is obligated under an installment loan with a bank payable in monthly installments aggregating $4,505 plus interest through December 31, 1999. The loan bears interest at the bank's prime rate (8.75 at October 31, 1999) plus 2.5%. The loan is collateralized by substantially all of the Company's assets.

                              In September 1999, the Company received $235,644 from a stockholder for working capital purposes. This loan is non-interest bearing and has no specific maturity date.

                              On April 14, 1998, the Company issued two $500,000 6% convertible debentures totaling $1,000,000 for cash, due April 14, 2000. Of the $1,000,000 convertible debentures, $550,000 are convertible into common stock at 70% of the five-day average bid price immediately preceding the date of conversion and $450,000 of the debentures are convertible into common stock at 80% of the five-day average closing ask price immediately preceding the date of conversion. In May 1998, $300,000 of 6% convertible debentures were converted into 266,092 shares of common stock and in July 1998, $400,000 of 6% convertible debentures were converted into 642,031 shares of common stock. In August 1998, $37,500 of 6% convertible debentures were converted into 81,674 shares of common stock; in September 1998, $57,500 of 6% convertible debentures were converted into 156,760 shares of common stock, and in October 1998, $84,000 of 6% convertible debentures were converted into 439,072 shares of common stock. In connection with the issuance of debentures, the Company issued warrants to purchase 301,228 shares of common stock. The fair value of $251,000 allocated to the warrants is being amortized over the term of the debentures. The unamortized portion is shown as a reduction in the carrying value of the debentures as of October 31, 1999.

04/25/00

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                              On May 21, 1998, the Company issued two $250,000 6% convertible debentures totaling $500,000 for cash, due May 21, 2000. These debentures are convertible into common stock at 80% of the five-day average ask price immediately preceding the date of conversion. In September of 1998, $67,500 of 6% convertible debentures were converted into 167,388 shares of common stock. In connection with the issuance of debentures, the Company issued warrants to purchase 50,200 shares of common stock. The fair value of $52,500 allocated to the warrants is being amortized over the term of the debentures. For the periods ended October 31, 1999 and 1998, amortization of $0 and $0, respectively, has been charged to operations and included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of October 31, 1999.

                              On July 10, 1998, the Company issued two $250,000 6% convertible debentures totaling $500,000 for cash, due July 10, 2000. These debentures are convertible into common stock at 80% of the five-day average ask price immediately preceding the date of conversion. In October of 1998, $146,000 of 6% convertible debentures were converted into 727,657 shares of common stock. In connection with the issuance of debentures, the Company issued warrants to purchase 68,306 shares of common stock. The fair value of $58,500 allocated to the warrants is being amortized over the term of the debentures. For the periods ended October 31, 1999 and 1998, amortization of $0 and $0, respectively, has been charged to operations and included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of October 31, 1999.

                              On September 22, 1998, the Company issued a
                              200,000 6% convertible debenture for cash, due September 22, 2000. This debenture is convertible into common stock at 80% of the five-day average ask price immediately preceding the date of conversion. In connection with the issuance of the debenture, the Company issued warrants to purchase 87,720 shares of common stock. The fair value of $28,249 allocated to warrants is being amortized over the term of the debenture. For the period ended October 31, 1999, amortization of $0 has been charged to operations and included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of October 31, 1999.

                              On October 6, 1998, the Company issued a $100,000 6% convertible debenture for cash, due October 6, 2000. This debenture is convertible into common stock at 80% of the five-day average ask price immediately preceding the date of conversion. In connection with the issuance of the debenture, the Company issued warrants to purchase 55,556 shares of common stock. The fair value of $15,094 allocated to warrants is being amortized over the term of the debentures. For the period ended October 31, 1999 amortization of $0 has been charged to operations and included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of October 31, 1999.

                              On November 18, 1998, the Company issued a
                              $200,000 6% convertible debenture for cash, due November 18, 2000. This debenture is convertible into common stock at 80% of the five-day average ask price immediately preceding the date of conversion. In connection with the issuance of the debenture, the

04/25/00

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              Company issued warrants to purchase 101,012 shares of common stock. The fair value of $27,827 allocated to warrants is being amortized over the term of the debenture. For the three month period ended October 31, 1999 amortization of $0 has been charged to operations and included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of October 31, 1999.

                              On December 4, 1998, the Company issued a $250,000 6% convertible debenture for cash, due December 4, 2000. This debenture is convertible into common stock at 80% of the five-day average ask price immediately preceding the date of conversion. In connection with the issuance of the debenture, the Company issued warrants to purchase 84,746 shares of common stock. The fair value of $35,621 allocated to warrants is being amortized over the term of the debenture. For the three month period ended October 31, 1999, amortization of $0 has been charged to operations and included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of October 31, 1999.

                              On January 14, 1999, the Company issued a $250,000 6% convertible debenture for cash, due January 14, 2001. This debenture is convertible into common stock at 80% of the five-day average ask price immediately preceding the date of conversion. In connection with the issuance of the debenture, the Company issued warrants to purchase 156,250 shares of common stock. The fair value of $34,946 allocated to warrants is being amortized over the term of the debentures. For the three month period ended October 31, 1999, amortization of $0, has been charged to operations and included in interest expense in the accompanying statement of operations. The unamortized portion is shown as a reduction in the carrying value of the debentures as of October 31, 1999.

                              On the date of issuance of each convertible debenture, the Company allocated a portion of the proceeds to the beneficial conversion feature of the debenture which represented the intrinsic value of that feature. That amount is calculated as the difference between the conversion price and the fair value of the common stock into which the debentures are convertible, multiplied by the number of shares into which the debentures are convertible. The amount attributable to the beneficial conversion feature, for the three month periods ended October 31, 1999 and 1998, aggregating $0 and $75,000, respectively, is included in interest expense in the accompanying statement of operations as the debentures became convertible into common stock on issuance.

                              Each debenture provides the holder with certain registration rights that require the Company to register the common shares underlying each convertible debenture within 90 days following the closing date of the issuance. As of October 31, 1999, the Company was not in compliance with this requirement. If the common shares are not registered, the Company shall pay the debenture holders damages in the amount of 2% of the amount of outstanding debentures every 30 days. The amount of damages accrued and charged to operations at July 31, 1999 was estimated to be $350,000 and is included in accounts payable and accrued expenses in the accompanying balance sheet.

                              The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option-pricing model with the following weighted-average

04/25/00

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              assumptions used for the three-month period ended October 31, 1999: expected volatility of 1.93%; risk-free interest rate of 5.6%; and expected lives of two years.

 5.    COMMITMENTS            The Company was obligated under a noncancelable
       AND                    operating lease for office space expiring in
       CONTINGENCIES:         October 2000. Approximate minimum future payments
                              under these leases were payable as follows:

                              Year ending July 31,

                                       2000                          $145,600
                                       2001                            36,400

--------------------------------------------------------------------------------
                                                                     $182,000
================================================================================

                              In conjunction with the Company's filing for bankruptcy, it has abandoned this lease. Accordingly, the Company has charged operations for the future minimum payments and the liability is included in accounts payable and accrued expenses in the accompanying balance sheet.

                              The leases are subject to escalation for the Company's proportionate share of increases in real estate taxes and other operating expenses.

                              The Company entered into an agreement with an entity whereby the entity will provide the Company with public and investor relations services. Under the terms of the agreement, the Company will issue 150,000 shares of common stock of the Company as compensation for services. At October 31, 1999, those services had not yet been provided.


6.    STOCKHOLDERS'           The Company is authorized to issue 5,000,000
      DEFICIENCY:             shares of preferred stock with rights and
                              preferences to be determined by the Company's board of directors. As of October 31, 1999, no shares of preferred stock have been issued.


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

                              The Company issued stop transfer instructions as of November 18, 1997 concerning approximately 1,844,000 shares of common stock and had outstanding stop transfer instructions as of October 31, 1998 concerning

04/25/00

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                              approximately 1,055,000 shares of common stock. These shares are part of the 1,888,000 shares of common stock issued to the consultants discussed in the preceding paragraph. The stop order transfers remain in effect until the holders of the shares of common stock are able to satisfy the Company's concerns and/or demonstrate that the current holders are holders in due course at which time the stop orders are lifted on an individual basis.


 7.    STOCK OPTIONS          The Company has outstanding warrants permitting
       AND STOCK              the holders to purchase shares of its common stock
       WARRANTS:              at prices ranging from $.46 to $1.99 per share.
                              The warrants have varying expiration dates to January 14, 2001. Warrants to purchase 1,405,048 common shares were outstanding at July 31, 1999.
                              During the year ended July 31, 1998, warrants to purchase 100,000 shares of common stock, which were to expire, were extended. The extended warrants provide for exercise prices ranging from $.50 to $.80 per share. During the year ended July
                              31, 1999, warrants to purchase 485,314 common shares were issued at prices ranging from $.32 to $.59 per share.

                              During the year ended July 31, 1999, the Company adopted an incentive stock option plan under which options to purchase shares of common stock may be granted to certain key employees. The exercise price is based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options.

                              In January 1999, the Company issued options to an employee to purchase 50,000 shares of common stock at an exercise price of $.27 per share, and are exercisable for a ten-year period beginning November 30, 1999.


                                                                                        TRANSFORMATION PROCESSING INC.
                                                                                                (DEBTOR-IN-POSSESSION)

                                                                                         NOTES TO FINANCIAL STATEMENTS
----------------------------------------------------------------------------------------------------------------------

                              A summary of the status of the Company's options as of October 31, 1999 and 1998 is presented below:

                              October 31,                                       1999                      1998
                              -------------------------------------------------------------------------------------

                                                                                    Weighted-               Weighted-
                                                                                     Average                Average
                                                                       Number of    Exercise   Number of    Exercise
                                                                        Shares        Price     Shares       Price
                              -------------------------------------------------------------------------------------
                              Outstanding at beginning of year           100,000   $.50
                              Granted                                     50,000    .27         100,000     $.50

                              ------------------------------------------------------------------------------------
                                     OUTSTANDING AT END OF YEAR          150,000   $.42         100,000     $.50
                              ====================================================================================

                              Options exercisable at year-end            100,000   $.50         100,000     $.50
                              ====================================================================================

                              Weighted-average fair value of
                               options granted during the year                     $.27                     $.44
                              ====================================================================================


                              The following table summarizes information about fixed stock options outstanding at October 31, 1999:

                                                          OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                              -------------------------------------------    ----------------------
                                                               Weighted-
                                                                Average        Weighted-                   Weighted-
                                                               Remaining        Average                     Average
                               Exercise          Number       Contractual      Exercise        Number      Exercise
                                 Price         Outstanding       Life            Price       Exercisable     Price
                               ------------------------------------------------------------------------------------
                              $.50               100,000          8.8         $.50              100,000        $.50
                              $.27                50,000         10.0          .27                  -          -
                              =====================================================================================


04/25/00

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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


 9.    ADDITIONAL             The Company's records and the records of its
       INFORMATION:           transfer agent differ with respect to the number
                              of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,000 shares greater than the 710,367 indicated by the Company's records. The
                              Company believes that its records are correct and is in the process of resolving this difference.
                              The number of shares outstanding reflected in the Company's financial statements does not include these shares or any adjustment which might be necessary to resolve this difference.


                              On February 18, 2000, the Company signed a letter of intent to acquire the assets of eAutoclaims.com, Inc. The letter of intent, which is conditioned upon the negotiation and entering of a definitive agreement, envisions that the Company will spin off its existing business prior to the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's first quarter ended unaudited financial statements and notes thereto dated October 31, 1999 and 1998.
FINANCIAL CONDITION

The following is a discussion of the material changes in financial condition from July 31, 1999 to October 31, 1999.

Current assets at October 31, 1999 were $0 as compared to $33,949 at July 31, 1999. The basis for this decrease in current assets is as follows. Accounts receivable totaled $0 at October 31, 1999 as compared to $33,949 at July 31. The decrease was the result of the Company's aggressive collection of outstanding receivables as of the year end and a discontinuation of revenue generation in the quarter.

The Company recorded material changes to Accounts payable and accrued expenses. Accounts payable at October 31, 1999 was $895,166 as compared to $1,023,028 at July 31, 1999. The decrease is due to the Company's repayment of certain Accounts payable and accrued expenses.

Deficit accumulated through October 31, 1999 totaled $(9,884,241) as compared to $(7,812,254) at October 31, 1998. The discussion of losses incurred for the periods are outlined in the Results of Operations below.

RESULTS OF OPERATIONS

The following is a discussion of the material change in results of operations for the three-month periods ending October 31, 1999 and 1998.

NET LOSSES

For the quarters ended October 31, 1999 and 1998, the Company incurred net losses of $141,252 and $727,165, respectively. Explanations of these results are set forth below. The Company expects to continue to incur operating losses until such time that the Company is acquired or operations are ceased.

REVENUE

For the quarter ended October 31, 1999 the Company recorded revenue of $0 as compared to $191,069 for the quarter ended October 31, 1998. During the period ended October 31, 1999, the Company had no revenue as it had ceased operations in August 1999. Conversion Services, the Company's core business accounted for $0 of gross revenue for the three-month period ended October 31, 1999, as compared to $39,558 for the same period in 1998. GroupWare accounted for $0 of gross revenue for the three-month period ended October 31, 1999, as compared to $83,390 for the same period in 1998. Year 2000 accounted for $0 of gross revenue for the three-month period ended October 31, 1999 as compared to $90,276 for the same period in 1998.


EXPENSES

For the quarters ended October 31, 1999 and 1998, cost of consulting services accounted for $0 and $16,392, respectively. During the period ended October 31, 1999, the Company had no cost of consulting services as it had ceased operations in August 1999. Cost of software transformation services accounted for $0 of total expenses for the quarter ended October 31, 1999. Comparatively, the Company spent $151,433 for the quarter ended October 31, 1998.

Software development accounted for $0 of total expenses for the quarter ended October 31, 1999. Comparatively, the Company spent $110,292 for the quarter in 1998.

General and administrative expense accounted for $141,252 of expenses for the quarter ended October 31, 1999. Comparatively, the Company spent $475,382 for the quarter in 1998. The Company's general and administrative expenses consisted primarily of salaries, rent, consulting fees, advertising and legal costs associated with running a publicly traded company.

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

Liquidity and Capital Resources

The Company has funded its activities through October 31, 1999 primarily from the net proceeds of private placement of its securities and, to a lesser extent, from cash flow from operations.

At October 31, 1999, the Company had an accumulated deficit of ($9,884,241), current assets of $0 and current liabilities of $905,326. The Company did not incur any additional long-term debt. The company has funded its activities to October 31, 1999 primarily through private placements of securities and the issuance of convertible debentures. A significant portion of the total liabilities consists of convertible debt previously issued by the Company to raise capital. The Company will continue to raise capital through these vehicles to fund operating activities and other capital requirements. Failure to obtain such equity capital could have a material adverse impact on the Company. There can be no assurance that equity capital will be available to the Company on acceptable terms or at all.

The Company has no current arrangements with respect to, or sources of, additional financing, and it is not contemplated that its existing stockholders will provide any portion of the Company's future financing requirements. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. The inability of the Company to obtain financing when needed will have a material adverse effect on the Company.

PART II- OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

[a]      Financial Data Schedule

[b]      Reports on Form 8-K.

         Incorporated by reference Report on Form 8-K dated August 25, 1999.


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  TRANSFORMATION PROCESSING INC.



Date     APRIL 25, 2000                           /S/ Paul Mighton
    -----------------------                       ------------------------------
                                                  Paul Mighton, President