Form 10QSB
period 2000-01-31
TRANSFORMATION PROCESSING INC
filed 2000-04-28
CIK 1034694

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2000

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

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / / NO /X/

* The issuer became subject to the filing requirements on May 12, 1998.

         As of April 14, 2000, the issuer had 4,810,367 shares of Common Stock, par value $.025 per share, issued and outstanding.

ITEM 1  FINANCIAL INFORMATION

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)

                                                   INDEX TO FINANCIAL STATEMENTS
                                                                JANUARY 31, 2000
--------------------------------------------------------------------------------









FINANCIAL STATEMENTS:

   Balance Sheet                                                      F - 2
   Statement of Operations                                            F - 3
   Statement of Stockholders' Deficiency                              F - 4
   Statement of Cash Flows                                            F - 5
   Notes to Financial Statements                                    F - 6 - F-8



04/27/00                                                                     F-1


                                                                                       TRANSFORMATION PROCESSING INC.
                                                                                               (DEBTOR-IN-POSSESSION)


                                                                                                        BALANCE SHEET
---------------------------------------------------------------------------------------------------------------------

                                                                                JANUARY 31,                JULY 31,
                                                                                   2000                      1999
                                                                                (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
ASSETS

Current Asset - accounts receivable                                              $    -                    $   33,949
---------------------------------------------------------------------------------------------------------------------


      TOTAL CURRENT ASSET                                                             -                        33,949

Deferred Debt Cost, net                                                             31,181                     30,470

---------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                               $  31,181                 $   64,419
=====================================================================================================================



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Liabilities subject to compromise-
  accounts payable and accrued expenses                                          $ 895,166                 $1,023,029
  Current maturities of long-term debt                                              10,160                      9,927

---------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                    905,326                  1,032,956

Long-term Debt, net of current maturities                                        1,951,954                  1,716,310

---------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                          2,857,280                  2,749,266
---------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Deficiency:
  Preferred stock - $.001 par value; authorized 5,000,000 shares, none issued                                     -
  Common stock - $.025 par value; authorized 50,000,000 shares, issued
   and outstanding 710,367 shares                                                   17,759                     17,759
  Additional paid-in capital                                                     7,040,383                  7,040,383
  Accumulated deficit                                                           (9,884,241)                (9,742,989)
---------------------------------------------------------------------------------------------------------------------

      STOCKHOLDERS' DEFICIENCY                                                  (2,826,099)                (2,684,847)

---------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $   31,181                 $   64,419
=====================================================================================================================

                         The accompanying notes should be read in conjunction with the financial statements





04/27/00                                                                     F-2


                                                                                        TRANSFORMATION PROCESSING INC.
                                                                                                (DEBTOR-IN-POSSESSION)


                                                                                               STATEMENT OF OPERATIONS
                                                                                                        (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                Three-month       Three-month         Six-month          Six-month
                                               Period ended      Period ended       Period ended       Period ended
                                             January 31, 2000  January 31, 1999   January 31, 2000   January 31, 1999
----------------------------------------------------------------------------------------------------------------------

Revenue - consulting services                  $    0         $       326,399           $      0          $   517,468
----------------------------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of sales                                                       222,216                                 500,333
  General and administrative                                          410,816               141,252           886,198

----------------------------------------------------------------------------------------------------------------------
                                                                      633,032               141,252         1,386,531
----------------------------------------------------------------------------------------------------------------------

Loss from operations                                                 (306,633)             (141,252)         (869,063)

Interest income(expense) - net                                       (178,801)                               (343,536)

----------------------------------------------------------------------------------------------------------------------
Net loss                                       $    0         $      (485,434)          $  (141,252)      $(1,212,599)
======================================================================================================================

Basic net loss per common share                $ (.00)        $         (1.48)          $      (.20)           $(1.74)
======================================================================================================================

Weighted-average number of common shares
 outstanding                                  710,367                 718,437               710,367           698,390
======================================================================================================================








                         The accompanying notes should be read in conjunction with the financial statements

04/27/00                                                                     F-3


                                                                                     TRANSFORMATION PROCESSING INC.
                                                                                             (DEBTOR-IN-POSSESSION)


                                                                              STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                                                          UNAUDITED
-------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JANUARY 31, 2000
-------------------------------------------------------------------------------------------------------------------

                                                                                                          STOCK-
                                                          ADDITIONAL                                     HOLDERS'
                                      COMMON STOCK          PAID-IN       ACCUMULATED
                                   SHARES        AMOUNT     CAPITAL          DEFICIT                   (DEFICIENCY)
-------------------------------------------------------------------------------------------------------------------


Balance at July 31, 1999           710,367      17,759      7,040,383      (9,742,989)                  (2,684,847)

Net loss                              -             -              -         (141,252)                    (141,252)

===================================================================================================================
Balance at January 31, 2000        710,367     $17,759     $7,040,383     $(9,884,241)                 $(2,826,099)
===================================================================================================================







                              The accompanying notes should be read in conjunction with the financial statements

04/27/00                                                                     F-4


                                                                                     TRANSFORMATION PROCESSING INC.
                                                                                             (DEBTOR-IN-POSSESSION)


                                                                                            STATEMENT OF CASH FLOWS
                                                                                                          UNAUDITED
-------------------------------------------------------------------------------------------------------------------

Six months ended January 31,                                                            2000                1999
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                        $  (141,252)      $ (1,212,599)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                         25,644
    Issuance of options and warrants to purchase common
     stock  for services                                                                                 167,880
    Recognition of beneficial conversion feature                                                         250,000
    Write-off of amounts due to related parties                                                             (332)
    Amortization of discounts                                                                             54,015
    Amortization of debt costs                                                                             2,082
    Interest expense converted to stock                                                                   14,618
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                  33,949            129,666
      Increase in prepaid expenses and other current assets                                              (11,653)
      Increase in deferred debt costs                                                    (711)            (1,298)
      Increase in other assets                                                                              (238)
      Decrease in accounts payable                                                   (127,862)          (141,691)
      Increase (decrease) in accrued expenses and other current liabilities               232            (83,818)

------------------------------------------------------------------------------------------------------------------
          NET CASH USED IN OPERATING ACTIVITIES                                      (187,105)          (807,724)
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activity - purchase of property and equipment                                  (32,836)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayments of loan payable - bank                                                                      (28,165)
  Proceeds from (repayment of)-net,  note payable - stockholder                       235,644            (45,877)
  Net proceeds from issuance of convertible debentures                                                   843,128

------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                   235,644            769,086
------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                               (48,539)               994
------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                           - 0 -          (70,480)

Cash at beginning of period                                                               - 0 -          150,687

------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                             $       - 0 -           80,207
==================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                                        $       - 0 -     $      3,825
==================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:

  Conversion of long-term debt to common stock                                    $       - 0 -     $    439,618
==================================================================================================================


                              The accompanying notes should be read in conjunction with the financial statements

04/27/00                                                                     F-5

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF                 The financial statements of Transformation
     PRESENTATION,            Processing Inc., ("the Company") included herein
     EVENTS, REVERSE          have been prepared pursuant to generally accepted
     ACQUISITION, AND         accounting principles and have not been examined
     BANKRUPTCY:              by independent public accountants. In the opinion
                              of management all adjustments which are of a normal recurring nature necessary to present fairly the results of operations have been made.
                              Pursuant to Securities and Exchange Commission
                              ("SEC") rules and regulations, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The disclosure contained herein should be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended July 31, 1999. The results of operations for the three-month periods ended
                              January 31, 2000, Janury 31, 1999, and the six-month periods ended January 31, 2000 and January 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

04/27/00                                                                     F-6

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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


2.    STOCKHOLDERS'           The Company's records and the records of its
      DEFICIENCY:             transfer agent differ with respect to the number
                              of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,000 shares greater than the 710,367 indicated by the Company's records. The
                              Company believes that its records are correct and is in the process of resolving this difference.
                              The number of shares outstanding reflected in the Company's financial statements does not include these shares or any adjustment which might be necessary to resolve this difference


3.    EQUITY                  On November 18, 1998, the Company issued a
      TRANSACTIONS            $200,000 6% convertible debenture for cash, due
      AND SUBSEQUENT          November 18, 2000. This debenture is convertible
      EVENTS:                 into common stock at 80% of the five-day average
                              ask price immediately preceding the date of conversion. In connection with the issuance of the debenture, the Company issued warrants to purchase
                              4,040 shares of common stock. The fair value of $27,827 allocated to warrants is being amortized over the term of the debenture. The unamortized portion is shown as a reduction in the carrying value of the debentures as of January 31, 1999.

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


04/27/00                                                                     F-7

                                                  TRANSFORMATION PROCESSING INC.
                                                          (DEBTOR-IN-POSSESSION)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                              Each debenture provides the holder with certain registration rights that require the Company to register the common shares underlying each convertible debenture within 90 days following the closing date of the issuance. As of January 31, 1999, the Company was not in compliance with this requirement. If the common shares are not registered, the Company shall pay the debenture holders damages in the amount of 2% of the amount of outstanding debentures every 30 days. The amount of damages accrued and charged to operations at July 31, 1999 was estimated to be $350,000 and is included in accounts payable and accrued expenses in the accompanying balance sheet.

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



04/27/00                                                                     F-8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's second quarter ended unaudited financial statements and notes thereto dated January 31, 2000 and 1999.

RESULTS OF OPERATIONS

The following is a discussion of the material change in results of operations for the three-month periods ending January 31, 2000 and 1999.

NET LOSSES

For the quarters ended January 31, 2000 and 1999, the Company incurred net losses of $0 and $485,434, respectively. For the six-month periods ended January 31, 2000 and 1999, the Company incurred net losses of $141,252 and $1,212,599, respectively. Explanations of these results are set forth below. The Company expects to continue to incur operating losses until such time that the Company is acquired.

REVENUE

For the quarter ended January 31, 2000 the Company recorded revenue of $0 as compared to $326,399 for the quarter ended January 31, 1999. During the period ended January 31, 2000, the Company had no revenue as it had ceased operations in August 1999. For the six-month period ended January 31, 2000, the Company recorded revenue of $0 as compared to $517,468 for the same period ended January 31, 1999. Conversion Services, the Company's core business accounted for $0 of gross revenue for the three-month period ended January 31, 2000, as compared to $158,045 for the same period in 1999. GroupWare accounted for $0 of gross revenue for the three-month period ended January 31, 2000, as compared to $81,099 for the same period in 1999. Year 2000 accounted for $0 of gross revenue for the three-month period ended January 31, 2000 as compared to $61,602 for the same period in 1998. Professional services accounted for $0 of gross revenue for the three-month period ended January 31, 2000, as compared to $25,653 for the same period in 1999.


EXPENSES

For the period ended January 31, 2000 and all comparative periods reported, costs of software consulting, translation services, and development have been combined and included in cost of sales in the accompanying statement of operations. For the quarters ended January 31, 2000, and January 31, 1999, cost of consulting services accounted for $0 and $37,768, respectively. For the six-month periods ended January 31, 2000 and 1999, cost of consulting services expenses were $0 and $54,160, respectively. During the period ended January 31, 2000, the Company had no cost of consulting services as it had ceased operations in August 1999.

Cost of software transformation services accounted for $0 of total expenses for the quarter ended January 31, 2000. Comparatively, the Company spent $139,314 for the same quarter ended January 31, 1999. For the six-month periods ended January 31, 2000 and 1999, software transformation services were $0 and $290,747 respectively.

Software development accounted for $0 of total expenses for the quarter ended January 31, 2000. Comparatively, the Company spent $45,134 for the same quarter in 1999. For the six-month periods ended January 31, 2000 and 1999, software development costs were $0 and $155,426, respectively.

General and administrative costs consist of management and administrative staff, professional services, office and occupancy costs. Significant costs are attributed to the Company being a public company, due to the cost of corporate relations, quarterly reporting, and other investor information is required.

General and administrative expense accounted for $0 of expenses for the quarter ended January 31, 2000. Comparatively, the Company spent $410,816 for the same quarter in 1999. General and administrative expenses accounted for $141,252 of expenses for the six-month period ended January 31, 2000 compared to $886,198 for the six-month period ended January 31, 1999. The Company's general and administrative expenses consisted primarily of salaries, rent, consulting fees, advertising and legal costs associated with running a publicly traded company.


Liquidity and Capital Resources

The Company has funded its activities through January 31, 2000 primarily from the net proceeds of private placement of its securities and, to a lesser extent, from cash flow from operations.

At January 31, 2000, the Company had a deficit accumulated through January 31, 2000 of ($9,884,241), current assets of $0 and current liabilities of $905,326. The Company did not incur any additional long-term debt during the three-month period ended January 31, 2000. The company has funded its activities to January 31, 2000 primarily through private placements of securities and the issuance of convertible debentures. A significant portion of the total liabilities consists of convertible debt previously issued by the Company to raise capital. The Company will continue to raise capital through these vehicles to fund operating activities and other capital requirements. Failure to obtain such equity capital could have a material adverse impact on the Company'. There can be no assurance that equity capital will be available to the Company on acceptable terms or at all.

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


                                                  TRANSFORMATION PROCESSING INC.



Date     APRIL 25, 2000                           /s/PAUL MIGHTON
    -----------------------                       ------------------------------
                                                  Paul Mighton, President

[FDS TO FOLLOW]