Form 10QSB
period 2000-04-30
TRANSFORMATION PROCESSING INC
filed 2000-06-22
CIK 1034694

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________________ to _______________________


                         Commission file number 0-23903


                         TRANSFORMATION PROCESSING INC.
                         -----------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                 95-4583945
               ------                                 ----------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                  Identification No.)

                    365 Bay Street, Toronto, Ontario M5H 2V2
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (416) 414-9450
                                 --------------
                           (Issuer's telephone number)

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

 Yes     No X
    ---    ---

         As of April 30, 2000, the issuer had 710,367 shares of Common Stock, par value $.025 per share, issued and outstanding.

Transitional Small Business Disclosure Format:

Yes      No X
   ---     ---

                                                  TRANSFORMATION PROCESSING INC.
                                                          (debtor-in-possession)

                                                  INDEX TO FINANCIAL STATEMENTS
                                                                 April 30, 2000
--------------------------------------------------------------------------------




                                      Index

                                                                          Page
                                                                          ----
Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheet -
           April 30, 2000..............................................     1

         Statements of Operations -
           Three and nine months ended April 30, 2000 and 1999.........     2

         Statements of Changes in Stockholders' Deficit -
           Nine months ended April 30, 2000............................     3

         Statements of Cash Flows -
           Nine months ended April 30, 2000 and 1999...................     4

         Notes to Financial Statements................................. 5 - 7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................... 8 - 10

Part II - Other Information

Item 1. Legal Proceedings..............................................     10

         Signatures....................................................     11




                                                                                        TRANSFORMATION PROCESSING INC.
                                                                                                (debtor-in-possession)


                                                                                                         BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------

                                                                                 April 30,                 July 31,
                                                                                   2000                      1999
                                                                                (unaudited)

ASSETS

Current Asset - accounts receivable                                              $    -                     $   33,949
----------------------------------------------------------------------------------------------------------------------
      Total current asset                                                             -                         33,949

Deferred Debt Cost, net                                                            31,181                       30,470
----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                               $ 31,181                    $  64,419
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Liabilities subject to compromise-
  accounts payable and accrued expenses                                          $ 895,166                 $ 1,023,029
  Current maturities of long-term debt                                              10,160                       9,927
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                    905,326                   1,032,956

Long-term Debt, net of current maturities                                        1,951,954                   1,716,310
----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                          2,857,280                   2,749,266
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Deficiency:
  Preferred stock - $.001 par value;  authorized  5,000,000 shares,  none issued
  Common stock - $.025 par value; authorized 50,000,000 shares, issued
   and outstanding 710,367 shares                                                   17,759                      17,759
  Additional paid-in capital                                                     7,040,383                   7,040,383
  Accumulated deficit                                                           (9,884,241)                 (9,742,989)
----------------------------------------------------------------------------------------------------------------------
      Stockholders' deficiency                                                  (2,826,099)                 (2,684,847)
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency                            $   31,181                    $ 64,419
======================================================================================================================


     The accompanying notes should be read in conjunction with the financial statements

                                                                                        TRANSFORMATION PROCESSING INC.
                                                                                                (debtor-in-possession)

                                                                                               STATEMENT OF OPERATIONS
                                                                                                           (unaudited)
---------------------------------------------------------------------------------------------------------------------
                                                Three-month         Three-month        Nine-month          Nine-month
                                               Period ended        Period ended       Period ended        Period ended
                                              April 30, 2000      April 30, 1999     April 30, 2000      April 30, 1999
----------------------------------------------------------------------------------------------------------------------

Revenue - consulting services                      $0         $     260,324              $0               $  718,812
----------------------------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of sales                                                     478,647                                  762,938
  General and administrative                                        295,517               141,252          1,224,593
----------------------------------------------------------------------------------------------------------------------
                                                                    774,164               141,252          1,987,531
----------------------------------------------------------------------------------------------------------------------

Loss from operations                                               (513,840)            (141,252)         (1,268,719)

Interest income(expense) - net                                     (171,122)                                (376,823)
----------------------------------------------------------------------------------------------------------------------
Net loss                                           $0             $(684,962)           $(141,252)        $(1,645,542)
======================================================================================================================
Basic net loss per common share                $ (.00)            $    (.04)           $    (.20)        $      (.09)
======================================================================================================================
Weighted-average number of common shares
 outstanding                                  710,367            15,418,505              710,367          17,593,571
======================================================================================================================



     The accompanying notes should be read in conjunction with the financial statements


                                                                                        TRANSFORMATION PROCESSING INC.
                                                                                                (debtor-in-possession)

                                                                                 STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                                                             unaudited
----------------------------------------------------------------------------------------------------------------------
Nine months ended April 30, 2000
----------------------------------------------------------------------------------------------------------------------

                                                                                                             Stock-
                                                           Additional                                        holders'
                                      Common Stock          Paid-in       Accumulated
                                   Shares        Amount     Capital          Deficit                      (Deficiency)
----------------------------------------------------------------------------------------------------------------------


Balance at July 31, 1999           710,367      17,759      7,040,383      (9,742,989)                      (2,684,847)

Net loss                              -             -              -         (141,252)                        (141,252)

----------------------------------------------------------------------------------------------------------------------
Balance at April 30, 2000          710,367     $17,759     $7,040,383     $(9,884,241)                     $(2,826,099)
======================================================================================================================


     The accompanying notes should be read in conjunction with the financial statements

                                                                                        TRANSFORMATION PROCESSING INC.
                                                                                                (debtor-in-possession)

                                                                                               STATEMENT OF CASH FLOWS
                                                                                                             unaudited
----------------------------------------------------------------------------------------------------------------------
Nine months ended April 30,                                                             2000                      1999
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                          $(141,252)             $(1,645,542)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                               39,679
    Issuance of options and warrants to purchase common
     stock  for services                                                                                       167,880
    Recognition of beneficial conversion feature                                                               250,000
    Write-off of amounts due to related parties                                                                   (831)
    Amortization of discounts                                                                                   54,015
    Amortization of debt costs                                                                                  93,563
    Interest expense converted to stock                                                                         14,618
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                  33,949                  284,191
      Increase in prepaid expenses and other current assets                                                        491
      Increase in deferred debt costs                                                    (711)                  (3,246)
      Increase in other assets                                                                                  17,748
      Decrease in accounts payable                                                   (127,862)                (142,189)
      Increase (decrease) in accrued expenses and other current liabilities               232                 (150,312)
----------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                      (187,105)              (1,019,935)
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activity - purchase of property and equipment                                        (78,416)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayments of loan payable - bank                                                                            (36,339)
  Proceeds from (repayment of)-net,  note payable - stockholder                       235,644                  (45,877)
  Net proceeds from issuance of common stock                                                                   223,000
  Net proceeds from issuance of convertible debentures                                                         843,128
----------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                   235,644                  983,912
----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                               (48,539)                   2,637
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                         - 0 -                 (111,802)

Cash at beginning of period                                                             - 0 -                  346,782
----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                           $       - 0 -                  234,980
======================================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                      $      - 0 -           $        33,310
======================================================================================================================

Supplemental schedule of noncash financing activity:

  Conversion of long-term debt to common stock                                  $      - 0 -           $       439,618
======================================================================================================================



     The accompanying notes should be read in conjunction with the financial statements

1. BASIS OF PRESENTATION, events, reverse acquisition, and bankruptcy:

The financial statements of Transformation Processing Inc., ("the Company") included herein have been prepared pursuant to generally accepted accounting principles and have not been examined by independent public accountants. In the opinion of management all adjustments which are of a normal recurring nature necessary to present fairly the results of operations have been made. Pursuant to Securities and Exchange Commission ("SEC") rules and regulations, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The disclosure contained herein should be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended July 31, 1999. The results of operations for the three-month periods ended April 30, 2000, April 30, 1999, and the nine-month periods ended April 30, 2000 and April 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2. STOCKHOLDERS' DEFICIENCY:

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

3. EQUITY TRANSACTIONS AND SUBSEQUENT EVENTS:

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

Each debenture provides the holder with certain registration rights that require the Company to register the common shares underlying each convertible debenture within 90 days following the closing date of the issuance. As of April 30, 1999, the Company was not in compliance with this requirement. If the common shares are not registered, the Company shall pay the debenture holders damages in the amount of 2% of the amount of outstanding debentures every 30 days. The amount of damages accrued and charged to operations at July 31, 1999 was estimated to be $350,000 and is included in accounts payable and accrued expenses in the accompanying balance sheet.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's third quarter ended unaudited financial statements and notes thereto dated April 30, 2000 and 1999.

RESULTS OF OPERATIONS

The following is a discussion of the material change in results of operations for the three-month and nine-month periods ending April 30, 2000 and 1999.

Net Losses

For the quarters ended April 30, 2000 and 1999, the Company incurred net losses of $0 and $684,962, respectively. For the nine-month periods ended April 30, 2000 and 1999, the Company incurred net losses of $141,252 and $1,645,542, respectively. Explanations of these results are set forth below. The Company expects to continue to incur operating losses until such time that the Company is acquired.

Revenue

For the quarter ended April 30, 2000 the Company recorded revenue of $0 as compared to $260,324 for the quarter ended April 30, 1999. During the period ended April 30, 2000, the Company had no revenue as it had ceased operations in August 1999. For the nine-month period ended April 30, 2000, the Company recorded revenue of $0 as compared to $718,812 for the same period ended April 30, 1999. Conversion Services, the Company's core business accounted for $0 of gross revenue for the three-month period ended April 30, 2000, as compared to $28,942 for the same period in 1999. GroupWare accounted for $0 of gross revenue for the three-month period ended April 30, 2000, as compared to $131,779 for the same period in 1999. Year 2000 accounted for $0 of gross revenue for the three-month period ended April 30, 2000 as compared to $34,989 for the same period in 1999. Professional services accounted for $0 of gross revenue for the three-month period ended April 30, 2000, as compared to $5,634 for the same period in 1999.

Expenses

For the period ended April 30, 2000 and all comparative periods reported, costs of software consulting, translation services, and development have been combined and included in cost of sales in the accompanying statement of operations. For the quarters ended April 30, 2000, and April 30, 1999, cost of consulting services accounted for $0 and $79,716, respectively. For the nine-month periods ended April 30, 2000 and 1999, cost of consulting services expenses were $0 and $133,876, respectively. During the period ended April 30, 2000, the Company had no cost of consulting services as it had ceased operations in August 1999.

Cost of software transformation services accounted for $0 of total expenses for the quarter ended April 30, 2000. Comparatively, the Company spent $73,429 for the same quarter ended April 30, 1999. For the nine-month periods ended April 30, 2000 and 1999, software transformation services were $0 and $364,176 respectively.

Software development accounted for $0 of total expenses for the quarter ended April 30, 2000. Comparatively, the Company spent $85,553 for the same quarter in 1999. For the nine-month periods ended April 30, 2000 and 1999, software development costs were $0 and $ 240,979, respectively.

General and administrative costs consist of management and administrative staff, professional services, office and occupancy costs. Significant costs are attributed to the Company being a public company, due to the cost of corporate relations, quarterly reporting, and other investor information is required. General and administrative expense accounted for $0 of expenses for the quarter ended April 30, 2000. Comparatively, the Company spent $338,395 for the same quarter in 1999. General and administrative expenses accounted for $141,252 of expenses for the nine-month period ended April 30, 2000 compared to $1,224,593 for the nine-month period ended April 30, 1999. The Company's general and administrative expenses consisted primarily of salaries, rent, consulting fees, advertising and legal costs associated with running a publicly traded company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its activities through April 30, 2000 primarily from the net proceeds of private placement of its securities and, to a lesser extent, from cash flow from operations.

At April 30, 2000, the Company had a deficit accumulated through April 30, 2000 of ($9,884,241), current assets of $0 and current liabilities of $905,326. The Company did not incur any additional long-term debt during the three-month period ended April 30, 2000. The company has funded its activities to April 30, 2000 primarily through private placements of securities and the issuance of convertible debentures. A significant portion of the total liabilities consists of convertible debt previously issued by the Company to raise capital. The Company will continue to raise capital through these vehicles to fund operating activities and other capital requirements. Failure to obtain such equity capital could have a material adverse impact on the Company'. There can be no assurance that equity capital will be available to the Company on acceptable terms or at all.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

         On August 23, 1999 the Company filed a Notice of Intent to seek Reorganization under the Bankruptcy and Insolvency Act of Canada with the Superior Court of Justice for the Province of Ontario. On November 25, 1999, Transformation Processing Inc.'s Proposal in bankruptcy was approved by the court. The Proposal was made only to the preferred and unsecured creditors. The Proposal basically stipulates that a pool of funds up to $300,000 will be available for distribution to the unsecured creditors, after deducting payments to preferred creditors, consisting of crown claims, employee claims, and landlord's claim. Out of the remaining funds, the unsecured creditors will be paid in full on the first $2,000 of their claims, CD$ 0.50 per CD$ 1.00 of their claim between CD$ 2,001 and CD$ 5,000, and up to CD$ 0.10 per CD$ 1.00 of their claim thereafter.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Financial Data Schedule

(b)  Reports on Form 8-K.

     Incorporated by reference Report on Form 8-K dated August 25, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Transformation Processing, Inc.


Dated    6/21/00
                                           /s/ Paul Mighton
                                           -----------------------------
                                           Paul Mighton, President