Form 10KSB
period 2000-07-31
EAUTOCLAIMS COM INC
filed 2000-11-13
CIK 1034694

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-KSB


     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23903


                              eAUTOCLAIMS.COM, INC.
                              --------------------
               (Exact name of registrant as specified in charter)



           Nevada                                         95-4583945
           ------                                         ----------
(State or other jurisdiction                            (IRS Employer
 of incorporation or organization)                     Identification No.)


2708 Alt. 19 N., Suite 604, Palm Harbor, Florida                      34683
------------------------------------------------                      -----
   (Address of principal executive offices)                         (Zip Code)



       Registrant's telephone number, including area code: (727) 781-0414

Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     [ X ] Yes  [   ] No

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State  issuer's   revenues  for  its  most  recent  reporting  period  July  31,
2000........$1,746,884.

Aggregate market value of the voting stock held by non-affiliates of the registrant at July 31, 2000 was $29,289,915.

                         TRANSFORMATION PROCESSING, INC.
                         -------------------------------
          (Former name or former address, if changed since last report)

                               FORM 10-KSB - Index


                                     PART I

                                                                          Page
                                                                          ----

Item 1.  Description of Business .........................................  2

Item 2.  Description of Property.......................................... 16

Item 3.  Legal Proceedings................................................ 16

Item 4.  Submission of Matters to a Vote of Security Holders.............. 16


                                     PART II


Item 5.  Market of the Registrant's Securities
         and Related Stockholder Matters.................................. 17

Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................... 20

Item 7.  Financial Statements and Supplementary Data...................... 23

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........................................ 23

                                    PART III


Item  9. Directors and Executive Officers of the Registrant............... 23

Item 10. Executive Compensation........................................... 26

Item 11. Security Ownership of Certain Beneficial Owners and Management... 31

Item 12. Certain Relationships and Related Transactions................... 32

Item 13. Exhibits, Consolidated Financial Statements,
         Schedules and Reports on Form 8-K................................ 34

         Signatures....................................................... 36

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.


                                     PART I

ITEM 1.  BUSINESS

General

eAutoclaims.com, Inc. ("eAutoclaims.com", the "Company" or "we") provides Internet based collision claims administration services for automobile insurance companies and corporate automobile fleet management companies. We provide an infrastructure that links automobile insurance companies and self-insured fleet owners with thousands of collision repair shops and support facilities located throughout the United States. Our services provide our customers with a cost-effective means of monitoring repairs and controlling expenses incurred in the process of evaluating and paying collision claims. We derive our revenues from administrative fees paid by our customers and by sharing in discounts received by our customers from parts and service providers when processing collision work through our system.

Our business model is similar to that of health maintenance organizations ("HMO's") and preferred provider organizations ("PPO's"). HMO's and PPO's seek to control the cost of medical services by bringing the various health care providers, such as doctors and hospitals, together in a single organization, thereby exerting control over the costs of services paid for by the HMO or PPO. EAutoclaims.com controls the vehicle repair process from the reporting of the accident through the satisfactory repair of damage. We bring together and coordinate the activities of the insurance company, its insured, and the various parties involved in evaluating a claim, negotiating the cost of parts and services, and performing necessary repair services. We monitor the performance of parts and service providers to help assure that the expectations of the insurance company for quality, timeliness and cost are being met. As HMO's and PPO's have relationships with many providers, we have established relationships with approximately 2,000 body shops and over 4,000 glass shops throughout the United States. Because of these relationships, we are typically able to obtain lower cost parts and services for insurance companies and increase the volume of work for repair shops that are part of our preferred provider network.

Products and Services

Our customers consist primarily of automobile insurance companies and owners of large automobile fleets who have elected to self-insure collision damage to their fleet vehicles. Most of our insurance industry customers are small to mid-size insurance carriers that specialize in non-standard coverage. Non-standard insurance coverage is insurance for private passenger automobile risks that are typically rejected or canceled by standard market companies because the insured have poor loss experience or a history of late payments of premium.

We outsource and manage the entire collision repair function for automobile insurance companies and self-insuring fleet owners. eAutoclaims.com becomes, in essence, the physical damage claims department for our customers. We control the vehicle repair process from the time of reporting of the accident through the vehicle's satisfactory repair. eAutoclaims.com has established a network of thousands of collision shops. By using collision repair shops that are part of our network, insurance companies and fleet owners can frequently obtain parts and services at lower costs than otherwise available. We monitor and audit all repair work to help assure that high quality work is performed at the negotiated price. Most collision damage is transmitted to our hub and viewed using digital photos over the Internet.

Our proprietary preferred provider network of approximately 2,000 collision shops located throughout the United States has enabled eAutoclaims.com to enter into the corporate automobile fleet collision repair management business. Many fleet owners have found that the premiums charged by insurance companies frequently exceed the cost of self-insurance. To avoid the cost of third-party insurance coverage, many fleet owners self-insure their collision repair claims for their vehicles. eAutoclaims.com earns fees from our fleet owner customers and shares in rebates on repairs done by affiliated collision shops. As of November 1, 2000, we had approximately 5,000 fleet vehicles under contract.

We strive to provide our insurance company customers with new and innovative ways to control costs associated with processing collision claims without raising insurance premiums and help our fleet customers control costs of self-insuring their collision repairs. We help our clients lower their automobile claims losses by providing the following:

- AuditTrail - We audit every claim that comes into the system. This allows us to deliver the lowest available adjusted cost to out clients on every repair.

- Technology - We have built the first customized web-based auto claim assignment and delivery system for insurance companies and corporate fleets. eAutoclaims.com uses state-of-the-art technology and security for the transmission of files and records. In addition, we utilize digital cameras, Internet communication, advanced data storage and scanners for auto repair shops not yet equipped with digital cameras, to create a defined audit trail and high capacity digital storage. We provide these applications to our clients with their own private label that includes their corporate colors and logos, which makes the claims process transparent to both insurance company personnel and the insured.

- Shared Discounts - Unlike many other claims adjudicators, we share our volume discounts with our clients based on submitted volume.


Service Process

The networking of digital repair facilities is critical to the speed in processing auto claims and the ability to provide an Internet-based solution. In comparison to other companies, eAutoclaims.com services are implemented quickly and economically by converting thousands of network shops to digital technology. Use of eAutoclaims.com's proprietary Bricks-to-Click(TM) software ensures quicker turnaround time on claims processing, which results in lower fixed costs. We provide complementary "private label claim Web sites" for our insurance customers and private label collision shops.

Collision Claims Management

Our principal service consists of the administration of auto collision claims for insurance companies, managing general agents and corporate fleets. eAutoclaims.com believes that it provides a complete outsourcing service for insurance companies in relation to automobile repairs. These services are as follows:

1.   Centralized accident reporting.
2.   Copy of accident report (Accord format).
3.   Policyholder directed to eAutoclaims.com network repair center.
4. Estimate and photographs/digital image to any location overnight or same day upload.
5.   Every claim audited by in-house physical damage experts.
6.   Assignment of independent field appraiser when necessary.
7.   Part expediting as needed.
8.   Computerized tracking and follow-up system to minimize repair time.
9.   Replacement rental vehicles.
10.  A lifetime  guarantee  (for as long as the insured owns the vehicle) on all
     physical  damage  body  repairs  and   administration  of  manufacturer  or
     installer's warranty on replacement parts.

eAutoclaims.com has over 2,000 affiliated repair and 4,100 auto glass vendors facilities in its network. We manually audit all collision damage claims at our data hub using remote digital photographs transmitted over the Internet.

Fleet Management Services

Similar to the services offered to its insurance company customers, eAutoclaims.com offers its collision claims management services to fleet management organizations. Our fleet management business help large fleet organizations to control the costs of self-insuring collision repair claims on their corporate fleets. Many large fleet owners have found that "middleman" insurance companies charge premiums beyond the cost of self-insurance.

By keeping repair costs under control, fleet owners are able to self-insure their corporate fleets. eAutoclaims.com receives discounts up to 15% from the collision shop invoice as compensation for establishing collision repair volumes.

Useful Features and Benefits of our System

- eAutoclaims.com (TM) Internet-based process allows our clients to assign their customers directly to the nearest network collision shop.

-    Provides  a  way  for  our  insurance   company  clients  to  control  loss
     development curves without raising premiums.

- Insurance companies are able to establish lower loss claims reserves. This, in turn, is used to free up capital and surplus allowing for additional premiums at lower premium rates.

- Our comprehensive claim administration and settlement process provides for lower paid claim costs with reduced down times.

- eAutoclaims.com helps reduces fraudulent claims through our process of claims investigation.

- Because of the faster settlement time our services provide, our insurance company clients are able to save costs because the amount of time that they are required to provide rental vehicles to their customers is reduced.

The automotive insurance marketplace has been rapidly expanding and increasingly fragmented in recent years. While the preferred automobile insurance markets have been receding, the non-standard markets have been growing. We believe that the current market environment provides an opportunity for an Application Service Provider, such as eAutoclaims.com, to establish itself as a cost effective provider of claims management.

eAutoclaims.com was founded to service the needs of automobile insurance companies in the function of controlling collision claims costs for auto accident repairs. The insurance industry simply has too much overhead and excessive infrastructure to cost effectively manage internal collision repairs. eAutoclaims.com increases the insurer's information about the nature of the claim and accelerates the process toward completion, which in turn, provides the insurance company efficiencies that they might not achieve through internal claims processing. The automobile insurance industry has traditionally responded to increasing collision repair costs by increasing the premium costs to the consumer. EAutoclaims.com's method of controlling repair costs and reducing the times for these repairs allows the insurance industry to have an alternative other than raising insurance premium rates.

Direct Repair Policies

We are currently implementing a strategy to become the preferred provider of Direct Repair Policies (DPR) for the auto industry. A DRP will enable our insurance company customers the ability to offers their insurance customer a reduced premium policy in exchange for agreeing to use eAutoclaims.com affiliated collision shops. Additionally, repair work performed under the DPR is guaranteed for so long as the customer owns the automobile.

The foundation of the DRP is our proprietary network of up to 4,000 affiliated preferred provider facilities and vendors across North America. Historically, insurance companies have passed the escalating costs of collision repair to the consumer through rate increases. The DRP program allows insurance companies to introduce lower premium prices to the consumer in exchange for a requirement to use only the preferred provider network. DRP can be tailored to help insurance companies develop specialized insurance coverage for specific industries, such as taxicabs, limousine services, corporate fleets and affinity groups such as AARP or professional associations.

Auto Collision Repair

The total current annual market for all non-standard automobile repair work completed in the United States on insured vehicle's is approximately $60 billion (Source: ISO 1995 year end results). The collision repair industry is currently comprised of more than 55,000 highly fragmented facilities. Consolidation pressures in the collision repair industry have caused many independent insurance companies to merge or become acquired by larger insurance companies. A consistent volume of automobile claims helps these providers maintain lower premium rates and remain profitable.

Insurance Company Outsourcing

Users of risk/loss management products are looking for quality and productivity improvements. Developments in these products have resulted in the need to apply a one-stop service that uses new computer technology in the adjudication of collision claims. Our service offers the insurer a single point of focus and assists them in closing claims files as quickly and cost effectively as possible.

Current claims adjusting networks are highly fragmented, comprised of thousands of independent networks, single independents, and in-house insurance company claims departments. No one has taken the time or effort to streamline this process for the middle and small direct writer auto insurance companies. Key points in defining the outsourcing market segment are states that have no fault or mandatory insurance regulations. Insurance coverage in these states is typically provided by small and regional auto insurers who will naturally be interested in anything that will allow them to lower paid loss ratio. The company offers an additional cost benefit to the insurer, because of the savings realized, which will provide the carrier with the option of maintaining premiums at competitive levels.

Design Overview

Bricks to Clicks (TM) and eAutoFleet (TM): The Core Service

Clicks

We operate our Bricks-to-Clicks(TM) and eAutoFleet(TM) web site supported by an electronic and manual processing center where claims are processed according to the desires of our customer. By providing insurance/fleet companies with access to eAutoclaims.com web site, the carrier is able to tap into eAutoclaims.com database of network repair facilities. This direct web access allows the carrier to assign the insured to a network repair facility from the very first contact of the claim. Upon assigning the policyholder to a network shop, the insurance company uses our program to notify the network repair facility and eAutoclaims.com of the new claim. All repair work is monitored and audited by our data center to help assure that high quality work is performed at a price negotiated with the repair facility. This negotiation involves obtaining parts and labor at the best available price and completing the repair work in the shortest time necessary to bring the vehicle to its original condition. We provide a private label application to each of our insurance company clients in which the insurance company's logos and colors are prominently displayed. Because of this, both the insurance company's customer and its claims handler, although operating through our Internet site, appear to be working from the company's proprietary Internet site .

The eAutoclaims.com insurance/fleet company client also offers the policyholder/driver the opportunity to file their claim online. The online policyholder/driver will is able to select a network shop after completing all the necessary claims information. Upon selecting the submit button, our web site notifies the insurance company staff adjuster, the network body shop and eAutoclaims.com of the claim and provides information regarding the claim. The policyholder/driver is left with the impression of having dealt directly with the insurance/fleet company's proprietary web site.

Bricks

In both of the above applications, the user is working on the eAutoclaims.com web site. Once the "Clicks" application is complete, the "Bricks" or "manual" application begins. eAutoclaims.com manually contacts the network shop to ensure top quality service when the policyholder/driver arrives for their estimate. The eAutoclaims.com professional customer service representative contacts the driver if they do not show-up for their shop appointment or if the shop does not transmit the estimate in a timely manner.

The network shop uploads the estimate to eAutoclaims.com sending an auto-notice to both the assigned eAutoclaims.com claims coordinator and the eAutoclaims.com auditor. The claim is then audited and an agreed upon price is obtained from the network repair facility. Once this process has been completed, the claim is posted to the insurance/fleet company's web site, or "Data Repair Center", providing notice to the insurance/fleet company's assigned claims handler and providing them with digital photographs of the damage, repair estimate and, when completed, an invoice for parts and service.

Throughout the Bricks to Clicks(TM) & eAutoFleet(TM) process, the consumer/driver can be given access to log on to the insurance/fleet company's eAutoclaims.com web site to view the status of their claim on a site that appears to be the proprietary site of the insurance/fleet company.

eAutoclaims.com is compensated based on a per-claims-fee from the insurance or fleet company upon execution of a Services Agreement. In addition, we retain a portion of any discounts we negotiate with affiliated collision repair shops. Discounts are correlated to volumes experienced by collision repair shops.

Insurance/fleet companies are solicited through proposals that reasonably assure them a reduced paid claims cost, lower administration costs, lower lost adjustment expense, and the potential to develop Direct Repair Networks--the ability to issue "Direct Repair Auto Insurance Policies."

Sales and Marketing

We believe that a strong sales and marketing organization is essential to effectively selling and marketing our services. We are working to establish recognition of our corporate identity and service offerings through advertisements in trade publications, direct mail, promotion activities, web site presence, trade show participation and other media events.

eAutoclaims.com sells directly to its customers through a direct sales force. We
anticipate  hiring  additional  sales   representatives  to  provide  additional
coverage in the Southeast, Northeast and the West Coast of the United States.

eAutoclaims.com has chosen to use a direct sales force because its products require considerable customer education and post-sales support directly from the company. eAutoclaims.com's price point, pricing structure and profits are such that its costs of sales warrant a "person-to-person" selling strategy.

Customer Service

eAutoclaims.com recognizes that its continued growth will be dependent upon its ability to consistently deliver customer centered service at competitive prices. Our Bricks-to-Clicks(TM) system is designed to ensure that the claims process flows smoothly and seamlessly. The Company's "bricks" follow-up on claims assignments helps to ensure that all details of the claim will be verified to our quality standards.

To ensure that our employees are fully trained in the latest in customer service techniques and to help attain our goal of becoming known as one of the best customer service organizations in the industry, we have implemented a "Customer Service Professional" certification as part of our Associate Development Program.

To monitor our performance, we have implemented customer service survey follow-up telephone calls to maintain our own Customer Service Index (CSI). This program involves sending surveys to the drivers who have used eAutoclaims.com's repair facilities with questions related to their satisfaction with eAutoclaims.com and the service of its collision shops. We also survey customers that have selected other repair shops over those who are part of our network. This information is utilized in evaluating and training our staff. We also use these surveys as a tool in evaluating the quality of our network collision shops.

Employees

As of November 1, 2000, eAutoclaims.com, Inc. had 65 full-time employees. There is no union contract relating to any of our employees nor does the company anticipate there to be unionization of its employees. We believe that our relationship with our employees is generally good.

Intellectual Property

We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products and services. These include confidentiality, invention assignment and nondisclosure agreements with our employees, contractors, suppliers and strategic partners. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we intend to pursue the registration of our trademarks and service marks in the U.S. However, effective intellectual property protection may not be available for our online services.

We have licensed various proprietary rights to third parties. We attempt to ensure that these licensees maintain the quality of our services. However, these licensees may nevertheless take actions that materially adversely affect the value of or proprietary rights or reputation. We also rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. As a result, we may be required to obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, results of operations and financial condition.

We use various service marks, including eAutoclaims.com, Bricks and Clicks and eAutoFleet.com. In May 2000, we filed federal service mark applications for "eAutoclaims.com" and "Bricks to Clicks". We intend to file a federal service mark application for eAutoFleet.com in the near future. We maintain a website located at www.eAutoclaims.com. We also own approximately 30 URL internet domain names, including Premier Express Claims.com, eAutoFleet.com, HMO for your Car.com and eProcessclaims.com.

In July 2000, EAUTO, LLC, a Texas entity, asserted that the Company's use of its EAUTOCLAIMS.COM mark and website violated its federally registered EAUTO service mark. The Company denied this assertion since the marks are different, the services offered by the Company are different than those offered by EAUTO, Inc. and there is no likelihood of confusion among relevant consumers. When EAUTO, Inc. refused to withdraw its assertions of trademark infringement, the Company filed a lawsuit styled EAUTOCLAIMS.COM, Inc. v. EAUTO, L.L.C., Case No. 8:00CV-1855-T-26*, in the United States District Court of the Middle District of Florida, Tampa Division seeking a judicial declaration that the Company's use of its EAUTOCLAIMS.COM mark and website are lawful. On October 25, 2000, our attorneys received EAuto LLC's motion to dismiss for lack of personal jurisdiction and improper venue or alternatively a motion to transfer venue and memorandum or law in support of such motions. We intend to object to such motions.

There can be no assurance that other third parties will not claim infringement by us with respect to our current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, with or without merit, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim of infringement against us could have a material adverse effect upon our business, results of operations and financial condition.

We also developed a proprietary insurance claims processing software system, which we license and market to our customers under the brand name "Bricks to Clicks(TM)". This system allows insurance agents access to competitive pricing structures and to determine competitive repair costs. Upon determining the most competitive repair cost for their geographic region, the insurance agent can process the claim to completion and provide proceeds to the insured to have the damaged vehicle repaired. Processing the claim in this manner and providing the insured with proceeds, facilitates a cash base repair transaction, which typically costs less than bill-and-pay systems. We intend to apply for a process patent for this software. There is no assurance that our participated patent application will be accepted or that other parties may claim infringement or otherwise object to this patent application.

Operations and Technology

We have internally designed and developed our own web based technology platform using proprietary software and systems in combination with commercially available licensed technologies and software. Our network topology is designed to facilitate expansion by the addition of servers for dedicated processes without interrupting our current operating systems.

eAutoclaims.com has spent considerable time and effort evaluating possible hardware providers. After reviewing the industry leaders, service capabilities, available technology and web experience, eAutoclaims.com has chosen Dell Computer Corporation as our hardware provider. Dell Computer Corporation has assigned a three member "Business Alliance Solution" team to eAutoclaims.com(TM). After making the decision to work together, we have executed a joint Non-Disclosure Agreement. Dell Computer Corporation is sharing with eAutoclaims.com new hardware technology for our proprietary "Bricks to Clicks (TM)" web service.

Our core hardware and server architecture are based on Dell Poweredge servers. We maintain individual servers for Web content delivery, data base storage and retrieval, mail storage and management, fax generation and delivery and back room operations. Our client and customer workstations require Windows 98 or higher operating systems with a tendency towards 500 mhz systems using 128 megabytes of memory and a 17 inch monitor. Our dedicated development servers can operate demonstration CD ROMs to disseminate new applications and custom formatted presentations for our sales and marketing personnel.

Our primary software is proprietary and licensed as the "Bricks to Clicks(TM)" Internet Claims System. We also have developed a proprietary eAutoFleet "Bricks to Clicks(TM)" Internet Claims System which is patterned after the insurance company model but has distinct differences for capturing loss information and related reports. So "Business-Intellectual Property."

As demand for our services increase we will need to add additional servers to our network to deliver content and information. Our internet network is based on 100 mbs Ethernet connectivity. Although recent trends in network switch technology and hubs have substantially reduced expansion costs we will require substantial capital to scale up our network to meet anticipated demand for our services. Our current internet network was constructed to support up to 300 local users without reclosing.

Our technology systems are designed to address important security concerns:

-    Prevention of Access to Data by Unauthorized Personnel

Only personnel in our Information and Technology department are allowed access to stored data. Our Information and Technology department provides indirect access to our clients via controlled program codes. We protect our servers against viruses and malicious programs with anti-virus software that is updated monthly at our clients' workstations. Our email server is also protected by anti-virus software, with virus definition updates conducted weekly. Notwithstanding such safeguards and procedures, a successful unauthorized access to sensitive data or a virus attack on systems such as ours is possible. A malicious unauthorized access or effective virus could adversely affect our business.

-    Protection from Catastrophic Events

eAutoClaims.com takes the following precautions to help assure continuous service in the event of catastrophic events such as fire, water intrusion or loss of power:

     - All data and program code is backed up nightly to a magnetic tap array. One month of historical data is maintained onsite in a fireproof safe. If a fire were to destroy our facility, we would be able to deploy a fresh data set to our remotely hosted server within a matter of hours.
     - An additional copy of historical data is stored on a development server outside of the production server area nightly to provide double redundancy protection.

     - The NOC (Network Operation Center) is separately housed within the facility and has a dedicated power supply and air-handling unit.
     -    The fire suppression system is computer
          friendly.
     - A clone of our application and database content is maintained on a server located in Win Gap, Pennsylvania and can be activated within one hour if necessary. In the event a hurricane threatens our location, we can deploy our content, notify our clients, and migrate our operation to our remote site well ahead of any impact to our area.

Notwithstanding these efforts, a significant catastrophic event could interrupt our service for a substantial period of time, which would adversely affect our business prospects.

We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our Web site and services. The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to:

     -    adapt to rapidly changing technologies;

     -    adapt our services to evolving industry standards;

     - continually improve the performance, features and reliability of our service in response to competitive service and product offerings and evolving demands of the marketplace.

Our failure to adapt to such changes would have a material adverse effect on our business, results of operations and financial condition. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by us to modify or adapt our services or intrastructure. This could have a material adverse effect on our business, results of operations and financial condition.

Governmental Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. Certain jurisdictions could adopt laws directed at the auto insurance industry, which could effect our business in an unforeseen and adverse manner. It is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal use information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated actions against online service providers regarding the manner in which personal information is collected from users and provided to third parties. We do not currently provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services.

We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada and California. Our failure to qualify in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

Corporate History

Prior to eAutoclaims.com Merger

We were originally incorporated in Nevada on August 7, 1996, under the name Samuel Hamann Graphix, Inc. for the purpose of merging with a California corporation, which had the same name, with us being the surviving entity under a change of domicile merger. Through a series of transactions more fully described in our Form 10-KSB for fiscal year end July 31, 1999, to which reference is hereby made, we changed our name to Transformation Processing, Inc. and became the surviving entity of a merger with our wholly owned subsidiary organized under the laws of the Province of Ontario, Canada. At that time we provided computer related services using software developed by one of our founders.

On August 23, 1999, our prior management filed a Notice of Intent for Division/Proposal Proceedings under the Bankruptcy and Insolvency Act of Canada, which is a method of reorganizing the financial affairs of a business to reduce or eliminate debt (the "Proposal"). On November 25,1999, the Superior Court of Justice for the Province of Ontario issued an Order approving our Proposal. The Proposal required Thomson Kernaghan & Co., Ltd. to deposit $375,000 with the trustee to satisfy obligations to our creditors under the Proposal. On May 8, 2000, BDO Dunwoody Limited, our Proposal trustee, executed a Certificate of Full Performance indicating we had fully performed under the Proposal, which essentially discharges and compromises our debt that existed prior to August 23, 1999. On May 31, 2000, the trustee received its discharge by an Order of the Canadian court.

eAutoclaims.com Merger

On May 25, 2000, the stockholders of Transformation Processing, Inc., a Nevada corporation ("TPI"), approved the Merger Agreement and Plan of Reorganization dated April 26, 2000 (the "Merger Agreement"), between TPI and eAutoclaims.com, Inc., a privately owned Delaware corporation ("eAutoclaims").

In accordance with the terms of the Merger Agreement, 100% of eAutoclaims Common Stock, or 5,980,000 shares, were exchanged for 5,980,000 TPI common shares. Each issued and outstanding share of eAutoclaims Common Stock converted into one share of TPI Common Stock. In addition, options to acquire 425,000 common shares of eAutoclaims were exchanged or reserved for options to acquire 425,000 common shares of TPI.

Articles of Merger were filed in the State of Nevada on May 31, 2000, and a Certificate of Merger was filed in the State of Delaware on June 8, 2000. Pursuant to the terms of the Merger Agreement, the Board of Directors and management of eAutoclaims became the directors and management of TPI. The Articles of Merger contains a provision changing our name to eAutoclaims.com, Inc. In July 2000 our stock symbol changed to "EACC".

In connection with the eAutoclaims.com merger, Thomson Kernaghan & Co., Ltd. ("Thomson Kernaghan"), agreed to accept 4,100,000 shares of TPI Common Stock in exchange for all outstanding debentures, cash advances, interest, warrants and penalties that TPI owed to Thomson Kernaghan and for any equity of eAutoclaims.com, Inc., the Delaware corporation. Since our merger with eAutoclaims.com, Thomson Kernaghan, as agent, has continued to fund our working capital needs through the issuance of our Series A Preferred Stock. As of November 1, 2000, we have sold $1,300,000 of our Series A Preferred Stock. See "Market of the Registrants Securities and Related Stockholder Matters - Preferred Stock" and "Certain Relationships and Related Transactions".

If you would like to review additional information regarding the eAutoclaims.com merger, please refer to the following documents and filings:

- Agreement and Plan of Merger, dated May 25, 2000, filed as Exhibit 3.5 to this Form 10-KSB for fiscal year ended July 31, 2000.

-    Form 8-K, Items 1 and 5, filed on or about July 5, 2000.

- Form 8-K, filed on or about August 15, 2000, containing combined financial statements.

Special Considerations

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition, or operating results could be negatively affected.

Our limited operating history makes evaluating our business and prospects difficult. We have a limited operating history on which you can base an evaluation of our business and future prospects. We have not achieved profitability and we may never be profitable. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. You should carefully consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. There is a risk that we will not be able to accomplish our objectives. Failure to achieve any of our objectives could negatively affect our business, financial condition and results of operations.

The market for insurance auto collision claims service and corporate automobile fleet management is extremely competitive. Because insurance auto collision claims service and corporate automobile fleet management is highly competitive and has low barriers to entry, we cannot assure you that we will be able to compete effectively. We expect competition to intensify as current non-Internet competitors expand their market into the Internet and new competitors, utilizing the Internet, enter the market. We cannot assure you that we will be able to compete successfully against current or future competitors, or that competitive pressures we face will not harm our business, operating results, or financial condition.

Many of our competitors will have, and potential competitors may have, more experience, larger technical staffs, larger customer bases, and greater financial and other resources than we have. In addition, competitors may be able to develop service that is superior to our service, that achieves greater customer acceptance or that significantly improves functionality as compared to our existing and future products and services.

The Internet could become subject to regulations that affect our business. Our business relies on the Internet and other electronic communications gateways. We intend to expand our use of these gateways. To date, the use of the Internet has been relatively free from regulatory restraints. However, legislation, regulations, or interpretations may be adopted in the future that constrain our own and our customers' abilities to transact business through the Internet or other electronic communications gateways. There is a risk that any additional regulation of the use of such gateways could have a material adverse effect on our business, financial condition, and operating results.

We depend on key personnel and will need to recruit new personnel. As we attempt to expand our customer base, we will need to add additional key personnel as we continue to grow. If we cannot attract and retain enough qualified and skilled staff, the growth of our business may be limited. Our ability to provide services to clients and expand our business depends, in part, on our ability to attract and retain staff with professional experiences that are relevant to technology development and other functions we perform. Competition for personnel with these skills is intense. Some technical job categories are under conditions of severe shortage in the United States. In addition, restrictive immigration quotas could prevent us from recruiting skilled staff from outside the United States. We may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or expand our business.

We believe our future success will depend in part on the following:

-    the continued employment and performance of our senior management,
-    our ability to retain and motivate our officers and key employees, and
- our ability to identify, attract, hire, train, retain, and motivate other highly skilled technical, managerial, marketing, and customer service personnel.

If the Protection of our Trademarks and Proprietary Rights is Inadequate, our Business will be Serious Harmed. The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, servicemarks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have filed service mark applications for eAutoclaims.com and Bricks to Clicks. We are involved in litigation regarding the rights to use the name eAutoclaims.com. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and services online. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary right is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

We may not be able to protect our proprietary technology. Despite any precautions we may take, a third party may be able to copy or otherwise obtain and use our software or other proprietary information without authorization or develop similar software independently. We cannot assure you that the steps we have taken or will take will prevent misappropriation of our technology. Litigation may be necessary in the future to determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. This litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.

We may infringe intellectual property rights of third parties. Litigation regarding intellectual property rights is common in the software and technology industries. We may in the future be the subject of claims for infringement, invalidity, or indemnification claims based on such claims of other parties' proprietary rights. These claims, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, or require us to enter into royalty or licensing agreements. There is a risk that such licenses would not be available on reasonable terms, or at all. Although we believe we have the ability to use our intellectual property to operate and market our existing services without incurring liability to third parties, there is a risk that our products and services infringe the intellectual property rights of third parties.

Our products and technology depend on the continued availability of licensed technology from third parties. We license and will continue to license certain technology and software from third parties. These licenses are integral to our business. If any of these relationships were terminated or if any of these third parties were to cease doing business, we would be forced to spend significant time and money to replace the licensed software. We cannot assure you that we would be able to replace these licenses. This could have a material adverse effect on our business, financial condition, and operating results.

We are dependent on third parties and certain relationships. We are heavily dependent upon the collision repair shops and support facilities in our Preferred Provider Network ("PPN") to adequately and promptly service our customers' needs. The Company will rely on its ability to enter into agreements collision repair shops and support facilities. The Company's business is also generally dependent upon its ability to obtain the services of programmers and website designers and other persons and entities necessary for the development and maintenance of its website. There can be no assurance that the Company will obtain the services of any such person or entities on satisfactory terms, if at all, or that the Company will maintain such services.

Certain risks exist regarding capacity constraints of our website and system development risks. A key element of the Company's strategy is to generate a high volume of traffic on, and use of, its website. Accordingly, the satisfactory performance, reliability and availability of its website's transaction-processing systems and network infrastructure are critical to our reputation and its ability to attract and retain customers, as well as maintain adequate customer service levels. Our revenues will depend on the number of customers who use our website and the volume of claims that it processes. Any system interruptions that result in the unavailability of the website or reduced claim fulfillment performance would reduce the volume of services supplied and the attractiveness of our service offerings and could also adversely affect consumer perception of us. We may experience periodic system interruptions from time to time. Any substantial increase in the volume of traffic on the Website or the number of claims submitted by customers will require us to expand and upgrade further its technology, transaction-processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of the website or expand and upgrade its systems and infrastructure to accommodate such increases on a timely basis.

We need the infrastructure necessary to support the growth of the internet. The Internet and other online services may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and other online services continue to experience significant growth in the number of users, their frequency of use or an increase in their bandwidth requirements, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. Furthermore, the Internet has experienced certain outages and delays as a result of damage to portions of its infrastructure. Such outages and delays, could adversely affect Internet sites and the level of traffic on our networks. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and eAutoclaims.com in particular.

If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, our business, prospects, financial condition and results of operations would be materially adversely affected. Moreover, critical issues concerning the commercial use and government regulation of the Internet
(including security, cost, ease of use and access, intellectual property ownership and other legal liability issues) remain unresolved and could materially and adversely impact both the growth of the Internet and the Company's business, results of operations and financial condition.

We must keep pace with rapid technological change. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of its website. The online commerce industry is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render its business model and proprietary technology and systems obsolete. Our future success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of a website and other proprietary technology entails significant technical and business risks. There can be no assurance that we will successfully use new technologies effectively or adapt its proprietary technology transaction-processing systems to customer requirements or emerging industry standards. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, our business, prospects, financial condition and results of operations would be materially adversely affected.

We are dependent on the continued growth of online commerce. Our future revenues and any future profits will be dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by consumers. No standards have yet been widely accepted for the measurement of the effectiveness of Internet sales, and there can be no assurance that such standards will develop sufficiently to support Internet sales as a purchasing medium. Rapid growth in the use of and interest in the Internet, and other online services is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products. We rely, and will continue to rely, on consumers who have historically used traditional means of commerce to purchase merchandise. For us to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information. There can be no assurance that our customers will accept the Internet as a means to purchase the Company's services or that our customers will adopt its systems as a means to purchase services.

Protection of our domain name is uncertain. eAutoclaims.com currently holds various Web domain names relating to its business, including the domain name:
"eAutoclaims.com." Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the current exclusive registrar for the ".com", ".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Such changes in the United States are expected to include a transition from the current system to a system that is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our proprietary rights. We are currently involved in litigation involving our rights to the domain name and servicemark of eAutoclaims.com.

Officers and directors may be able to influence stockholder actions. Executive officers and directors, in the aggregate, beneficially own approximately 12.0% of our outstanding voting stock. These stockholders acting together may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, and the approval of mergers or other business combination transactions in a manner that could conflict with our other stockholders.

Our Certificate of Incorporation limits director liability. As permitted by Nevada law, the Company's Certificate of Incorporation limits the liability of directors to the Company or its stockholders for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of the Company's charter provision and Nevada law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

There is no assurance that there will be an active trading market for our stock. There has been a limited public market for our Common Stock and there can be no assurance that an active trading market in our securities will develop or be maintained. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of the Common Stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, and announcements of technological innovations by us or our competitors, general conditions in our industry and other factors. These fluctuation, as well as general economic and market conditions, may have a material or adverse effect on the market price of our Common Stock.

Penny stock regulations may impose certain restrictions on marketability of our stock. The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities.

We have never paid dividends on our Common Stock and do not expect to pay any in the foreseeable future. We have not paid any dividends on our Common Stock since inception and do not intend to pay dividends on our Common Stock in the foreseeable future. Any earnings that the Company may realize in the foreseeable future will be retained to finance our growth.

Sales of outstanding shares, exercise of options and registration of additional securities may adversely affect the market price of our stock. A significant number of our common shares will be available for resale under Rule 144. Our employees and directors own a significant number of options, and we plan to file a Form S-8 registration statement, which will allow our employees and directors to resell the shares underlying options. Our financing agreements with Thomson Kernaghan require us to register under the Securities Act the common shares underlying our Preferred Stock and the warrants issued to those purchasers and the placement agent. Accordingly, the sale of any of these securities may, in all likelihood, adversely affect the prevailing market price of our securities. There is no set floor price on the conversion feature of our Series A Preferred Stock, which may cause the price of our Common Stock to decrease and result in substantial dilution to our stockholders. Moreover, our ability to obtain additional equity capital may be adversely affected by the restrictions imposed upon us under the agreements relating to the issuance of our Series A Preferred Stock.

The forward-looking information in this Form 10-KSB may prove inaccurate. This Form 10-KSB contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in this Form 10-KSB (including Exhibits), words such as "anticipate," "believe," "estimate," "expect," and, depending on the context, "will" and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements and information.

ITEM 2.  DESCRIPTION OF PROPERTY

Our main offices are located at 2708 Alternate 19 North, Suite 604, Palm Harbor, Florida 34683. On October 17, 2000, we entered into a 36-month lease for approximately 11,780 square feet. Monthly rent of approximately $13,300, commences on December 1, 2000 and terminates on November 30, 2003. We may cancel this lease after the 15th month with 90 days prior written notice and a buyout payment of approximately $13,500. The monthly rent may be increased annually by the greater of 5% or increases in the Consumer Price Index. PEC also leases and occupies an office for its call center, which is located at 720 Gracern Road, Suite 420, Columbia, South Carolina 29210. The monthly base rent is $4,250. This lease expires on November 30, 2003. If we continue to experience growth, new offices will be required. Office space occupancy in the Tampa Bay area is at an extremely high level. There is no assurance we will be able to locate suitable office space on reasonable or comparable terms. Furthermore, if we are required to move, our services may be interrupted, which could adversely affect our business.

ITEM 3.  LEGAL PROCEEDINGS

See "Description of Business" - "Corporate History Prior to eAutoclams.com Merger" and "Patents, Trademarks & Copyrights" for a description of prior reorganization proceeding and current trademark infringement litigation. From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. On or about October 23, 2000, we received a demand letter from a website developer for $135,000 alleging breach of contract. Our management believes that we are entitled to a refund of $15,000. It is too early to predict the ultimate outcome of this dispute. We believe that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders owning a majority of our outstanding common shares approved the merger with eAutoclaims.com, Inc.-Delaware through an action by written consent on or about May 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Value

Our Common Stock is traded on the OTCBB under the symbol "EACC". The following table sets forth, the high and low bid prices of the Common Stock for the periods shown as reported by the National Quotation Bureau. The bid prices quoted on the OTCBB reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. All share amounts are stated without taking into account the 25 for 1 reverse stock split that occurred in October 1999.

                                                         High Bid    Low Bid
                                                         --------    -------
 Fiscal Year Ended July 31, 1998
 First Quarter (August 1, 1997 to October 31, 1997)        0.75        0.30
 Second Quarter (November 1, 1997 to January 31, 1998)     0.75        0.38
 Third Quarter (February 1, 1998 to April 30, 1998)        2.19        0.28
 Fourth Quarter (May 1, 1998 to July 31, 1998)             1.75        0.75

 Fiscal Year Ended July 31, 1999
 First Quarter (August 1, 1998 to October 31, 1998)        0.78        0.63
 Second Quarter (November 1, 1998 to January 31, 1999)    11.25        5.50
 Third Quarter (February 1, 1999 to April 30, 1999)        7.75        2.25
 Fourth Quarter (May 1, 1999 to July 31, 1999)             4.25        1.50

 Fiscal Year Ended July 31, 2000
 First Quarter (August 1, 1999 to October 31, 1999)        4.12        0.22
 Second Quarter (November 1, 1999 to January 31, 2000)     3.06        1.50
 Third Quarter (February 1, 2000 to April 30, 2000)        9.31        1.50
 Fourth Quarter (May 1, 2000 to July 31, 2000)             6.63        2.75

DESCRIPTION OF SECURITIES

Our authorized capital stock consists of 50,000,000 shares of Common Stock, $.001 par value ("Common Stock"), and 5,000,000 of preferred stock, $.001 par value ("Preferred Stock"), issuable in series. The following description of our capital stock does not purport to be complete and is subject to and qualified in its entirety by our Certificate of Incorporation and Bylaws, and by the provisions of applicable Nevada law. Our transfer agent is Equity Transfer Services, Inc., 120 Adelaide West, Suite 420, Toronto, Ontario, M5H 4C3.

Common Stock

As of October 31, 2000, there were approximately 11,310,378 shares of our Common Stock outstanding, held of record by approximately 150 stockholders. In addition, as of October 31, 2000, there were 463,922 shares of Common Stock subject to outstanding warrants issued to the agent and purchasers of our Series A Preferred Stock at exercise prices of between $3.00 and $4.50. As of October 31, 2000, we have reserved 905,500 shares of our Common Stock underlying options issued to our employees and consultants with exercise prices of between $2.00 and $12.50. We have also deposited 292,500 shares of our Common Stock in escrow in connection with the conversion rights of our outstanding Series A Convertible Preferred Stock, which shares are included in the number of currently outstanding shares.

The holders of Common Stock are entitled to one vote per share for the selection of directors and all other purposes and do not have cumulative voting rights. The holders of our Common Stock are entitled to receive dividends when, as, and if declared by our Board of Directors, and in the event of our liquidation to receive pro-rata, all assets remaining after payment of debts and expenses and liquidation of the preferred stock. Holders of our Common Stock do not have any pre-emptive or other rights to subscribe for or purchase additional shares of capital stock, no conversion rights, redemption, or sinking-fund provisions.

Preferred Stock and Related Warrants

Our Board of Directors (without further action by the shareholders) has the option to issue from time to time authorized un-issued shares of Preferred Stock and determine the terms, limitations, residual rights, and preferences of such shares. The Company has the authority to issue up to 5,000,000 shares of Preferred Stock pursuant to action by its Board of Directors. As of October 31, we had 260 shares of Series A Preferred Stock outstanding.

We entered into a Securities Purchase Agreement and related agreements effective June 27, 2000, with Thomson Kernaghan, as agent (the "Agent"), relating to the issuance of our Series A Preferred Stock. The following discussion is only a summary of certain of the terms and provisions of the Securities Purchase Agreement, Registration Rights Agreement, Security Agreement, Certificate of Designation for our Series A Preferred Stock, Purchaser's Warrants and Agent's Warrants, each of which is filed as an exhibit to this Form 10-KSB, to which reference is hereby made.

Each time we issue our Series A Preferred Stock we are required to also issue to the purchaser warrants (the "Purchaser's Warrants") to purchase the number of shares of our Common Stock determined by dividing 30% of the dollar amount of our Preferred Stock issued to that purchaser by 130% of the closing bid price of our Common Stock on the day immediately preceding the issuance of our Preferred Stock. We are also required to issue warrants to the Agent (the "Agent's Warrants") equal to 10% of the number of our Common Stock that our Preferred Stock would be convertible into if the Series A Preferred Stock were convertible into our Common Stock, assuming the conversion date was the date the Preferred Stock was issued at an exercise price of $4.50. We are required to register the shares underlying the Purchaser's Warrants and Agent's Warrants simultaneously with the registration of the shares of our Common Stock underlying the Series A Preferred Stock. All Purchaser's Warrants and Agent's Warrants are immediately exercisable, and have five (5) year exercise period.

On August 28, 2000, we netted approximately $890,000 (net of the Agent's selling commission and legal fees) in a transaction in which we privately placed to a group of accredited investors 200 shares of our Preferred Stock at $5,000 per share. In connection with their purchase of the Preferred Stock, these investors were issued Purchaser's Warrants to purchase 300,000 shares of our Common Stock at $3.00 per share. On October 3, 2000, we netted an additional $270,000 from the issuance of 60 shares of our Preferred Stock. In connection with this placement, we issued Purchaser's Warrants to acquire 90,000 shares of our Common Stock at $3.33 per share.

We paid the Agent in these transactions a selling commission of 10% of the purchase price of the Preferred Stock issued, $130,000, and issued the Agent warrants to purchase 73,922 shares of our Common Stock at a price of $4.50 per share.

The Series A Preferred Stock carries a cumulative preferred dividend of 8% per annum and a liquidation preference of $5,000 per share. Each share of Series A Preferred Stock is convertible into shares of our Common Stock at a per share price equal to the lesser of (i) 120% of the closing bid price of a share of our Common Stock on the trading day immediately preceding the date we issued our Series A Preferred Stock, or (ii) 75% of the average of the three lowest closing bid prices of the Common Stock during the twenty trading days preceding the date of conversion. If they have not previously been converted, each share of Series A Preferred Stock will automatically convert into shares of our Common Stock two
(2) years from issuance of the Series A Preferred Stock. We have the right to redeem the Series A Preferred Stock at a price of $5,500 per share upon giving not less than thirty days prior written notice to holders. Upon receipt of our notice of conversion, a holder of the Series A Preferred Stock may elect to convert the shares into Common Stock at any time prior to the date of redemption as specified in our notice. As part of this transaction, we agreed to file a registration statement covering all of the shares of our Common Stock purchasable upon conversion of the Series A Preferred Stock. We are subject to certain penalty provisions if the registration statement covering these shares is not declared effective within 180 days of the day we issued our Series A Preferred Stock. This penalty equals 2% per month of the amount of Series A Preferred Stock issued, not to exceed 10%.

To secure our obligations with respect to the Series A Preferred Stock and the Purchase Warrants, we have deposited 292,500 shares of our Common Stock with the Agent. If we fail to timely deliver certificates for our Common Stock upon conversion of the Series A Preferred Stock or exercise of the Purchase Warrants, the Agent is authorized to transfer such shares to the purchaser.

The agreements we entered into in connection with the issuance of the Series A Preferred Stock contain numerous affirmative and negative covenants, which may adversely affect our ability to attract other sources of capital or grow our business. We cannot incur debt outside the normal course, acquire other businesses, pay dividends, sell assets or issue our securities so long as our Series A Preferred Stock remains unpaid. The Agent has no obligation to acquire any additional shares of our Series A Preferred Stock.

In the future, our Board of Directors has the authority to issue additional shares of our Preferred Stock in series with rights, designations and preferences as determined by the Board of Directors. When any shares of our Preferred Stock are issued, certain rights of the holders of our Preferred Stock may affect the rights of the holders of Common Stock. The authority of the Board of Directors to issue shares of our Preferred Stock with characteristics which it determines (such as preferential voting, conversion, redemption and liquidation rights) may have a deterrent effect on persons who might wish to make a takeover bid to purchase our shares at a price, which might be attractive to our shareholders. However, the Board of Directors must fulfill its fiduciary obligation to our shareholders in evaluating an takeover bid.

Certain Provisions of the Certificate of Incorporation and Bylaws

Our Certificate of Incorporation provides that no director shall be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director except as limited by Delaware law. Our Bylaws provide that we shall indemnify to the full extent authorized by law each of its directors and officers against expenses incurred in connection with any proceeding arising by reason of the fact that such person is or was an agent of the corporation.

Insofar as indemnification for liabilities may be invoked to disclaim liability for damages arising under the Securities Act of 1933, as amended, or the Securities Act of 1934 (collectively, the "Acts"), as amended, it is the position of the Securities and Exchange Commission that such indemnification is against public policy as expressed in the Acts and are therefore, unenforceable.

Dividends

We have not paid any cash dividends on its common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth.

Shares Eligible for Future Sale

As of October 31, 2000, we had outstanding approximately 11,310,378 shares of Common Stock. Of these shares, approximately 5,164,242 shares of Common Stock are freely tradable without restriction or limitation under the Securities Act, except for any shares purchased by "affiliates" or persons acting as "underwriters" as these terms are defined under the Securities Act.

The 6,146,136 shares of Common Stock held by existing shareholders that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemptions provided by Rule 144 and Rule 701 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 or Rule 701 of the Securities Act, unless otherwise registered under the Securities Act. We are obligated to register the Preferred Stock and shares of our Common Stock issued upon the conversion of our Preferred Stock and expect to file a registration statement in the near future.

In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated), including an affiliate, who has beneficially owned shares for a period of at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of:

         (1)      1% of the then-outstanding shares of Common Stock; and

         (2) the average weekly trading volume in the Common Stock during the four calendar weeks immediately preceding the date on which the notice of such sale on Form 144 is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to provisions relating to notice and manner of sale and the availability of current public information about us. In addition, a person (or persons whose shares are aggregated) who has not been an affiliate of us at any time during the 90 days immediately preceding a sale, and who has beneficially owned the shares for at least two years, would be entitled to sell such shares under Rule 144(k) without regard to the volume limitation and other conditions described above. While the foregoing discussion is intended to summarize the material provisions of Rule 144, it may not describe all of the applicable provisions of Rule 144, and, accordingly, you are encouraged to consult the full text of that Rule.

In addition, our employees, directors, officers, advisors or consultants who were issued shares pursuant to a written compensatory plan or contract may be entitled to rely on the resale provisions of Rule 701, which permits non-affiliates to sell their Rule 701 shares without having to comply with the public information, holding period, volume limitation or notice provisions of Rule 144, and permits affiliates to sell their Rule 701 shares without having to comply with Rule 144's holding period restrictions.

We are required to register the shares of Common Stock underlying conversion features of our Series A Preferred Stock along with the shares of Common Stock underlying the Agent's Warrants and Purchaser's Warrants. We expect to file a registration statement relating to such registration rights in the near future. The sale of our Common Stock underlying this registration statement may also adversely affect the market price of our Common Stock, result in substantial dilution to our stockholders and might also adversely affect our ability to raise additional capital.

The possibility of future sales by existing stockholders under Rule 144 or otherwise will, in the future, have a depressive effect on the market price of our Common Stock, and such sales, if substantial might also adversely affect our ability to raise additional capital.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our audited financial statements as of July 31, 2000 and the notes thereto, all of which financial statements are included elsewhere in this form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Business" and elsewhere in this Form 10-KSB.

The statements that are not historical constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate.

In light of the significant uncertainties inherent in the forward-looking statements included herein the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and expectations of the Company will be achieved.

OVERVIEW

On May 31, 2000, eAutoclaims.com, Inc. acquired and merged with Transformation Processing, Inc. in a reverse merger transaction by exchanging approximately 5,980,000 shares of Common Stock, or approximately 55% of our then outstanding Common Stock after giving effect for the Merger. eAutoclaims.com, Inc. was considered the acquirer for accounting purposes. Transformation Processing was reorganized and its business operations ceased prior to the effective date of the merger.

Our business operations changed in May 2000 due to the merger with eAutoclaims.com, Inc. With the merger of eAutoclaims.com, Inc., we have become a business-to-business e-commerce company that uses the Internet to streamline and lower the overall costs of automotive repair paid by insurance companies. We are establishing ourselves as the preeminent Application Service Provider ("ASP") for the automobile insurance industry and the corporate fleet management industry, providing a seamless back-end infrastructure that links thousands of collision repair shops and support facilities. eAutoclaims.com, Inc. provides a proprietary, cost-effective and highly advanced Bricks-to-Clicks(TM) Internet Claims Application & eAutoFleet (TM) for the processing and ultimate repair of damaged vehicles filed as insured automobile claims. We generate revenues from administrative fees and discounts earned by processing collision work through our proprietary system.

On July 20, 2000, eAutoclaims.com, Inc. acquired Premier Express Claims, Inc., a privately owned South Carolina corporation ("PEC"). PEC is an administrative claims processing company that provides third party administrative processing and recovery services to insurance companies located throughout the United States. eAutoclaims.com, Inc. acquired 100% of the issued and outstanding shares of PEC capital stock for $200,000 in cash, 320,000 shares of its Common Stock, and $130,000 in the form of promissory notes.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JULY 31, 2000

The accompanying financial statements reflect the operations of eAutoclaims.com for its period of inception (December 7, 1999) to July 31, 2000 and the operations of Premier Express Claims, Inc. from it acquisition date (July 20, 2000) to July 31, 2000. In the fiscal year ended July 31, 1999 and prior to the merger, Transformation Processing, Inc. ceased its business operations. As a result of this treatment, the financial statements for the fiscal year ended July 31, 2000 reflect the historic operations of eAutoclaims.com. Financial statements for the fiscal year ended July 31, 1999 are not included in this Form 10-KSB, but are included in the Form 10-KSB for the fiscal year ended July 31, 1999. Comparisons of fiscal year operating results are not meaningful and have been excluded from the following discussion.

REVENUE

Total Revenue for the year ended July 31, 2000 was approximately $1.7 million, which consists of approximately $1.1 in collision repair management and approximately $600,000 in fleet repair management and other repairs and fees. eAutoclaims.com's operations from its date of inception (December 7, 1999) to July 31, 2000 generated the majority of our revenues while Premier Express Claims contributed approximately $90,000 in revenues from its acquisition date (July 20, 2000) to July 31, 2000. Revenue is expected to increase in fiscal 2001 with the inclusion of the results of operations of both eAutoclaims.com and Premier Express Claims for a full twelve months.

eAutoclaims.com, Inc. recognizes revenues by assuming the risk and completing the repair of insurance claims for insurance companies and on corporately own fleet vehicles. In addition to recognizing revenue associated with the repair of insurance claims, we charge additional fees on a per-claims basis to our insurance and corporate fleet customers pursuant to the terms of a Services Agreement. eAutoclaims.com generates additional revenues by retaining a portion of the discount received from its affiliated collision repair shops in return for assurances of minimum volumes of collision repair business.

EXPENSES

Claims processing charges for the year ended July 31, 2000 were approximately $1.5 million, or 84% of revenues. Claims processing charges include the costs of collision repairs paid by eAutoclaims.com to its collision repair shop network. We expect margins on claims repairs to remain low in the near future as we use favorable pricing as a means to obtain increased market share.

We are dependent upon our third party collision repair shops for insurance claims repairs. eAutoclaims.com, Inc. currently includes over 2,000 affiliated repair and 4,100 auto glass vendors facilities in its network for insurance claims repairs. We electronically audit individual claims processes to their completion using remote digital photographs transmitted over the Internet.

However, if the quality of service provided by a collision repair shop falls below a satisfactory standard leading to poor customer service, this could have a harmful effect on our business. We believe that we can control our service requirements by continually monitoring customer service levels and, if required, establish similar relationships with other collision repair shops.

Total selling, general and administrative expenses for the year ended July 31, 2000 were approximately $3.3 million, or 189% of revenue. Selling, general and administrative expenses consisted of salaries and other personnel related expenses, facilities related expenses, legal and other professional fees, advertising costs, and travel expenses. The fiscal year ended July 31, 2000 included approximately a $2 million non-cash charge incurred pertaining to a consulting agreement for investor relations services in which we issued 1,980,000 of restricted common shares at $1.00 per share value. In addition, we incurred payroll expenses of approximately $735,000 and professional fees of approximately $200,000.

Depreciation and amortization was approximately $63,000 for the year ended July 31, 2000. Depreciation of fixed assets represented approximately $56,000. Amortization expense of approximately $7,000 reflects the amortization of goodwill associated with our Premier Express Acquisition.

In the event that we continue to acquire other companies, amortization of goodwill will continue to have an impact on our results of operations in the future. Based on our previous acquisitions, future amortization of goodwill will reduce net income from operations by approximately $237,000 in fiscal years through 2007.

Interest income, net of interest expense was approximately $5,000 for the year ended July 31, 2000. Interest expense related primarily to interest on shareholder loans and capital leases and interest income resulted primarily form interest earned on our cash reserves.

NET LOSS

We recorded a net loss of $3.1 million for the year ended July 31, 2000, because the cost of revenues and expenses were not sufficient to cover revenues generated. Contributing to the net loss were non-cash expenses of approximately $2 million pertaining to a Consulting Agreement for investor relations services in which we issued 1,980,000 of restricted common shares at $1.00 per share. Also contributing to the net loss were non-cash expenses of approximately $190,000 for employee options.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2000, we had a cash balance of $239,979 and working capital of approximately $86,000. The primary source of our working capital during the year ended July 31, 2000, was from the sale of stock to Thomson Kernaghan.

eAutoclaims.com's operations generated negative cash flow during the year ended July 31, 2000, and management expects a significant use of cash during the upcoming fiscal year as it funds its operating businesses. There is no assurance we will continue to sustain our growth. Our business has grown significantly since our inception. We believe that our current cash resources, access to capital and cash flow from operations will be sufficient to sustain our operations for at least 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. In order to sustain our growth, we will require substantial additional capital. Although we are currently negotiating with two different funding sources for additional capital, there is no assurance we will obtain such capital. If we raise additional funds through the issuance of our securities, these securities may have rights, preferences or privileges senior to those of our Common Stock, and our stockholders may experience additional dilution to their equity ownership.

Since July 31, 2000, we issued 160 shares of our Preferred Stock to raise $800,000 (gross) in additional capital. We have an obligation to register these shares of Common Stock underlying the Preferred Stock to provide these investors future liquidity of their investment. We have escrowed 292,500 shares of Common Stock underlying the conversion rights of all of our 260 shares of Preferred Stock.

We will need capital to implement our business objectives. We cannot provide any assurance that we will be successful in raising such capital, and such undertakings are difficult to complete. Although management is optimistic that we will be successful in obtaining future financing, there is no assurance that such financing will be available to meet our needs.

Our principle commitments at July 31, 2000 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

INFLATION

We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

SEASONALITY

eAutoclaims.com does not deem its revenues to be seasonal.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements to be provided pursuant to this Item 7 begin on page F-1 of this Report, following Part III hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:

         Name                      Age    Position
         ----                      ---    --------
         Eric Seidel               37     Chief Executive Officer,
                                          President and Director

         Randal K. Wright          36     Chief Operating Officer,
                                          Director

         Scott Moore               39     Chief Financial Officer

         Jeffrey D. Dickson        57     Chairman of the Board
                                          of Directors

         George Chajes             48     Director

         David Jolley              62     Director

         Christopher Korge         45     Director

         Nicholas D. Trbovich, Jr. 40     Director

Because we are a small company, we are currently dependent on the efforts of a limited number of management personnel. We believe that, given the development stage of our business and the large amount of responsibility being placed on each member of our management team, the loss of the services of any member of this team at the present time would harm our business. Each member of our management team supervises the operation and growth of one or more integral parts of our business.

Executive officers are elected by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for their term and until their respective successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term.

Business Experience of Executive Officers and Directors

Eric Seidel has been a director and our chief executive officer and president since June 1, 2000. From January 1, 2000 through May 31, 2000, Mr. Seidel was the chief executive officer and president of eAutoclaims, Inc., which was the privately held Delaware corporation, which merged with us. From September, 1997 through December, 1999, Mr. Seidel was employed as a senior executive officer of First American AMO. From August, 1995 through June, 1997, Mr. Seidel was a senior executive at Salex Corporation; a fleet management company serving Fortune 500 companies, where, among other responsibilities he was responsible for insurance company services. Mr. Seidel is a past president of the U.S. Junior Chamber of Commerce.

Randal K. Wright became a director and our chief operating office in June 2000. From October 1998 through May 2000, Mr. Wright was the founder and chief executive officer of Premier Express Claims, Inc., which merged with us in June 2000. Mr. Wright has approximately 15 years of experience in the automotive insurance servicing business.

Scott Moore became our chief financial officer effective September 1, 2000. From December, 1988 through September, 2000, Mr. Moore was employed by in the Certified Public Accounting firm of Harper Van Scoik & Company in Clearwater, Florida. Prior to that time Mr. Moore was a senior accountant with Haskins & Sells. Mr. Moore has 15 years of public accounting experience.

Jeffrey D. Dickson has been a director and the chairman of our board of directors since June, 2000. From May, 1997 through November, 1999, Mr. Dickson was the president and chief executive officer of First American AMO. From
February, 1995 through May, 1997, Mr. Dickson was the president and chief operating officer of Salex Corporation. Mr. Dickson has served as an executive vice president of the American Bankers Insurance Group and president of Interloc Corp. Mr. Dickson was awarded a Masters of Business Administration degree from Harvard University in 1979.

George Chajes has been a director since June, 2000. Since November, 1997, Mr. Chajes has been a Vice President of Corporate Finance for First Delta in Toronto. From March, 1996 through July, 1997, Mr. Chajes was the Manager of Corporate Finance for St. James Securities, Inc. in Toronto. From November, 1994 through January, 1996, Mr. Chajes was the Director of Corporate Finance for Pucetti Farrel Capital in Toronto.

David Jolley has been a director since June, 2000. Mr. Jolly is an independent business consultant and has held various executive officer positions since being awarded a Master of Business Administration from Stanford University in 1967. From July 1998 through September, 1999, he was the Managing Partner of Crosbie & Co. in Toronto. From January, 1997 through February, 1998, he was the Chief Executive Officer of Bezk International in Ontario. From January, 1996 through August, 1996, he was the President of Canadian Press, located in Toronto.

Christopher Korge has been a director since June, 2000. He is the managing partner at the law firm of Korge & Powell, P.A. in Miami, Florida. He received his J.D. degree from Temple School of Law in 1981 and B.S. in Business Administration , from the University of Florida, in 1977. Mr. Korge's firm represents numerous major corporations including Bell South, Bechtel, Inc., Montenay Power Corporation, Host Marriott and other Fortune 500 corporations. Mr. Korge serves on numerous boards of directors and is a major shareholder in various companies including two housing development companies, and one E commerce company, Intune Group. He is Chairman of Intune. Mr. Korge is Finance Vice Chairman of the Democratic National Committee. He is past Co-Chair of the Democratic National Committee Business Council.

Nicholas D. Trbovich, Jr., has been a director since June, 2000. He is a director and vice president of AMEX-listed Servotronics, Inc., President of TSV, Inc., a (Servotronics development subsidiary) and President and CEO of Queen Cutlery and of Ontario Knife Company (the U.S. Military's largest supplier of edged tools and survival knives).

Other Key Employees

In addition to the individuals identified above as "Executive Officers", the following individuals are considered key employees and certain information with respect to these key employees is described below:

Reed Mattingly, Sr. Vice President of Operations. Mr. Mattingly, formerly the VP and General Manager of Premier Express Claims, which was recently acquired by eAutoclaims.com. He has 11 years of experience in the automotive insurance services business. Mr. Mattingly manages the overall day-to-day operations of eAutoclaims.com's Call Center in Columbia, South Carolina and the Processing Center in Palm Harbor, Florida. Mr. Mattingly is responsible for insuring excellent customer service and overseeing the integration of new programs. Previously, he had been instrumental in expanding a start-up auto glass shop into a $5 million regional network. He had also built and managed a 24-hour/7 day national claim reporting call center. Companies under his management have been known for a "high-tech, high-touch" approach to personalized customer service. He earned a degree in Business Management from the University of South Carolina.

Teresa McSherry, Vice President, Sales. Ms. McSherry manages market planning, advertising, public relations, sales promotion, merchandising, facilitating staff services, identifies sales markets and opportunities, she oversees sales training to sales personnel, identifies and sets strategy for reaching sales goals, elevating completion. Ms. McSherry has served as the Regional Vice President for First American AMO in their Western Division for two years. Responsible for setting new sales records with accounts such as Safeco Insurance Company, PepsiCo Company and Gates Oil Company to name a few Ms. McSherry was also responsible for all fleet sales, as Fleet Vice President, Ms. McSherry trained all sales people in the fleet market.

Gaver Powers, Chief Information Officer. Mr. Powers manages and develops the Company's technology projects. He is responsible for research in digital transfer and applications related to web-based technology, oversees and manages all web-related projects and internal operations systems. Mr. Powers is overseeing and participating in the development of the new applications used by eAutoclaims.com. Mr. Powers spent 21 years working on the NASA Space Shuttle Fleet for Rockwell International; Lockheed Martin and the United Space Alliance, with his most recent experience being in the area of Program Management, where he served as a Vehicle Operations Chief/Assistant Operations Chief for the orbiter Discovery.

Crystal Butterworth, General Manager. Ms. Butterworth manages the daily operations of the Claims Service and Auditing Departments with responsibility for the performance, productivity and functions of these departments. Ms. Butterworth has over 15 years experience in the Insurance Industry, most recently with the Hartford Insurance Company. She has been in the supervisory management capacity for most of her career. She has an Adjusting License and also holds a Senior Claims Law Associate designation (SCLA).

Vic Grechniw, EVP-SalvageConnection.com. Mr. Grechniw has been in the automotive field for 20 years. His experience runs the gamut from fleet and government vehicle sales to automotive fleet management. He was employed by a well-known fleet management company for 10 years, during which time he held the position of Operations Manager. Currently he spearheads the start-up of our Subrogation Department. This department takes on a collections agency role that recovers accident loss expenses. Clients consist of eAutoclaims.com's accident management clients along with clients that use eAutoclaims.com's subrogation services as a stand-alone product.

Election

Effective upon the merger between TPI and eAuto, all of the prior executive officers and directors of TPI resigned and the above identified individuals were appointed and elected as our executive officers and directors.

The Company's Bylaws fix the size of the Board of Directors at no fewer than three and no more than nine members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently there are seven directors.

Committees of the Board and Meetings

Prior to the merger of TPI and eAuto, we did not have committees or regularly scheduled board of directors meeting during fiscal year end July 31, 2000. Since the eAutoclaims.com merger, we have held three board of directors meetings.

Effective August 25, 2000, the Board of Directors established an Audit Committee and a Compensation Committee. The Board of Directors has not established a nominating committee. Each of the Audit and Compensation Committees is responsible to the full Board of Directors. The functions performed by these committees are summarized below:

Audit Committee. The Audit Committee makes recommendations to the Board of Directors regarding the selection and retention of the independent auditors, reviews the scope and results of the audit and reports the results to the Board of Directors. In addition, the Audit Committee reviews the adequacy of internal account, financial and operating controls and reviews the Company's financial reporting compliance procedures. The members of the Audit Committee are Mr. Dickson, Chairman, Mr. Trbovich and Mr. Korge.

Compensation Committee. The Compensation Committee reviews and approves the compensation of the Company's officers, reviews and administers the Company's stock option plans for employees and makes recommendations to the Board of Directors regarding such matters. The members of the Compensation Committee are Mr. Dickson, Chairman, Mr. Trbovich, and Mr. Chajes.

Director Compensation

Directors do not currently receive cash compensation for service on the board or any committee of the Board, but directors may be reimbursed for their reasonable expenses incurred in connection with attendance at Board and committee meetings.

All directors were originally issued options to acquire 2,000 common shares at $2.00 per share and 20,000 common shares at $5.06 per share in consideration for serving as a director. The exercise price of all such options was the fair market value of the underlying shares of Common Stock as of the date of grant. These options are immediately exercisable and have a five (5) year term. No additional options or compensation are issued or paid for serving on committees.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid or accrued by us for the fiscal years ended July 31, 1999 and 2000 to or for the account of our President and Chief Executive Officer. No other executive officer or director received benefits or annual salary and bonus of $100,000 or more during the stated
period. Accordingly, the summary compensation table does not include compensation of other executive officers.


                                    Annual Compensation                 Long-Term Compensation
                                    -------------------                 ----------------------
                                                                    Awards                Payouts
                                                                    ------                -------
                                                                               Securities
                                                                   Restricted  Underlying
                                                   Other Annual      Stock      Options/     LTIP        All Other
Name of Individual    Fiscal    Salary     Bonus    Compensation    Award(s)      SARs      Payouts     Compensation
& Principal Position   Year      ($)        ($)         ($)           ($)         (#)         ($)           ($)
--------------------  ------ ---------- --------- --------------- ----------- ----------- ----------- ---------------


Paul G. Mighton(1)    1999    112,200       --           --            --          --          --            --
Chairman of the
Board and Chief
Executive Officer

Eric Seidel(2)        2000     76,920       --           --            --        65,000        --            --
President and
Chief Executive
Officer


The cost to us of personal benefits, including premiums for life insurance and any other perquisites, to such executives do not exceed 10% of such executive's annual salary and bonus.

     (1) Mr. Mighton resigned effective May 31, 2000 in connection with our merger with eAutoclaims.com-Delaware.

     (2) Reflects compensation paid to Mr. Seidel from eAutoclaims.com-Delaware from inception (December 7, 1999) through the date of the merger and compensation paid to Mr. Seidel by us for the period June 1, 2000 through July 31, 2000. See "Employment Contracts and Other Arrangements" below.

Option/SAR Grants in Last Fiscal Year

                                        Percent of Total
                         Number of      Optionss/SARs
                         Securities     Granted
                         Underlying     to Employees/     Exercise
                         Options/SARs   Directors         or Base   Expiration
Name of Individual       Granted (1)    In Fiscal Year    Price(2)     Date
----------------------   -----------    --------------    --------  ----------
Eric Seidel                65,000            9.02%          $2.00     4/24/05
----------------------
     (1) Each option granted has a term of 5 years. All options granted were immediately vested and exercisable on May 31, 2000.

     (2) Mr. Seidel's option was granted above the fair market value of our Common Stock on April 24, 2000. Fair market value is based on the closing sales price of the Common Stock as reported on the OTC Electronic Bulletin Board on the business day preceding the date of grant.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table provides information with respect to the named officer concerning exercised and unexercised options in 2000.


                                     Number of Securities        Value of Unexercised
                                     Underlying Unexercised          In-The-Money
            Shares                       Options/SARs                Options/SARs
Name of     Acquired on  Value       at Fiscal Year End (#)      at Fiscal Year End($)
Individual  Exercise(#)  Realized($) Exercisable/Unexercisable  Exercisable/Unexercisable
----------  -----------  ----------- -------------------------  -------------------------
Eric Seidel    -0-          -0-              65,000                   $71,045

---------------
     (1)  Value   Realized   represents  the  market  value  of  the  underlying
          securities on the exercise date minus the exercise price of such options.

     (2) Based on the market value of the underlying securities of $3.093 at July 31, 2000, minus the exercise price of such options.

Employment Contracts and Other Arrangements

We assumed an employment agreement with Eric Seidel, our President and Chief Executive Officer, entered into between eAutoclaims.com-Delaware and Mr. Seidel, effective February 1, 2000. Under this agreement, Mr. Seidel is entitled to an annual base salary of $135,200, which will increase to $165,000 on February 1, 2001, and to $180,000 on February 1, 2002. On August 25, 2000, the Compensation Committee increased Mr. Seidel's base salary to $150,000. Mr. Seidel is entitled to bonus compensation as determined by the Compensation Committee, which at no time may be less than 5% of our pre-tax profits. Mr. Seidel may elect to receive part or all of his bonus, if any, in shares of our Common Stock valued at 90% of the current market value. Mr. Seidel is entitled to reimbursement for ordinary, necessary and reasonable business expenses incurred in connection with his services. He may participate in any retirement, medical, dental, welfare and stock option plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to a $600 per month automobile allowance and reimbursement of annual physical examinations. Mr. Seidel was granted options to acquire 65,000 shares of our Common Stock immediately exercisable at $2.00 per share for a term of 5 years. During the term of his agreement, Mr. Seidel agrees not to compete with us. His agreement provides for a severance payment equal to 100% of his annual based compensation then due under his agreement in the event there is a "change of control" as defined in his agreement, and Mr. Seidel is subsequently terminated without cause or he voluntarily terminates employment within 60 days of the "change of control" event.

In connection with the acquisition of Premier Express Services, Inc. ("PEC"), we entered into an employment agreement with Randal K. Wright. Mr. Wright is currently our Chief Operating Officer, and was a founder and president of PEC. This agreement is effective July 1, 2000, and has a term of three (3) years. Under this agreement, Mr. Wright is entitled to an annual base salary of $110,000, which will increase to $120,000 as of July 1, 2001, and to $125,000 July 1, 2002. Mr. Wright is entitled to bonuses as determined by our Compensation Committee, which may be paid in cash or shares of our Common Stock on such terms as approved by our board of directors. Mr. Wright is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock option plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to a $700 per month automobile allowance. Mr. Wright was issued options to acquire 65,000 shares of our Common Stock at an exercise price of $2.00 per shares, which was the fair market value of such shares as of the date of his agreement. The options granted to Mr. Wright are fully vested and exercisable immediately. These options have an exercise period of five (5) years from the date of his agreement. During the term of his agreement and for a period of two (2) years after termination of his agreement, Mr. Wright is subject to a non-competition and restrictive covenant with us.

We assumed an employment agreement with Gaver Powers, our Chief Information Officer, entered into between eAutoclaims.com-Delaware and Mr. Powers, effective February 1, 2000. This agreement has an initial term of three (3) years. Under this agreement, Mr. Powers is entitled to an annual base salary of $90,000, which will increase to $100,000 as of September 1, 2000, and will increase to $105,000 as of February 1, 2001. Mr. Powers is entitled to bonus compensation as determined by our board of directors or Compensation Committee. Mr. Powers is entitled to reimbursement for ordinary, necessary and reasonable business expenses incurred in connection with his services. He may participate in any retirement, medical, dental, welfare and stock option plans, life and disability insurance coverages and other benefits afforded to our employees. He is entitled to a $400 per month automobile allowance. Mr. Powers was granted options to acquired 60,000 shares of our Common Stock immediately exercisable at $2.00 per share and options to acquire 45,000 shares of Common Stock exercisable at $2.38 for a term of 5 years. During the term of his agreement and for a one (1) year period thereafter, Mr. Powers has agreed not to compete with us within a 100 mile radius of any area in which we engage in any element of our business.

On August 14, 2000, we entered into an employment agreement with M. Scott Moore, our Chief Financial Officer. This agreement has a term of three (3) years, and commences on September 11, 2000. Under this agreement, Mr. Moore is entitled to an annual base salary of $125,000, which will increase to $135,000 on September 11, 2001, and to $145,000 on September 11, 2002. Mr. Moore is entitled to bonus compensation as determined by the Company's board of directors or Compensation Committee. Such bonuses may be paid in cash or issued in shares of our Common Stock on such terms as approved by our board of directors. Mr. Moore is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to an automobile allowance of $400 per month during the term of his agreement. Mr. Moore was issued options to purchase 102,000 shares of our Common Stock at an exercise price of $2.6875 per share, which was the fair market value of the closing price of our shares as of the effective date of his agreement. These options vest in 1/3 installments over each year of employment. These options have a cashless exercise provision and a maximum exercise period of 5 years. We have agreed to pay directly all co-payments for his spouse and family, until such time as his spouse and family qualify under our benefit plans. If Mr. Moore is terminated with cause or we elect not to renew this agreement, then he is entitled to three
(3) months severance pay at his then current base salary. Mr. Moore has agreed not to compete with us during the term of this agreement and for a period of two
(2) years after termination of this agreement.

Board Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors administers our executive compensation program. The committee reviews, recommends and approves changes to our compensation policies and programs, makes recommendations to the Board of Directors as to the amount and form of executive officer compensation, and administers our stock option plans.

General Compensation Philosophy. Our compensation programs are designed to directly align compensation with our performance and increases in stockholder value as measured by our stock price and to enable us to attract, retain and reward executives and employees needed to accomplish our goals. The committee believes that executive pay should be linked to our overall performance. Therefore, we provide an executive compensation program, which includes base pay, long-term incentive opportunities through the use of stock options and, in some cases, cash bonuses.

The Compensation Committee is currently evaluating and studying the level of equity participation by our employees and executives. The Compensation Committee feels strongly that our employees and executives must have a greater equity stake in order to more closely align the interest of our employees and executives with our stockholders. Therefore, it is the intent of the Compensation Committee to recommend that our executives and employees be issued significantly more shares of our stock and options in the near future. It is anticipated that any such issuance of our additional equity to employees and executives will be performance based, and tied to the market value of our Common Stock.

Base Salary. Base salary is designed primarily to be competitive with base salary levels in effect at high technology companies that area of comparable size and with which we compete for executive personnel. Base salary is set annually based on job-related experience, individual performance and pay levels of similar positions at comparable companies. Salaries for executive officers for 2000 were generally determined on an individual basis by evaluating each executive's scope of responsibility, performance, prior experience and salary history, as well as salaries for similar positions at comparable companies.

Cash Performance Awards. Cash performance awards, such as bonuses, will be tied to the achievement of performance goals, financial or otherwise, established by the committee. We had no formal management incentive plan in 2000.

Stock Options. In order to link the interests of our stockholders and senior management, we issue stock options. We believe that the practice of granting stock options is critical to retaining and recruiting the key talent necessary at all employee levels to ensure our success. Stock options generally have value for executive officers only if the price of our Common Stock increases above the fair market value of a share of Common Stock on the grant date and the officer remains in our employ for the period required for the options granted to such person to vest.

The number of shares subject to stock options granted is within the discretion of the Compensation Committee. In determining the size of stock option grants, the Compensation Committee considers the officer's responsibilities, the expected future contribution of the officer to the Company's performance and the number of shares, which continue to be subject to vesting under outstanding options. For 2000, options were granted to the executive officers based on their positions and a subjective assessment of individual performances. In addition, options were granted to certain executive officers as incentives for them to become employees or to aid in their retention. Stock options typically have been granted to executive officers when the executive first joins the Company. At the discretion of the Committee, executive officers may also be granted stock options to provide greater incentives to continue their employment with the Company and to strive to increase the value of the Company's Common Stock.

Compensation for the Chief Executive Officer. Mr. Seidel's base salary for the year 2000 was determined by the employment agreement we assumed with Mr. Seidel. The Compensation Committee believes that the employment agreement terms are in a manner consistent with the factors described above for all executive officers. As part of Mr. Seidel's employment agreement, Mr. Seidel's base salary was increased to an annual rate of $150,000 on August 25, 2000.

Internal Revenue Code Section 162(m) Limitation. Section 162(m) of the Internal Revenue Code imposes a limit, with certain exceptions, on the amount that a publicly held corporation may deduct in any year for the compensation paid or accrued with respect to its five most highly compensated executive officers. In general, it is the Committee's policy to qualify, to the maximum extent possible, executives' compensation for deductibility under applicable tax laws.

Stock Options

We established the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan is intended to provide the employees and directors of the Company with an added incentive to continue their services to the Company and to induce them to exert their maximum efforts toward the Company's success. The 1998 Plan provides for the grant of options to directors and employees (including officers) of the Company to purchase up to an aggregate of twenty percent (20%) of the number of shares of Common Stock in the capital of the Company issued and outstanding from time to time less any shares of Common Stock reserved, set aside and made available pursuant to the terms of the Company's employee share purchase plan (the "Share Purchase Plan") and pursuant to any options for services rendered to the Company. The number of shares of Common Stock subject to options granted to any one person under the Plan, the Share Purchase Plan and options for services rendered to the Company may not at any time exceed five percent (5%) of the outstanding shares of Common Stock. The 1998 Plan is currently administered by the Board of Directors. The Board determines, among other things, the persons to be granted options under the 1998 Plan, the number of shares subject to each option and the option price.

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

Prior to our merger with eAutoclaims.com-Delaware, NQSO's to purchase 2,800,000 (pre-reverse stock split) shares of Common Stock were granted and 2,700,000 were canceled as of July 31, 1998, leaving 4,000 post reverse stock split options remaining.

As of October 31, 2000, we have issued, or reserved for issuance, 1,369,422 shares of our Common Stock relating to outstanding options and warrants which are categorized as follows:

         Options issued to Directors                               110,000 (1)

         Options issued to Chief Executive Officer                  65,000 (2)

         Options issued in connection with acquisition of PEC      130,000 (3)

         Options issued to Employees                               531,500 (4)

         Options issued to Consultants                              65,000 (5)

         Options Outstanding prior to eAutoclaims.com merger         4,000

         Purchaser's Warrants                                      390,000 (6)

         Agent's Warrants                                           73,922 (7)
                                                               -----------

                                    Total                        1,369,422
                                                               ===========

         (1) 2,000 of each director's options are immediately exercisable at $2.00 per share. 20,000 director's options are immediately exercisable at $5.06 per share. The exercise price is equal to fair market value of the 20,000 shares as of June 22nd, respectively, the dates at which these director's options were authorized. See "Directors and Executive Officers - Director Compensation".

         (2) These options are immediately exercisable through April, 2005 at $2.00 per share. See "Directors and Executive Officers - Employment Contracts and Other Matters".

         (3) 65,000 options immediately exercisable at $2.00 per share were issued to Randall K. Wright and Reed Mattingly. See "Executive Compensation - Employment Contracts and Other Matters".

         (4) Represents options issued to our employees at exercise prices ranging from $2.00 to $3.37. 204,832 of these options are currently exercisable. The remaining 326,668 options vest over a 3 year term.

         (5) 65,000 of these options are held by Mr. Dickson, our Chairman of the Board of Directors and are immediately exercisable at $2.00 per share. See "Certain Relationships and Related Transactions".

         (6) Represents warrants issued to the purchasers of our Series A Preferred Stock. 300,000 of these warrants are exercisable at $3.00 and 90,000 are exercisable at $3.33. See "Market for Common Equity and Related Stockholder Matters - Preferred Stock and Related Warrants".

         (7) Represents warrants issued to Thomson Kernaghan, as Agent, exercisable at $4.50. See "Market for Common Equity and Related Stockholder Matters - Preferred Stock and Related Warrants".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 31, 2000, certain information concerning those persons known to us, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of shares of Common Stock, $.001 par value, of us by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and executive officer of us and its subsidiaries, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and officers as a group:


--------------------------------------- --------------------------- -------------------------
Name and Address of Beneficial Owner       Amount and nature of      Percentage of Class (2)
               (1)                         Beneficial Ownership
--------------------------------------- --------------------------- -------------------------
 Eric Seidel                                 465,000(3)                     4.1%
 Randal K. Wright                            321,000(4)                     2.8%
 Scott Moore                                 102,000(5)                      .9%
 Jeffrey D. Dickson                          368,000(6)(7)                  3.3%
 George Chajes                                22,000(7)                       *%
 David Jolley                                 22,000(7)                       *%
 Christopher Korge                            37,000(7)                       *%
 Nicholas D. Trbovich, Jr.                    22,000(7)                       *%
 Liviakis Financial
  Communications, Inc.                     2,019,000(8)                    17.9%
 Thomson Kernaghan & Co., Ltd.,
  as Agent                                 1,389,589(9)                    12.3%
 Paul G. Mighton                              16,500(10)                      *%
 Dominium Capital Fund                       734,114(11)                    6.5%
 Sovereign Partners, Ltd.                    965,005(11)                    8.5%
--------------------------------------- --------------------------- -------------------------
All Directors and Officers
 as a Group                                1,359,000                       12.0%
--------------------------------------- --------------------------- -------------------------

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Each such person is deemed to be the beneficial owner of shares of Common Stock held by such person (but not held by any other person) on October 31, 2000, and any shares of Common Stock which such person has the right to acquire pursuant to securities exercisable or exchangeable for, or convertible into, Common Stock, within 60 days from such date. The address of each beneficial owner is in care of the Company, 2708 Alt. 19 N., Suite 604, Palm Harbor, Florida 34683.

(2) Based on 11,310,378 shares of Common Stock outstanding at the close of business on October 31, 2000. This amount excludes 292,500 shares held in escrow underlying the conversion rights of our Series A Preferred Stock and excludes 1,369,422 shares reserved for outstanding options and warrants.

(3) 400,000 shares of our Common Stock were issued to Mr. Seidel as founder shares. This amount also includes options to acquire up to 65,000 shares of our Common Stock, subject to certain conditions. See "Executive Compensation - Employment Contracts and Other Matters".

(4) 256,000 shares of our Common Stock were issued to Mr. Wright in connection with the Premier Express Services, Inc. merger. This amount also includes options to acquire up to 65,000 shares of our Common Stock, subject to certain conditions. See "Executive Compensation - Employment Contracts and Other Matters".

(5) This amount represents options to acquire up to 102,000 shares of our Common Stock issued to Mr. Moore pursuant to his Employment Agreement to serve as our Chief Financial Officer. See "Executive Compensation - Employment Contracts and Other Matters".

(6) 280,000 shares of our Common Stock were issued to Mr. Dickson as founder shares. Also includes options to acquire up to 65,000 shares of our Common Stock and 1,000 shares acquired in the open market. See Directors and Executive Officers Director Compensation".

(7) This amount includes options to acquire up to 22,000 shares of our Common Stock in connection with services as a director. "Directors and Executive Officers - Director Compensation".

(8) Represents shares issued for consulting services. Includes 198,000 shares held by Jens Dalsgaard and 198,000 shares held by Anthony D. Altavilla, both of whom are employees of Liviakis Financial Communications, Inc. Also includes 39,000 shares we issued in connection with our amendment to the Consulting Agreement. See "Certain Relationships and Related Transactions".

(9) Includes our shares and warrants held of record by Thomson Kernaghan or by other entities, which are controlled by Thomson Kernaghan or which Thomson Kernaghan has investment decision-making authority based upon information obtained from Thomson Kernaghan, which is summarized as follows:

         ----------------------------- ------------------------------ ------------------------- ---------------------
                   Holder                  Number of Common Shares       Number of Warrants      Number of Preferred
                                                                                                        Shares
         ----------------------------- ------------------------------ ------------------------- ---------------------
          Thomson Kernaghan                       nil                           73,922
          CALP II LP                            596,676
          Fetu Holdings, Ltd.                   322,741
          T K Holdings, Ltd.                     43,750
          VC Advantage, Ltd.                     62,500                        120,000                   80
          VC Advantage (Bermuda)                                               120,000                   80
          VMH Management                         25,000
          Gregory Badger                         25,000
                                           -----------------                 ------------              ------
               Totals                         1,075,667                        313,922                  160
                                              =========                        =======                  ===
         ----------------------------- ------------------------------ ------------------------- ---------------------

         Each of these entities has entered into an agreement, which provides that such entity will not acquire any additional shares of our Common Stock in the open market or convert our Preferred Stock into our Common Stock if the effect of such a purchase or conversion would be to increase such entities equity ownership position above 9.9%. Above amount and percentages exclude shares of our Common Stock issuable upon conversion of our Preferred Stock. See "Market for the Registrants Securities and Related Stockholder Matters" and "Certain Relationships and Related Transactions".

(10) Mr. Mighton is the former president and CEO. He resigned on May 31, 2000 in connection with the eAutoclaims.com merger.

(11) Represents shares issued by TPI in connection with conversion of debentures and the release of other obligations in connection with the eAutoclaims.com merger. See "Certain Relationships and Related Transactions".

         *     Less than .1%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We are party to a Consulting Agreement with Liviakis Financial Communications, Inc., a California corporation ("Liviakis"). The original agreement was effective as of February 1, 2000. This agreement had a one (1) year term and expires January 31, 2001. Liviakis agrees to assist and consult with us on corporate finance matters and to represent us in investors communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to our current and proposed activities.

In consideration for such services eAutoclaims.com-Delaware issued Liviakis 1,980,000 of its restricted common shares at $.01 per share. Each of these shares were converted on a one (1) to one (1) basis into our Common Stock in connection with the eAutoclaims.com merger. Liviakis instructed us to issue 198,000 of these shares to Jens Dalsgaard and 198,000 shares to Anthony D. Altavilla, each of who is a Liviakis employee. On September 18, 2000, this agreement was amended in two respects. First, the term of the agreement was modified to commence as of May 1, 2000 and ending February 28, 2001. Second, in addition to the 1,980,000 restricted common shares previously issued to Liviakis we agreed to issue an additional 39,000 restricted common shares as of August 24, 2000 in satisfaction of our previous obligation to issue Liviakis 3,000 shares per month during the term of this agreement. All other terms and conditions of this agreement remained unchanged.

As a result of the eAutoclaims.com merger, we assumed obligations under a Consulting Agreement with Jeffrey D. Dickson. This agreement is effective December 1, 1999 and terminates January 1, 2000. Mr. Dickson agreed to provide Mr. Seidel, our Chief Executive Officer, day-to-day advisory services concerning management, capitalization, corporate structure, organizational, industrial and regulatory issues. In addition, Mr. Dickson agreed to serve as our Chairman of the Board of Directors, as well as Chairman of our Audit and Compensation Committees.

In consideration for these consulting services Mr. Dickson is entitled to an annual consulting fee of $84,500, payable every two (2) weeks. In addition, Mr. Dickson is entitled to a non-interest bearing $95,000 line of credit. As of October 30, 2000, approximately $10,000 is outstanding under this arrangement. All payments under the agreement with Mr. Dickson are made to First American AMO, of which Mr. Dickson is the founder and CEO.

On September 8, 2000, we entered into a Business Consulting Agreement with Titan Group, LLC, a California limited liability company ("TTG"). This agreement has a term of one (1) year and expires September 7, 2001. TTG agrees to provide us business management, marketing consultation and advisory services to assist us in developing market awareness through introductions to brokers, dealers, institutional investors, investment bankers and financial newsletters. In consideration for these services, we paid TTG $10,000 and agreed to issue TTG 65,000 shares of our restricted Common Stock.

On August 8, 2000, we entered into a Service Agreement with WE Securities, Inc. ("WE") to assist us in financial communications and investor relations. This agreement has a term of three (3) months. In consideration for these services, we agreed to issue WE 12,136 shares of our restricted Common Stock.

One of our directors, George Chajes, has provided us financial advisory services. These services include preparation and review of our business plan, due diligence review and organization of our corporate documents and coordination of meetings with potential funding services. Mr. Chajes was paid $25,000 for his services through October 31, 2000 plus expense reimbursements. In addition, we have agreed to pay Mr. Chajes 2% of the amount of capital we obtain through sources located and introduced to us by Mr. Chajes and 1% of the capital raised by investment bankers introduced to us by Mr. Chajes.

In connection with the eAutoclaims.com merger, Thomson Kernaghan, as agent, agreed to cancel all of its stockholdings and interests in eAutoclaims.com. In addition, Thomson Kernaghan, as agent, agreed to cancel all outstanding warrants, loans, penalties and other rights such that Thomson Kernaghan, as agent, was the holder of 4,100,000 shares of our Common Stock contemporaneously with the eAutoclaims.com merger. In effect, Thomson Kernaghan, as agent, agreed to accept 4,100,000 shares in complete and total satisfaction of all obligations due from eAutoclaims.com and/or TPI as of the merger date. Dominium Capital Fund was entitled to 734,114 of these shares and Sovereign Partners, Ltd. was entitled to 965,005 of these shares. All of the entities which are entitled to the 4,100,000 shares of our Common Stock have entered into agreements not to exercise warrants, convert our Preferred Stock, or acquire additional shares of our Common Stock if such events would cause such entity to own greater than 9.9% of our Common Stock. Therefore, these 4,100,000 shares are considered freely tradable under the Securities Act.

Two executive officers of Thomson Kernaghan also are executive officers of the general partner of VC Advantage Limited Partnership ("VC Advantage"), and are executive officers of VMH International Ltd. ("VMH"), which is the general partner of CALP II Limited Partnership ("CALP II"). An executive officer of Thomson Kernaghan has signing authority for Fetu Holdings, Ltd. ("Fetu"). TK Holdings Ltd. ("TKH") is the parent of Thomson Kernaghan. Gregg. Badger is an officer and Director of Thomson Kernaghan. Accordingly, Thomson Kernaghan, VC Advantage, CALP II, Fetu, TKH, VMH and Mr. Badger may be considered a group that beneficially owns all of the shares beneficially owned by any of them. Under an agreement with us, Thomson Kernaghan, VC Advantage, CALP II, Fetu, TKH, VMH and Mr. Badger agreed not to have the right the right or power, directly or indirectly, either alone or in concert with others, to (i) convert any security of ours into Common Stock, or (ii) exercise or exchange any security of ours for Common Stock, or (iii) exercise any other right or power to acquire Common Stock if, after having given effect to the exercise of that right or power, considered as a group, they shall be or shall be deemed to beneficially own (as defined in Rule 13d-3 under the Exchange Act) more than 9.9% of our then outstanding Common Stock.

Subsequent to the eAutoclaims.com merger, Thomson Kernaghan, as agent, has facilitated the placement of $1,300,000 of our Preferred Stock. Thomson Kernaghan, either directly or through entities it controls, is the holder of 1,075,667 shares of our Common Stock, 160 shares of our Preferred Stock. We anticipate that the shares of Common Stock underlying our Preferred Stock will be registered in the near future.

Thomson Kernaghan, either directly or through entities it controls, is also the holder of warrants to acquire 240,000 shares of our Common Stock at exercise prices of $3.00 and $3.30, which were issued to the purchasers of our Preferred Stock. Thomson Kernaghan has been paid fees of $130,000 and is the holder of 73,922 Placement Agent Warrants at an exercise price of $4.50. All of these warrants have five (5) year term from the date of issuance. See "Market of the Registrants Securities and Related Stockholder Matters - Preferred Stock".

These warrants and the shares of our Common Stock issuable upon exercise of these warrants have registration rights under the Securities Act. We intend to file a selling shareholder Registration Statement on Form SB-2 within thirty
(30) days of filing  this Form 10-KSB for the  holders of our  Preferred  Stock,

Purchaser's Warrants and Agent's Warrants. We are subject to certain penalties if this Selling Shareholder Registration Statement is not filed and declared effective within certain time frames as more fully described in the Registration Rights Agreement, filed as Exhibit 10 to this Form 10-KSB to which reference is hereby made.

We have entered into employment agreements with Eric Seidel, our Chief Executive Officer, Randal K. Wright, our Chief Operating Officer, and Scott Moore, our Chief Financial Officer. For description of these employment agreements and related rights to our stock options, see "Executive Compensation - Employment Contracts and Other Related Matters".

Eric Seidel, our Chief Executive Officer was issued 400,000 shares of our Common Stock in connection with the eAutoclaims.com merger. Jeffrey E. Dickson, our Chairman of the Board of Directors, was issued 280,000 shares of our Common Stock as founder shares. Randal K. Wight was issued 256,000 shares of our Common Stock in connection with the Premier Express Services, Inc. merger. Each of Mr. Seidel, Mr. Dickson and Mr. Wright hold options, which allow each of them to acquire up to 65,000 shares of our Common Stock at an exercise price of $2.00. These options are immediately exercisable and expire in 2005. See "Security Ownership of Certain Beneficial Owners and Management".

In August, 2000, we agreed to issue 50,000 shares of our Common Stock to Michael
T. Cronin, Esq., who is a partner in the law firm, which serves as our corporate and securities counsel, in exchange for $100,000 of his services charged at normal hourly rates. All other charges incurred by us for other employees of his firm are paid in cash.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are amended/restated in their entirety to reflect our merger with eAutoclaims.com.

Exhibit No.       Description
----------        -----------

3.1 Articles of Incorporation of Samuel Hamann Graphix, Inc. (Nevada) as amended.(1)

3.2 Articles of Merger between Samuel Hamann Graphix, Inc. (Nevada) and Samuel Hamann Graphix, Inc. (California).(1)

3.3   By-laws of Transformation Processing Inc. (Nevada).(1)

3.4   Articles of Merger between of TPI (Ontario) and TPI (Nevada).(1)

3.5 Agreement and Plan of Merger by and between Transformation Processing, Inc. and eAutoclaims.com, Inc., dated April 26, 2000. (3)

3.6 Articles of Merger of eAutoclaims.com, Inc., a Delaware corporation with and into Transformation Processing, Inc., a Nevada corporation. (*)

3.7 Agreement and Plan of Merger by and among eAutoclaims.com, Inc., a Nevada corporation, eAutoclaims.com Acquisition, a South Carolina corporation, Premier Express Claims, Inc., a South Carolina corporation, and its stockholders, dated June 8, 2000. (2)

3.8 First Amendment to Agreement and Plan of Merger with Premier Express Claims, Inc., dated June 27, 2000. (2)

3.9 Articles of Merger or Share Exchange between Premier Express Claims, Inc., as the surviving corporation and eAutoclaims.com Acquisition Corporation, filed July 20, 2000 with the Secretary of State of South Carolina. (*)

3.10 Promissory Note dated June 27, 2000 between eAutoclaims.com, Inc. and Randal K. Wright and S. Reed Mattingly. (2)

3.11 Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc. and Randal K. Wright. (2)

3.12 Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc. and S. Reed Mattingly. (2)

4.1   The Registrants 1998 Stock Option Plan. (4)

10.1 Employment Agreement between eAutoclaims.com, Inc. and Eric Seidel dated February 1, 2000 (*)

10.2 Employment Agreement between eAutoclaims.com, Inc. and Randal K. Wright dated July 1, 2000 (2)

10.3 Employment Agreement between eAutoclaims.com, Inc. and S. Reed Mattingly dated July 1, 2000. (2)

10.4 Employment Agreement between eAutoclaims.com, Inc. and M. Scott Moore dated August 14, 2000 (*)

10.5 Employment Agreement between eAutoclaims.com, Inc. and Gaver Powers dated April 13, 2000 (*)

10.6 Consulting Agreement between eAutoclaims.com, Inc. and Jeffrey D. Dickson dated December 1, 1999 (*)

10.7 Consulting Agreement between eAutoclaims.com, Inc. and Liviakis Financial Communications, Inc. dated February 1, 2000 (*)

10.8 Amendment No. 1 to Consulting Agreement between eAutoclaims.com, Inc. and Liviakis Financial Communications, Inc. dated September 18, 2000 (*)

10.9 Lease Agreement between eAutoclaims.com, Inc. and KWPH, Inc., dated October 17, 2000 (*)

10.10 Service Agreement between eAutoclaims.com, Inc. and WE Securities, Inc. dated August 8, 2000 (*)

10.11 Business Consulting Agreement between eAutoclaims.com, Inc. and TTG LLC dated September 8, 2000 (*)

10.12 Commercial lease dated October 12, 1998 between Premier Express Claims, Inc. and Stephenson Park Associates Limited. (*)

10.13 [Reserved]

10.14 Certificate of Full Performance of Proposal - Form 46 filed by BDO Dunwoody Limited - Trustee dated May 8, 2000. (*)

10.15 Order of the Superior Court of Justice in the Matter of the Proposal of Transformation Processing, Inc. dated November 25, 1999. (*)

10.16 Proposal of Transformation Processing, Inc. - Court File No. 32-107046 filed in the Superior Court of Justice dated October 14, 1999. (*)

10.17 Share Exchange Agreement between Transformation Processing, Inc. and certain of its securities holders dated April 30, 2000. (*)

10.18 [Reserved]

10.19 Securities Purchase Agreement effective June 27, 2000 between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (*)

10.20 Certificate of Rights, Designations, Preferences and Limitations of Series A Convertible Preferred Stock.(*)

10.21 Security   Agreement   between   Thomson    Kernaghan,    as   Agent   and
      eAutoclaims.com, Inc. (*)

10.22 Form of Purchasers Warrant. (*)

10.23 Form of Agents Warrant. (*)

10.24 Registration Rights Agreement. (*)

10.25 eAutoclaims.com, Inc. Agreement with Certain Securities Holders effective May 31, 2000.

10.26 eAutoclaims.com, Inc. Agreement with Sovereign Partners, Ltd. effective May 31, 2000.

10.27 eAutoclaims.com, Inc. Agreement with Dominium Capital Fund

21.1  Subsidiary of the Registrant.(*)



(1) Incorporated by reference from the Registrants Form 10-SB filed on March 12, 1998 and amended on August 31, 1998 and October 22, 1998.
(2) Incorporated by reference from the Registrants Form 8-K filed on July 25, 2000.
(3) Incorporated by reference from the Registrants Form 10-KSB for fiscal year ended July 31, 1999.
(4) Incorporated by reference from the Registrants Form 10-KSB for fiscal year ended July 31, 1998.

*    Filed herewith.

(b)      Reports on Form 8-K.

     Item 1/Item 5 Form 8-K  relating to  approval of the Merger  Agreement  and
Plan of Reorganization by and between Transformation Processing, Inc. and eAutoclaims.com, Inc. filed on July 5, 2000.

     Item 2 Form 8-K relating to acquisition of Premier Express Services, Inc. field on July 25, 2000.

     Item 7 Form 8-K/A containing pro forma financial statements filed on or about August 8, 2000.

     Item 7 Form 8-K/A containing financial statements of acquired businesses filed on August 15, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 10, 2000                           eAUTOCLAIMS.COM, INC.


              By: /s/ Scott Moore                    By: /s/ Eric Seidel
                  ---------------                        -----------------
                  Scott Moore                            Eric Seidel
                  Chief Financial Officer and            Chief Executive Officer
                  Accounting Officer

EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2000

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY


                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------









Independent Auditor's Report                                         F - 2


Consolidated Financial Statements:

   Balance Sheet                                                     F - 3
   Statement of Operations                                           F - 4
   Statement of Stockholders' Equity                                 F - 5
   Statement of Cash Flows                                           F - 6
   Notes to Consolidated Financial Statements                    F - 7 - F-15

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
eAutoclaims.com, Inc.


We have audited the accompanying consolidated balance sheet of eAutoclaims.com, Inc. and Subsidiary as of July 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from December 7, 1999 (inception) to July 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eAutoclaims.com, Inc. and Subsidiary as of July 31, 2000 and the results of their operations and their cash flows for the period from December 7, 1999 (inception) to July 31, 2000 in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 13, 2000


                                                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                               CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------
July 31, 2000
-----------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                                  $    239,979
  Accounts receivable, less allowance for doubtful accounts of $30,000            578,729
  Due from related parties                                                        182,684
  Prepaid expenses and other current assets                                        81,686
-----------------------------------------------------------------------------------------
      Total current assets                                                      1,083,078

Property and Equipment, net of accumulated depreciation of $55,731                285,212

Goodwill, net of accumulated amortization of $7,019                             1,654,633

Other Assets                                                                       11,661

Deferred Income Tax Asset, net of valuation allowance of $1,121,000                     -

-----------------------------------------------------------------------------------------
      Total Assets                                                           $  3,034,584
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                     $    778,265
   Loans payable - stockholders                                                   218,365
-----------------------------------------------------------------------------------------
      Total current liabilities                                                   996,630

Loans Payable - stockholders, net of current maturities                            66,635
-----------------------------------------------------------------------------------------
      Total liabilities                                                         1,063,265
-----------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock to be issued                                                    500,000
  Common stock - $.001 par value; authorized 50,000,000 shares, issued
   and outstanding 10,790,367 shares                                               10,790
  Common stock to be issued                                                     1,320,000
  Additional paid-in capital                                                    3,216,286
  Accumulated deficit                                                          (3,075,757)
-----------------------------------------------------------------------------------------
      Stockholders' equity                                                      1,971,319
-----------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                             $  3,034,584
=========================================================================================

See Notes to Consolidated Financial Statements


                                                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                     CONSOLIDATED STATEMENT OF OPERATIONS
-----------------------------------------------------------------------------------------
Period from December 7, 1999 (inception) to July 31, 2000
-----------------------------------------------------------------------------------------

Revenue:
  Collision repairs management                                               $  1,141,087
  Fleet repairs management                                                        483,846
  Other repairs and fees                                                          121,951
  Interest income, net of interest expense of $2,641                                4,826
-----------------------------------------------------------------------------------------
Total revenue                                                                   1,751,710
-----------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                                                     1,471,509
  General and administrative                                                    3,293,208
  Depreciation and amortization                                                    62,750
-----------------------------------------------------------------------------------------
Total expenses                                                                  4,827,467
-----------------------------------------------------------------------------------------
Net loss                                                                     $ (3,075,757)
=========================================================================================

Loss per common share - basic and diluted                                    $       (.29)
=========================================================================================

Weighted-average number of common shares outstanding - basic and diluted       10,591,146
=========================================================================================

See Notes to Consolidated Financial Statements


                                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Period from December 7, 1999 (inception) to July 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                          Preferred                         Common      Additional
                                          Stock to       Common Stock      Stock to       Paid-in    Accumulated    Stockholders'
                                          Be Issued   Shares      Amount   Be Issued      Capital       Deficit        Equity
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock to founders          -      7,500,000   $  7,500      -       $     61,430        -       $      68,930

Issuance of common stock for cash             -      2,850,000      2,850      -            987,150        -             990,000

Issuance of common stock for services         -      1,980,000      1,980      -          1,978,020        -           1,980,000

Recapitalization of common stock prior
 to reverse acquisition                       -     (6,350,000)    (6,350)     -              6,350        -                -

Issuance of common stock in reverse
 acquisition                                  -      4,810,367      4,810      -             (4,810)       -                -

Shares of common stock to be issued
 resulting from acquisition                   -          -            -    $1,320,000           -          -           1,320,000

Shares of preferred stock to be issued    $500,000       -            -        -                -          -             500,000

Issuance of compensatory stock options        -          -            -        -            188,146        -             188,146

Net loss                                      -          -            -        -                -    $(3,075,757)     (3,075,757)

------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2000                  $500,000  10,790,367    $10,790  $1,320,000    $3,216,286  $(3,075,757)    $ 1,971,319
====================================================================================================================================

See Notes to Consolidated Financial Statements


                                                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                     CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------
Period from December 7, 1999 (inception) to July 31, 2000
-----------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                   $ (3,075,757)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                                  62,750
    Common stock issued for services                                            2,028,630
    Issuance of compensatory stock options                                        188,146
    Allowance for doubtful accounts                                                30,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                            (397,535)
      Increase in prepaid expenses and other current assets                      (187,829)
      Increase in accounts payable and accrued expenses                           513,239

-----------------------------------------------------------------------------------------
          Net cash used in operating activities                                  (838,356)
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                            (259,605)
  Acquisition of subsidiary, net of cash acquired                                (172,360)
-----------------------------------------------------------------------------------------
          Cash used in investing activities                                      (431,965)
-----------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from preferred stock to be issued                                      500,000
  Proceeds from issuance of common stock                                        1,010,300
-----------------------------------------------------------------------------------------
          Cash provided by financing activities                                 1,510,300
-----------------------------------------------------------------------------------------
Net increase in cash and cash equivalents and
 cash and cash equivalents at end of period                                  $    239,979
=========================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                   $      2,641
=========================================================================================

Supplemental schedule of noncash investing and financing activities:

  Common stock to be issued in connection with
   the acquisition of a subsidiary                                           $  1,320,000
=========================================================================================
  Loans to stockholders in connection with the acquisition of a subsidiary   $    130,000
=========================================================================================

See Notes to Consolidated Financial Statements

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1. THE BUSINESS
   AND BASIS OF
   PRESENTATION:
                    On May 25, 2000, Transformation Processing, Inc. ("TPI") acquired all of the outstanding common stock of eAutoclaims.com, Inc., ("Nevada") a Nevada corporation. For accounting purposes, the acquisition has been treated as a recapitalization of Nevada with Nevada as the acquirer (the "Reverse Acquisition"). Nevada merged into TPI and TPI changed its name to eAutoclaims.com, Inc. (the "Company"). The historical financial statements prior to May 25, 2000 are those of Nevada. Accordingly, pro forma information is not presented.

                    The Company adopted the fiscal year end of TPI. There was no significant activity during the period from December 7, 1999 through December 31, 1999.

                    The Company was incorporated in 1999 as a business-to-business e-commerce company that utilizes the Internet to streamline and lower the overall costs of automotive repair paid by insurance companies. The Company is establishing itself as an Application Service Provider ("ASP") for the automobile insurance industry and the corporate fleet management industry, providing a seamless back-end infrastructure that links thousands of collision repair shops and support facilities. The Company provides a proprietary, cost-effective and highly advanced Bricks-to-Clicks(TM) Internet Claims Application & eAutoFleet(R) for the processing and ultimate repair of damaged vehicles filed as insured automobile claims. The
                    Company generates revenue from administrative fees and discounts earned by processing collision work through this proprietary system.

2. SUMMARY OF
   SIGNIFICANT
   ACCOUNTING
   POLICIES:
                    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Premier Express Claims, Inc. ("Premier"). The consolidated financial statements for the fiscal year ended July 31, 2000 include the results of Premier from July 20, 2000 (date of acquisition) to July 31, 2000. All intracompany accounts and transactions have been eliminated.

                    The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

                    For  purposes  of  the   statement   of  cash  flows,   cash
                    equivalents consist of money market accounts.

                    Revenue is recognized as services are provided and collection is probable. During the fiscal year ended July 31, 2000, most of the Company's consolidated revenue was derived from automobile insurance companies.

                    Property and equipment are stated at cost. Additions and improvements to property and equipment are capitalized. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. Depreciation is computed on the straight-line method over the estimated useful lives of the assets.

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                    The Company identifies and records impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. At July 31, 2000, no such impairment existed.

                    Goodwill is amortized using the straight-line method over 7 years (see Note 3). At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business.

                    Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                    Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                    Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. ACQUISITION:

                    On July 20, 2000, the Company acquired the outstanding shares of Premier for $200,000 in cash, 320,000 shares of the Company's common stock to be issued, and $130,000 in promissory notes, payable within 60 days.

                    Premier is an administrative claims processing company that provides third party administrative processing and recovery services to insurance companies located throughout the United States.

                    The acquisition has been treated as a purchase for accounting purposes with the purchase price allocated to the assets acquired and liabilities assumed based on a preliminary determination of estimated fair values at the date of acquisition. Such fair values were determined based on appraisals and other estimates. The Company acquired assets with a fair value of approximately $506,000 and assumed liabilities of approximately $518,000. The excess of cost over fair value of the assets acquired (goodwill) amounted to approximately $1,662,000. The following summarized pro forma consolidated statement of operations (unaudited) assumes the acquisition of Premier as if it occurred on December 7, 1999 (inception).

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    Revenue                                        $ 3,866,899
                    ===========================================================

                    Net loss                                       $(3,118,627)
                    ===========================================================

                    Loss per common share - basic and diluted      $      (.29)
                    ===========================================================

                    Weighted-average number of shares outstanding   10,895,012
                    ===========================================================

                    This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results had the acquisition been consummated as of the assumed date, nor is it necessarily indicative of future operating results.


4. PROPERTY AND
   EQUIPMENT:

                    At July 31, 2000, property and equipment, at cost, consists of the following:

                                                                      Estimated
                                                                     Useful Life
                    ------------------------------------------------------------

                    Computer software                $  61,762           3 years
                    Office equipment                   244,422           3 years
                    Furniture and fixtures              34,759          10 years
                    ------------------------------------------------------------
                                                       340,943
                    Less accumulated depreciation       55,731
                    ------------------------------------------------------------
                                                      $285,212
                    ============================================================

5.  ACCOUNTS
    PAYABLE AND
    ACCRUED
    EXPENSES:
                    At July 31, 2000, accounts payable and accrued expenses consist of the following:

                    Accounts payable                                    $593,664
                    Accrued payroll and vacation wages                   184,601
                    ------------------------------------------------------------
                                                                        $778,265
                    ============================================================

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6. LOANS  PAYABLE
   STOCKHOLDERS:

                    In conjunction with the acquisition of Premier, the Company is now obligated to repay two loans to two stockholders, who were former stockholders of Premier, aggregating $130,000. The loans are due in August 2000 and October 2000 and are noninterest-bearing. One stockholder has the right to receive shares of the Company's common stock as payment based on the market value of the Company's common stock at maturity. The fair value of the loans approximates the carrying amount due to the short-term nature of the loans.

                    The Company has two loans outstanding to a stockholder aggregating $155,000. The loans bear interest at the rate of 12% per annum and are due in January 2002. The loan agreements require payments of interest only through January 2001 and then monthly payments of principal and interest until maturity. The fair value of the loans approximates their carrying amount based on rates available to the Company for similar loans.

                    Aggregate maturities of long-term debt are as follows:

                    Year ending July 31,

                          2001                                          $218,365
                          2002                                            66,635
                    ------------------------------------------------------------
                                                                        $285,000
                    ============================================================


7. COMMITMENTS AND
   CONTINGENCIES:

                    The Company has a three-year employment agreement with its president and chief executive officer. This three-year employment agreement effective February 1, 2000 provides for aggregate annual base salary ranging from $135,200 to $180,000. In addition, the president and chief executive officer is entitled to a bonus of not less than 5% of the Company's pretax profits. This bonus can be paid in cash or with shares of the Company's common stock at a discount from its market value. For the year ended July 31, 2000, there were no additional amounts due under this agreement.

                    In addition, the Company has three-year employment agreements with four other executives that expire between February 2003 and September 2003. The agreements provide for aggregate annual base salaries ranging from $425,000 to $485,000 per annum.

                    The Company leases office facilities and automobiles under noncancelable operating leases expiring on various dates through 2004. The office facilities leases contain escalation clauses relating to operating expenses and real estate taxes. Rent expenses under the operating leases for the period from December 7, 1999 to July 31, 2000 totaled approximately $40,000. Approximate minimum future payments under these leases are payable as follows:

                    Year ending July 31,

                            2001                                        $174,000
                            2002                                         227,000
                            2003                                         227,000
                            2004                                          82,000
                    ------------------------------------------------------------
                                                                        $710,000
                    ============================================================

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8. STOCKHOLDERS'
   EQUITY:

                    The Company is authorized to issue 5,000,000 shares of $.001 par value preferred stock. The board of directors has designated 500 shares as Series A Convertible Preferred Stock, with a liquidation preference of $5,000 per share. Each share of preferred stock is convertible into a number of shares of common stock. The number of common shares to be issued is derived by taking the purchase price of $5,000 per share and dividing by the lesser of 120% of the closing bid price for the common stock on the trading day immediately prior to the date of issuance of the preferred shares being converted or 75% of the average of the closing bid prices for the common stock for the 3 lowest trading days out of the 20 consecutive trading days immediately preceding the date of conversion. Dividends are payable at the rate of 8% of the aggregate liquidation preference amount per annum and are cumulative. As of July 31, 2000, the Company had not issued any shares of preferred stock but had received $500,000 in cash toward shares of preferred stock. Subsequent to year-end the Company received an additional $800,000 in cash and issued 260 shares of preferred stock.

                    Also issued in connection with the preferred stock were warrants to purchase shares of common stock of the Company. The Company issued 73,922 warrants to the agent, which are exercisable at a price of $4.50 per share, are exercisable upon issuance, and expire in five years. The Company also issued 390,000 warrants to the purchasers, which are exercisable at prices of $3.00 and $3.33 per share, are exercisable upon issuance, and expire in five years.

                    The Company issued 7,500,000 shares of common stock to its founders for $500 in cash and $68,430 in services.

                    The Company issued 2,850,000 shares of common stock for $1,100.000. Costs of $110,000 were incurred related to this issuance.

                    The Company issued 1,980,000 shares of common stock to a consultant for $19,800. The market price of the Company's common stock at the time of issuance was $1.00 per share. Accordingly, the Company recorded a charge to operations for $1,960,200 related to this issuance.

                    In connection with the Company's Reverse Acquisition in April 2000, the outstanding shares of the Company were recapitalized. As a result, 6,350,000 shares of common stock were canceled. Immediately prior to the Reverse Acquisition there were 5,980,000 shares of common stock outstanding.

                    The Company issued options to purchase common stock to employees at prices below the fair market value of the Company's common stock at the time of issuance. Accordingly, the Company recorded a charge to operations of $188,146 related to these issuances.

9. STOCK  OPTIONS
   AND STOCK
   WARRANTS:
                    The Company has an incentive stock option plan under which options to purchase shares of common stock may be granted to certain key employees. The exercise price is based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options.

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    A summary of the status of the Company's options as of July 31, 2000, and changes during the period from December 7, 2000 (inception) to July 31, 2000 is presented below:


                                                                       Weighted-
                                                                        average
                                                               Number   Exercise
                                                              of Shares  Price
                    ------------------------------------------------------------
                    Granted                                    720,500     $2.68
                    Canceled                                    (1,000)     3.00
                    ------------------------------------------------------------
                    Outstanding at end of year                 719,500     $2.68
                    ============================================================

                    Options exercisable at year-end            569,831     $2.67
                    ============================================================

                    Weighted-average fair value of options
                     granted during the period              $1,531,160
                    ============================================================


                    The following table summarizes information about fixed stock options outstanding at July 31, 2000:


                                                          Options Outstanding                   Options Exercisable
                                                   --------------------------------------   --------------------------
                                                                    Weighted-
                                                                     average     Weighted-                   Weighted-
                                                                    Remaining     average                     average
                                 Range of            Number        Contractual   Exercise        Number      Exercise
                              Exercise Prices      Outstanding        Life         Price       Exercisable     Price
                    ---------------------------------------------------------------------------------------------------

                              $2.00                   479,000          4.80        $2.00          425,666        $2.00
                               3.00                    95,000          4.73         3.00           28,002         3.00
                               3.37                    41,500          4.96         3.37           12,163         3.37
                               5.06                   100,000          4.89         5.06          100,000         5.06
                               6.75                     2,000          9.34         6.75            2,000         6.75
                               12.50                    2,000          7.80        12.50            2,000        12.50

                    ---------------------------------------------------------------------------------------------------
                              $2.00 - $12.50          719,500                      $2.68          569,831        $2.67
                    ====================================================================================================


                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                    The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss per common share for the period from December 7, 1999 (inception) to July 31, 2000 would have been as follows:

                    Net loss applicable to common stock:
                     As reported                                    $(3,075,757)

                    ============================================================
                     Pro forma                                      $(4,417,312)
                    ============================================================


                    Loss per common share - basic and diluted:
                     As reported                                    $      (.29)

                    ============================================================
                     Pro forma                                      $      (.42)
                    ============================================================


                    The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended July 31, 2000. The assumptions were risk-free interest rate of 6.50%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 200%, and an expected life of the option of five years.

                    The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

10. INCOME TAXES:

                    As of July 31, 2000, the Company had deferred tax assets of approximately $1,121,000 resulting from net operating loss carryforwards of approximately $2,802,000 which are available to offset future taxable income, if any, through 2021. As utilization of the net operating loss carryforwards is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

                    As of July 31, 2000, the components of the net deferred tax asset are as follows:


                    Deferred tax assets:
                     Net operating loss carryforward                $ 1,121,000
                     Valuation allowance                             (1,121,000)
                    ------------------------------------------------------------
                        Net deferred tax                            $   - 0 -
                    ============================================================

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    The reconciliation of the effective income tax rate to the federal statutory rate for the year ended July 31, 2000 is as follows:

                    Federal income tax rate                              (34.0)%
                    Valuation allowance on net operating carryforwards    34.0
                    ------------------------------------------------------------
                       Effective income tax rate                         - 0 - %
                    ============================================================

                    The Company and Premier will file consolidated federal income tax returns.


11. MAJOR CUSTOMERS:
                    During the period from December 7, 1999 (inception) to July 31, 2000 revenue from three customers amounted to approximately 24%, 18% and 17% of total revenue, respectively.


12. RELATED  PARTY
    TRANSACTIONS:
                    The Company shared an operating facility and certain personnel with a corporation whose chairman is also the chairman of the board of the Company. The Company also paid certain expenses on behalf of this corporation. Amounts allocated and paid on behalf of this corporation amounted to $116,320 and was based on the amount of space and personnel time devoted to this corporation plus the actual expenses paid on behalf of this corporation. The amount to be repaid to the Company, $116,320, is included in due from related party on the accompanying balance sheet.

                    In addition, the Company advanced $125,000 to another related corporation whose chairman is also the chairman of the board of the Company. This corporation has a consulting agreement with the Company requiring payments every other week amounting to $3,250 for consulting services which include management advisory services, capitalization, corporation structure, organizational, industrial and regulatory issues. In lieu of payment, the Company is reducing the advance for amounts due under the consulting agreement. At July 31, 2000, the remaining advance was $63,602 and is included in due from related party on the accompanying balance sheet.

                    Also, the chairman of the board of the Company is entitled to a noninterest-bearing line of credit. At July 31, 2000, $2,762 had been advanced under the line of credit and is included in due from related party on the accompanying balance sheet.

13. LITIGATION:
                    The Company is subject to a number of lawsuits and claims arising out of the conduct of its business. Management believes that the probable resolution of such matters will not materially affect the financial position, results of operations or cash flows of the Company.

                    In July 2000, EAUTO, Inc., a Texas corporation, asserted that the Company's use of its EAUTOCLAIMS.COM mark and website violated its federally registered EAUTO service mark. The Company denied this assertion since the marks are different, the services offered by the Company are different than those offered by EAUTO, Inc., and there is no likelihood of confusion among relevant consumers. When EAUTO, Inc. refused to withdraw its assertions of trademark

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    infringement, the Company filed a lawsuit styled EAUTOCLAIMS.COM, Inc. v. EAUTO, L.L.C., Case No. 8:00CV-1855-T-26B, in the United States District Court for the Middle District of Florida, Tampa Division seeking a judicial declaration that the Company's use of its EAUTOCLAIMS.COM mark and website are lawful. EAUTO, L.L.C. has yet to respond to this lawsuit.

14. ADDITIONAL
    INFORMATION:
                    The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 10,790,367 indicated by the Company's records. The Company believes that its records are correct and is in the process of resolving this difference. The number of shares outstanding reflected in the Company's financial statements does not include these shares or any adjustment which might be necessary to resolve this difference.

15. SUBSEQUENT
    EVENTS:
                    Subsequent to year-end the Company entered into agreements with two consultants to provide services to the Company. These consultants will receive cash and approximately 77,000 shares of the Company's common stock for these services. The Company will record a charge to operations when the services are performed based on the fair market value of the shares of common stock at the time of performance.