Form 10QSB
period 2000-10-31
EAUTOCLAIMS COM INC
filed 2000-12-15
CIK 1034694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the three-month period ended October 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23903


                              eAUTOCLAIMS.COM, INC.
                              ---------------------
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

     [ X ] Yes [ ] No

     The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of October 31, 2000 was 11,158,096.

     Transitional Small Business Disclosure Format:

     [ ] Yes [ X ] No

                         TRANSFORMATION PROCESSING, INC.
                         ------------------------------
         (Former name or former address, if changed since last report)

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES


                                                            INDEX TO FORM 10-QSB
--------------------------------------------------------------------------------


                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                   2

   Balance Sheets                                                            3
   Statement of Operations                                                   4
   Statement of Cash Flows                                                   5
   Notes to Consolidated Financial Statements                              6 - 8

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                               9

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                  12

Item 2.  Changes in Securities                                              12

Item 5.  Other Information                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   13

Signatures                                                                  14

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

          The consolidated financial statements of eAutoclaims.com, Inc. and Subsidiaries (collectively the "Company") included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended July 31, 2000.



                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                                                                           CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------
                                                                                 October 31, 2000       July 31, 2000
----------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                                        $    243,952         $    239,979
  Accounts receivable, less allowance for doubtful accounts
   of $60,000 and $30,000, respectively                                                 791,047              578,729
  Due from related parties                                                              131,618              182,684
  Prepaid expenses and other current assets                                             114,816               81,686
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                            1,281,433            1,083,078

Property and Equipment, net of accumulated depreciation
 of $87,040 and $55,731, respectively                                                   361,680              285,212

Goodwill, net of accumulated amortization
 of $66,792 and $7,019, respectively                                                  1,606,859            1,654,633

Other Assets                                                                             13,840               11,661

Deferred Income Tax Asset, net of valuation
 allowance of $1,485,000 and $1,121,000, respectively                                         -                    -
----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                  $ 3,263,812          $ 3,034,584
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                            $ 1,214,228         $    778,265
   Loans payable - stockholders                                                         231,145              218,365
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                       1,445,373              996,630

Loans Payable - stockholders, net of current maturities                                  26,655               66,635
----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                               1,472,028            1,063,265
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock to be issued                                                                -              500,000
  Convertible preferred stock - $.001 par value; authorized 5,000,000 shares, issued and outstanding 260 and -0- shares, respectively,
    aggregate liquidation preference of $1,300,000                                            1                    -
  Common stock - $.001 par value; authorized 50,000,000 shares, issued
   and outstanding 11,158,096  and 10,790,367 shares, respectively                       11,158               10,790
  Common stock to be issued                                                              28,240            1,320,000
  Additional paid-in capital                                                          7,750,730            3,216,286
  Accumulated deficit                                                                (5,998,345)          (3,075,757)
----------------------------------------------------------------------------------------------------------------------
      Stockholders' equity                                                            1,791,784            1,971,319
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                    $ 3,263,812         $  3,034,584
======================================================================================================================

See Notes to Consolidated Financial Statements

                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                                                                  CONSOLIDATED STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------
For the three-month period ended October 31, 2000                                                          (unaudited)
----------------------------------------------------------------------------------------------------------------------

Revenue:
  Collision repairs management                                                                            $  1,311,896
  Glass repairs                                                                                                743,904
  Fleet repairs management                                                                                     234,924
  Other repairs and fees                                                                                       128,765
----------------------------------------------------------------------------------------------------------------------
Total revenue                                                                                                2,419,489
----------------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing                                                                                          1,969,964
  Selling, general and administrative                                                                        1,348,496
  Depreciation and amortization                                                                                 91,082
----------------------------------------------------------------------------------------------------------------------
Total expenses                                                                                               3,409,542
======================================================================================================================
Net loss                                                                                                  $   (990,053)
======================================================================================================================

Loss per common share - basic and diluted                                                                 $      (0.26)
======================================================================================================================

Weighted-average number of common shares outstanding - basic and diluted                                    11,133,179
======================================================================================================================

See Notes to Consolidated Financial Statements

                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------
For the three-month period ended October 31, 2000                                                          (unaudited)
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                                                   $(990,053)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                               91,082
    Common stock issued for services                                                                            98,420
    Common stock to be issued for services                                                                      28,240
    Allowance for doubtful accounts                                                                             30,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                                         (242,318)
      Decrease in due from related parties                                                                      51,066
      Increase in prepaid expenses and other current assets                                                    (33,130)
      Increase in other assets                                                                                  (2,179)
      Increase in accounts payable and accrued expenses                                                        447,598
----------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                                               (521,274)
----------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activity:
    Purchases of property and equipment                                                                       (107,777)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Issuance of compensatory stock options                                                                           280
  Net proceeds from issuance of preferred stock                                                                659,944
  Principal payments on stockholder loans                                                                      (27,200)
----------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                                            633,024
----------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                                        3,973

Cash and cash equivalents at beginning of period                                                               239,979
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                                $    243,952
======================================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                                                $      2,394
======================================================================================================================

See Notes to Consolidated Financial Statements

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Basis of presentation
------------------------------

The accompanying consolidated financial statements reflect the operations of eAutoclaims.com and its wholly owned Subsidiaries for the three-month period ended October 31, 2000. eAutoclaims.com, Inc. and Transformation Processing, Inc. completed a reverse merger on May 25, 2000. Prior to the reverse merger, Transformation Processing, Inc. had ceased operations. The Company began operations on December 7, 1999.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of the Company as of October 31, 2000 and its results of operations and its cash flows for the three-month period ended October 31, 2000. Results of operations for the three-month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001.

Note 2 - Per share calculations
-------------------------------

Basic loss per share is computed as net loss divided by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities. Potential common shares have not been included in diluted loss per share since the effect would be anti-dilutive. The calculation of basic and diluted loss per common share is as follows:

Net loss                                                              (990,053)

Less: Preferred stock dividends                                        (16,153)
         Deduction related to Series A convertible
           preferred stock                                          (1,916,382)
                                                         -----------------------

Net loss applicable to common stock                               $ (2,922,588)
                                                         =======================

Basic and diluted:

Weighted average number of common shares outstanding                11,133,179
                                                         =======================

Basic and diluted loss per common share                           $      (0.26)
                                                         =======================


Note 3 - Equity Transactions
----------------------------

As of July 31, 2000, the Company had not issued any shares of preferred stock but had received $500,000 in cash toward shares of preferred stock. During the three-month period ended October 31, 2000, the Company received an additional $659,944 in cash that was net of $140,056 of offering costs and issued 260 shares of preferred stock.

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In connection with the issuance of convertible preferred stock, the Company issued warrants to purchase 463,922 shares of common stock. The warrants are exercisable at prices ranging from $3.00 to $4.50 per share, are exercisable upon issuance, and expire in five years. The fair value of $1,157,987 attributable to the warrants has been treated as a cost associated with the issuance of the convertible preferred stock, and has been recorded as an increase to accumulated deficit and an increase in the net loss available to common shareholders.

On the date of issuance of the convertible preferred stock, a beneficial conversion feature of the convertible stock existed represented by the intrinsic value of that feature. That amount is calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the preferred stock is convertible. This amount has been recorded as an increase to accumulated deficit and an increase in the net loss available to common shareholders. The aggregate amount attributable to the beneficial conversion feature is $618,339.

During the three-month period ended October 31, 2000, the company issued 2,372 shares of restricted common stock on the acquisition of SalvageConnection.com, Inc. These shares were valued at the fair market value at the date of issuance that totaled $12,000.

During the three-month period ended October 31, 2000, the Company entered into agreements with three consultants to provide services to the Company. These consultants will receive cash and approximately 116,000 shares of the Company's common stock for these services. The Company will record a charge to operations when the services are performed based on the fair market value of the shares of common stock at the time of issuance. During the three-month period ended October 31, 2000, approximately $98,000 was charged to operations as a result of these agreements. At October 31, 2000, 45,357 common shares have been earned.

During the three-month period ended October 31, 2000, the Company agreed to issue 50,000 shares of common stock in exchange for $100,000 of legal services. As of October 31, 2000, $28,240 in legal services has been invoiced. At October 31, 2000, 14,120 common shares have been earned.

During the three-month period ended October 31, 2000, the Company issued options to employees to purchase 187,000 shares of common stock. The exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant.

Note 4 - Acquisitions
---------------------

On  August  1,  2000,   the  Company   acquired   the   outstanding   shares  of
SalvageConnection.com, Inc. for the issuance of 2,372 shares of restricted common stock. These shares were valued at the fair market value at the date of issuance that totaled $12,000. SalvageConnection.com is an Internet-based procurement network for recycled and remanufactured automobile parts.
SalvageConnection.com was incorporated in December 1999 had no significant assets and liabilities and has not had any substantial operations since incorporation. The acquisition has been accounted for as a purchase with the entire consideration recorded as goodwill, to be amortized over 7 years.

Note 5 - Additional information
-------------------------------

The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 11,158,096 indicated by the Company's records. The Company believes that its records are correct and is in the process of resolving this difference. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment which might be necessary to resolve this difference.

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6 - Subsequent Events
--------------------------

In December 2000, the Company issued 60 shares of preferred stock for $270,000 in cash that was net of $30,000 of offering costs. In connection with the preferred stock, warrants to purchase 128,023 shares of common stock of the Company were issued. These warrants are exercisable at prices ranging from $1.4625 to $4.50 per share, are exercisable upon issuance, and expire in five years.

                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-QSB, that are not purely historical, are forward-looking information and statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-QSB. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things, our ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately and many of which may be beyond our control. Although the we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this form 10-QSB will prove to be accurate.


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


RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2000

The accompanying consolidated financial statements reflect the operations of eAutoclaims.com and its wholly owned Subsidiaries for the three-month period ended October 31, 2000. eAutoclaims.com, Inc. and Transformation Processing, Inc. completed a reverse merger on May 25, 2000. Prior to the reverse merger, Transformation Processing, Inc. had ceased operations. Comparisons to the prior three-month period operating results are not meaningful and have been excluded from these financial statements and discussions. The Company began operations on December 7, 1999.

                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

REVENUE

Total Revenue for the three-month period ended October 31, 2000 was approximately $2.4 million, which consists of approximately $1.3 in collision repairs management for insurance companies, approximately $750,000 in glass repairs, and approximately $350,000 in fleet repairs management and other repairs and fees. These revenues reflect the operations of Premier Express Claims, Inc. for the full three-month period, which contributed approximately $770,000 in revenue for the three-month period ended October 31, 2000. Our revenues for the three-month period ended October 31, 2000 exceed our revenues for the period from our date of inception (December 7, 1999) to July 31, 2000, which were approximately $1.7 million. This increase is attributed to the growth in revenues from our core collision repairs management business as well as the inclusion of our Premier Express Claims operations for the full three-month period.

eAutoclaims.com, Inc. recognizes revenues by assuming the risk and completing the repair of insurance claims for insurance companies and on corporately own fleet vehicles. In addition to recognizing revenue associated with the repair of insurance claims, we charge additional fees on a per-claims basis to our insurance and corporate fleet customers pursuant to the terms of a Services Agreement.

EXPENSES

Claims processing charges for the three-month period ended October 31, 2000 were approximately $2 million, or 81% of revenues. Claims processing charges include the costs of collision repairs paid by eAutoclaims.com to its collision repair shop network. We expect margins on claims repairs to remain low in the near future as we use favorable pricing as a means to obtain increased market share.

We are dependent upon our third party collision repair shops for insurance claims repairs. eAutoclaims.com, Inc. currently includes over 2,000 affiliated repair and 4,000 auto glass vendors facilities in its network for insurance claims repairs. We electronically audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the quality of service provided by a collision repair shop falls below a satisfactory standard leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and, if required, establish similar relationships with other collision repair shops. Total selling, general and administrative expenses for the three-month period ended October 31, 2000 were approximately $1.35 million, or 56% of revenue. Selling, general and administrative expenses consisted of salaries and other personnel related expenses, facilities related expenses, legal and other professional fees, advertising costs, and travel expenses. Total non-cash charges for the three-month period ended October 31, 2000 that included selling, general and administrative expenses and depreciation and amortization were approximately $252,000. Non-cash charges included approximately $161,000 in charges incurred pertaining to consulting agreements for investor relations services, legal, and professional consultants. During the three-month period ended October 31, 2000 we incurred payroll related expenses of approximately $637,000.

Depreciation and amortization was approximately $91,000 for the three-month period ended October 31, 2000. Depreciation of fixed assets represented approximately $31,000. Amortization expense of approximately $60,000 reflects the amortization of goodwill associated with our Premier Express Acquisition.

In the event that we continue to acquire other companies, amortization of goodwill will continue to have an impact on our results of operations in the future. Based on our previous acquisitions, future amortization of goodwill will reduce net income from operations by approximately $60,000 in each quarter through 2007.

Interest expense, net of interest income was $861 for the three-month period ended October 31, 2000. Interest expense related primarily to interest on shareholder loans and capital leases and interest income resulted primarily form interest earned on our cash reserves.

NET LOSS

We recorded a net loss of $990,053 for the three-month period ended October 31, 2000, because the our revenues were not sufficient to cover our costs incurred. Management is continuing to develop its infrastructure to support its rapid growth and we believe that our business operations will benefit in the long-term by supporting higher levels of claims processing charges leading to increased

                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES


revenues. Contributing to the current net loss were non-cash expenses of approximately $161,000 pertaining to consulting agreements for investor relations services, legal, and professional consultants. During the three-month period ended October 31, 2000, our net losses have narrowed on a month-by-month basis. It is expected that we will break-even between the fourth quarter of this fiscal year and the second quarter of fiscal year 2002, however there are no assurances that we will be able to meet this objective or obtain future profitability.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2000, we had a cash and cash equivalents of $243,952 and a working capital deficiency of approximately $164,000. The primary source of our working capital during the three-month period ended October 31, 2000, was from the sale of our preferred stock to Thomson Kernaghan.

eAutoclaims.com's operations generated negative cash flow of $521,274 during the three-month period ended October 31, 2000, and management expects a significant use of cash during the upcoming fiscal quarter as it funds its operating businesses. There is no assurance we will continue to sustain our growth. Our business has grown significantly since our inception. We believe that our current cash resources, access to capital and cash flow from operations will be sufficient to sustain our operations for at least 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. In order to sustain our growth, we will require substantial additional capital. Although we are currently negotiating with two different funding sources for additional capital, there is no assurance we will obtain such capital. If we raise additional funds through the issuance of our securities, these securities may have rights, preferences or privileges senior to those of our Common Stock, and our stockholders may experience additional dilution to their equity ownership.

As of July 31, 2000, the Company had not issued any shares of preferred stock but had received $500,000 in cash toward shares of preferred stock. During the three-month period ended October 31, 2000, the Company received an additional $659,944 in cash that was net of $140,056 of offering costs and issued 260 shares of preferred stock for total cash received of $1.3 million. We have an obligation to register these shares of Common Stock underlying the Preferred Stock to provide these investors future liquidity of their investment. We have escrowed 292,500 shares of Common Stock underlying the conversion rights of all of our 260 shares of Preferred Stock.

In December 2000, the Company issued 60 shares of preferred stock for $270,000 in cash that was net of $30,000 of offering costs. In connection with the preferred stock, warrants to purchase 128,023 shares of common stock of the Company were issued. These warrants are exercisable at prices ranging from $1.4625 to $4.50 per share, are exercisable upon issuance, and expire in five years.

We will need capital to implement our business objectives. We cannot provide any assurance that we will be successful in raising such capital, and such undertakings are difficult to complete. Although management is optimistic that we will be successful in obtaining future financing, there is no assurance that such financing will be available to meet our needs.

Our principle commitments at October 31, 2000 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

INFLATION

We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

SEASONALITY

eAutoclaims.com does not deem its revenues to be seasonal.

                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is subject to a number of lawsuits and claims arising out of the conduct of its business. Management believes that the probable resolution of such matters will not materially affect the financial position, results of operations or cash flows of the Company. In October 2000, EAUTO, Inc., a Texas corporation, asserted that the Company's use of its EAUTOCLAIMS.COM mark and website violated its federally registered EAUTO service mark. The Company denied this assertion since the marks are different, the services offered by the
Company are different than those offered by EAUTO, Inc., and there is no likelihood of confusion among relevant consumers. When EAUTO, Inc. refused to withdraw its assertions of trademark infringement, the Company filed a lawsuit styled EAUTOCLAIMS.COM, Inc. v. EAUTO, L.L.C., Case No. 8:00CV-1855-T-26B, in the United States District Court for the Middle District of Florida, Tampa Division seeking a judicial declaration that the Company's use of its EAUTOCLAIMS.COM mark and website are lawful. EAUTO, L.L.C. has yet to respond to this lawsuit.

On or about October 23, 2000, we received a demand letter from a website developer for $135,000 alleging breach of contract. Our management believes that we are entitled to a refund of $15,000. It is too early to predict the ultimate outcome of this dispute. On December 6, 2000, we were served with a complaint for breech of contract in the Pinellas County Circuit Court Case No. 00-8376-C1-5 alleging we owe $135,000 to Offshore Websites, Inc.

We believe that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

As of July 31, 2000, the Company had not issued any shares of preferred stock but had received $500,000 in cash toward shares of preferred stock. During the three-month period ended October 31, 2000, the Company received an additional $659,944 in cash that was net of $140,056 of offering costs and issued 260 shares of preferred stock for total cash received of $1.3 million. In connection with the preferred stock were warrants to purchase shares of common stock of the Company. The Company issued 73,922 warrants to the agent, which are exercisable at a price of $4.50 per share, are exercisable upon issuance, and expire in five years. The Company also issued 390,000 warrants to the purchasers, which are exercisable at prices of $3.00 and $3.33 per share, are exercisable upon issuance, and expire in five years.

During the three-month period ended October 31, 2000, the company issued 2,372 shares of restricted common stock on the acquisition of SalvageConnection.com, Inc. These shares were valued at the fair market value at the date of issuance that totaled $12,000.

During the three-month period ended October 31, 2000, the Company entered into agreements with three consultants to provide services to the Company. These consultants will receive cash and approximately 116,000 shares of the Company's common stock for these services. The Company will record a charge to operations when the services are performed based on the fair market value of the shares of common stock at the time of performance.

During the three-month period ended October 31, 2000, the Company agreed to issue 50,000 shares of common stock in exchange for $100,000 of legal services. As of October 31, 2000, $28,240 in legal services has been invoiced.

ITEM 5. OTHER INFORMATION

On November 20, 2000, George Chajes resigned as a member of our Board of Directors.

On December 1, 2000, Tony Jessop was appointed as a member and Vice-Chairman of our Board of Directors to fill the vacancy created with the resignation of George Chajes.

On November 22, 2000 we entered into a distribution arrangement with Comp-Est, Inc., which is a developer of a Windows-based collision estimating software. We intend to market this software product to members of our automobile repair facilities network. If we purchase at least 100 software units within a 10 month period beginning November 1, 2000 and purchase an average of 15 software units thereafter, beginning July 1, 2001 Comp-Est has agreed not to sell the software

                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES


to our competitors. Assuming compliance with the above minimum purchase requirements, this agreement has a 10-year term. We agree not to sell this software package to Comp-Est's current customers and Comp-Est has agreed not to sell renewals to our customers. We anticipate generating a monthly subscription fee of $200 per month from each participating repair facility. We believe that the addition of this software product will increase our revenues and improve the quality of our services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   December 15, 2000          By:     /s/ Eric Seidel
                                           -----------------------
                                           Eric Seidel, Chief Executive Officer


                                   By:     /s/ Scott Moore
                                           -----------------------
                                           Scott Moore, Chief Financial Officer