Form 10QSB
period 2001-01-31
EAUTOCLAIMS COM INC
filed 2001-03-19
CIK 1034694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended January 31, 2001

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

     [ X ] Yes [   ] No

     The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of January 31, 2001 was 11,224,900.

     Transitional Small Business Disclosure Format:

     [   ] Yes [ X ] No

                         TRANSFORMATION PROCESSING, INC.
                         ------------------------------
          (Former name or former address, if changed since last report)

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES


                                                            INDEX TO FORM 10-QSB
--------------------------------------------------------------------------------









                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                2

   Balance Sheets                                                         3
   Statement of Operations                                                4
   Statement of Stockholders Equity                                       5
   Statement of Cash Flows                                                6
   Notes to Consolidated Financial Statements                             7

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                           10

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                               15

Item 2.  Changes in Securities                                           15

Item 5.  Other Information                                               16

Item 6.  Exhibits and Reports on Form 8-K                                16

Signatures                                                               17

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


                                                                      EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                                                                 CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------

                                                                              January 31,        July 31,
                                                                                 2001              2000
------------------------------------------------------------------------------------------------------------
ASSETS                                                                        (Unaudited)

Current Assets:
  Cash and cash equivalents                                                   $   815,302     $   239,979
  Accounts receivable, less allowance for doubtful accounts
    of $60,000 and $30,000, respectively                                        1,180,224         578,729
  Due from related parties                                                        138,867         182,684
  Preferred stock subscription receivable                                         250,000               -
  Prepaid expenses and other current assets                                        33,503          81,686
------------------------------------------------------------------------------------------------------------
         Total current assets                                                   2,417,896       1,083,078

Property and Equipment, net of accumulated depreciation
   of $123,485 and $55,731, respectively                                          456,858         285,212

Goodwill, net of accumulated amortization
    of $126,569 and $7,019, respectively                                        1,547,083       1,654,633

Other Assets                                                                       24,402          11,661

Deferred Income Tax Asset, net of valuation
   allowance of $1,746,000 and $1,121,000, respectively                                 -               -
------------------------------------------------------------------------------------------------------------
         Total Assets                                                         $ 4,446,239     $ 3,034,584
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                      $ 2,367,586     $   778,265
   Loans payable - stockholders                                                   177,800         218,365
------------------------------------------------------------------------------------------------------------
         Total current liabilities                                              2,545,386         996,630

Loans Payable - stockholders, net of current maturities                                 -          66,635
------------------------------------------------------------------------------------------------------------
         Total liabilities                                                      2,545,386       1,063,265
------------------------------------------------------------------------------------------------------------



Stockholders' Equity:
  Preferred stock to be issued                                                          -         500,000
  Convertible preferred stock - $.001 par value; authorized 5,000,000 shares, issued and outstanding 420 and -0- shares, respectively,
   aggregate liquidation preference of $2,100,000                                       1               -
  Common stock - $.001 par value; authorized 50,000,000 shares, issued
   and outstanding 11,224,900  and 10,790,367 shares, respectively                 11,225          10,790
  Common stock to be issued                                                             -       1,320,000
  Additional paid-in capital                                                   10,128,848       3,216,286
  Accumulated deficit                                                          (8,239,221)     (3,075,757)
------------------------------------------------------------------------------------------------------------
         Stockholders' equity                                                   1,900,853       1,971,319
------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                           $ 4,446,239     $ 3,034,584
============================================================================================================

See Notes to Consolidated Financial Statements



                                                                  EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------

                                                                                           Period from
                                                   Three-month period Six-month period  December 7, 1999
                                                          ended            ended         (inception) to
                                                   January 31, 2001  January 31, 2001   January 31, 2000
--------------------------------------------------------------------------------------------------------
                                                     (Unaudited)       (Unaudited)         (Unaudited)
Revenue:
  Collision repairs management                      $ 4,071,128      $  5,383,024        $     50,586
  Glass repairs                                         544,198         1,288,102                   -
  Fleet repairs management                              293,741           528,665             134,203
  Other repairs and fees                                143,881           272,646               3,161
--------------------------------------------------------------------------------------------------------
Total revenue                                         5,052,948         7,472,437             187,950
--------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                           4,205,861         6,175,825             159,848
  Selling, general and administrative                 1,387,204         2,735,700              81,297
  Depreciation and amortization                          96,222           187,304                   -
--------------------------------------------------------------------------------------------------------
Total expenses                                        5,689,287         9,098,829             241,145
--------------------------------------------------------------------------------------------------------
Net loss                                            $  (636,339)     $ (1,626,392)        $   (53,195)
========================================================================================================

Loss per common share - basic and diluted           $     (0.21)     $      (0.46)        $     (0.01)
========================================================================================================

Weighted-average number of
 common shares outstanding - basic and diluted       11,193,181        11,163,128           6,093,750
=========================================================================================================

See Notes to Consolidated Financial Statements


                                                                                             EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
    Six-month period ended January 31, 2001 (unaudited)
                                                         Preferred                    Common   Additional
                                        Preferred Stock  Stock to    Common Stock    Stock to    Paid-in   Accumulated Stockholders'
                                       Shares     Amount Be Issued Shares     Amount Be Issued   Capital     Deficit     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2000                      -       -    500,000 10,790,367  10,790  1,320,000  3,216,286  (3,075,757)  1,971,319
(unaudited)
    Issuance of common stock                  -       -          -    320,000     320 (1,320,000) 1,319,680           -           -
    Shares of common stock issued
     in acquisition                           -       -          -      2,372       2          -     11,998           -      12,000
    Issuance of common stock for services     -       -          -    112,161     113          -    239,967           -     240,080
    Issuance of preferred stock             420     $ 1   (500,000)         -       -          -  1,849,943           -   1,349,944
    Recognition of beneficial conversion
     feature of convertible preferred stock   -       -          -          -       -          -  1,715,198  (1,715,198)          -
    Proceeds from stock options               -       -          -          -       -          -        740           -         740
     Accrued dividend on preferred stock      -       -          -          -       -          -          -     (46,838)    (46,838)
    Fair value of warrants issued in
     connection with the preferred stock      -       -          -          -       -          -  1,775,036  (1,775,036)          -
    Net loss                                  -       -          -          -       -          -          -  (1,626,392) (1,626,392)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2001 (unaudited)     420     $ 1          - 11,224,900 $11,225        $ - $10,128,848 $(8,239,221) $1,900,853
====================================================================================================================================

See Notes to Consolidated Financial Statements


                                                                    EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------
                                                                                           Period from
                                                                       Six-month period  December 7, 1999
                                                                             ended         (inception) to
                                                                       January 31, 2001   January 31, 2000
----------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)         (Unaudited)


Cash flows from operating activities:
  Net loss                                                              $ (1,626,392)      $   (53,195)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                                            187,304                 -
    Common stock issued for services                                         212,293                 -
    Allowance for doubtful accounts                                           30,000                 -
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                       (631,495)         (186,144)
      Decrease (increase) in due from related parties                         43,817           (80,849)
      Decrease in prepaid expenses and other current assets                   48,183                 -
      Increase in other assets                                               (12,741)                -
      Increase in accounts payable and accrued expenses                    1,570,270           213,750
----------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                           (178,761)         (106,438)
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                       (239,400)         (102,021)
----------------------------------------------------------------------------------------------------------


Cash flows from financing activities:
  Proceeds from stock options                                                    740                 -
  Net proceeds from issuance of preferred stock                            1,099,944
  Net proceeds from issuance of common stock                                       -           450,000
  Principal payments on stockholder loans                                   (107,200)                -
----------------------------------------------------------------------------------------------------------
            Cash provided by financing activities                            993,484           450,000
----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                    814,723           343,562

Cash and cash equivalents at beginning of period                             239,979                 -
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                              $  1,054,702       $   343,562
==========================================================================================================
Transfer of fixed assets for stock                                                 -       $    68,930
==========================================================================================================


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                              $      9,236       $         -
==========================================================================================================


Supplemental disclosure of noncash investing and financing activities:

  Receivable in connection with preferred stock                         $    250,000       $         -
==========================================================================================================
  Contribution of fixed assets for common stock                         $          -       $    68,930
==========================================================================================================

See Notes to Consolidated Financial Statements

                                         EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Basis of presentation
------------------------------

The accompanying consolidated financial statements reflect the operations of eAutoclaims.com and its wholly owned Subsidiaries for the three-month and six-month periods ended January 31, 2001 and for the period from December 7, 1999 (inception) to January 31, 2000. eAutoclaims.com, Inc. and Transformation Processing, Inc. completed a reverse merger on May 25, 2000. Prior to the reverse merger, Transformation Processing, Inc. had ceased operations. The Company began operations on December 7, 1999.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of the Company as of January 31, 2001 and its results of operations and its cash flows for the three-month and six-month periods ended January 31, 2001 and for the period from December 7, 1999 (inception) to January 31, 2000. Results of operations for the three-month and six-month periods ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001.

Note 2 - Per share calculations
-------------------------------

Basic loss per share is computed as net loss divided by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. Potential common shares have not been included in diluted loss per share since the effect would be anti-dilutive. The calculation of basic and diluted loss per common share is as follows:


                                                                                           Period from
                                                   Three-month period Six-month period  December 7, 1999
                                                          ended            ended         (inception) to
                                                   January 31, 2001  January 31, 2001   January 31, 2000
                                                   -----------------------------------------------------
Net loss                                               $   (636,339)    $ (1,626,392)       $  (53,195)

Less: Preferred stock dividends                             (30,685)         (46,838)                -
         Deduction related to Series A convertible
           preferred stock                               (1,713,908)      (3,490,234)                -
                                                      --------------    -------------    --------------

Net loss applicable to common stock                    $ (2,380,932)    $ (5,163,464)        $ (53,195)
                                                      ==============    =============    ==============

Basic and diluted:

Weighted average number of
 common shares outstanding                               11,193,181       11,163,128          6,093,750
                                                      ==============    =============    ===============

Basic and diluted loss per common share                $      (0.21)    $      (0.46)        $    (0.01)
                                                      ==============    =============    ===============


                                         EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3 - Equity Transactions
----------------------------

As of July 31, 2000, the Company had not issued any shares of preferred stock but had received $500,000 in cash toward shares of preferred stock. During the six-month period ended January 31, 2001, the Company issued 420 shares of preferred stock and received an additional $1,099,944 in cash that was net of $250,056 of offering costs and $250,000 which was received subsequent to January 31, 2001.

In connection with the issuance of convertible preferred stock, the Company issued warrants to purchase 818,165 shares of common stock. The warrants are exercisable at prices ranging from $1.4625 to $4.50 per share, are exercisable upon issuance, and expire in five years. The fair value of $1,775,036 attributable to the warrants has been treated as a cost associated with the issuance of the convertible preferred stock, and has been recorded as an increase to accumulated deficit and an increase in the net loss available to common shareholders.

On the date of issuance of the convertible preferred stock, a beneficial conversion feature of the convertible stock existed represented by the intrinsic value of that feature. That amount is calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the preferred stock is convertible. This amount has been recorded as an increase to accumulated deficit and an increase in the net loss available to common shareholders. The aggregate amount attributable to the beneficial conversion feature is $1,715,198.

During the six-month period ended January 31, 2001, the company issued 2,372 shares of restricted common stock on the acquisition of SalvageConnection.com, Inc. These shares were valued at the fair market value at the date of issuance that totaled $12,000.

During the six-month period ended January 31, 2001, the Company entered into agreements with three consultants to provide services to the Company. These consultants will receive cash and 86,136 shares of the Company's common stock for these services. The Company will record a charge to operations when the services are performed based on the fair market value of the shares of common stock at the time of issuance. During the six-month period ended January 31, 2001, approximately $142,073 was charged to operations as a result of these agreements. At January 31, 2001, 68,621 common shares have been earned.

During the six-month period ended January 31, 2001, the Company agreed to issue 50,000 shares of common stock in exchange for $100,000 of legal services. As of January 31, 2001, $76,620 in legal services had been invoiced (of which 18,900 had been treated as a cost of issuance of the preferred stock) and 38,310 common shares have been earned.

During the six-month period ended January 31, 2001, the Company issued options to employees to purchase 781,050 shares of common stock. The exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant.

During January 2001, the Company issued 5,230 shares of common stock to directors in exchange for their services. The Company charged operations $12,500, which was equal to the fair market value of the shares when earned.

                                        EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Note 5 - Additional information
-------------------------------

The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 11,224,900 indicated by the Company's records. The Company believes that its records are correct and is in the process of resolving this difference. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.

Note 6 - Subsequent Events
--------------------------

In February 2001, the Company received $250,000 in cash that was net of $80,000 of offering costs for preferred stock issued prior to January 31, 2001 that was reflected as a preferred stock subscription receivable on the Company's balance sheet at January 31, 2001.

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


GENERAL

eAutoclaims.com, Inc. ("eAutoclaims.com", the "Company" or "we") provides Internet based vehicle collision claims administration services for insurance companies and self-insured automobile fleet management companies. On behalf of our customers, we administer the vehicle repair process from the reporting of the accident through the repair of damage. We monitor and audit all repair work to help assure that high quality repair work is performed at the negotiated price. eAutoclaims.com has established a nationwide network of approximately 2,200 automotive repair shops and 4,100 glass shops. We derive our revenues from administrative fees paid by our customers and by sharing in discounts that we obtain on behalf of our customers from parts and service providers when processing collision work through our system.

Our business model is similar to that of health maintenance organizations ("HMO's") and preferred provider organizations ("PPO's"). HMO's and PPO's seek to control the cost of medical services by bringing the various health care providers, such as doctors and hospitals, together in a single organization, thereby exerting control over the costs of services paid for by the HMO or PPO. eAutoclaims.com administers the vehicle repair process from the reporting of the accident through the satisfactory repair of damage. We coordinate the activities of the insurance company, its insured, and the various parties involved in evaluating a repair, negotiating the cost of parts and services, and performing necessary repair services. We monitor the performance of parts and service providers to help assure that the expectations of the insurance company for quality, timeliness and cost are being met. As HMO's and PPO's have relationships with many providers, we have established relationships with approximately 2,200 body shops and over 4,100 glass shops throughout the United States. Because of these relationships, we are typically able to obtain lower cost parts and services for our customers and increase the volume of work for repair shops that are part of our preferred provider network.


RESULTS OF OPERATIONS

The accompanying consolidated financial statements reflect the operations of eAutoclaims.com and its wholly owned Subsidiaries for the three-month and six-month periods ended January 31, 2001. eAutoclaims.com, Inc. and Transformation Processing, Inc. completed a reverse merger on May 25, 2000. Prior to the reverse merger, Transformation Processing, Inc. had ceased operations. Since the Company began operations on December 7, 1999, and there

                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES


were no material operations during the prior three-month and six-month period ended January 31, 2000 operating results are not meaningful and have been excluded from these discussions.

FOR THE THREE-MONTH PERIOD ENDED JANUARY 31, 2001

REVENUE

Total Revenue for the three-month period ended January 31, 2001 was $5,052,948, which consists of $4,071,128 in collision repairs management for insurance companies, $544,198 in glass repairs, $293,741 in fleet repairs management, and $143,881 in other repairs and fees. Revenues increased from $2,419,489 in the three-month period ended October 31, 2000 to $5,052,948 for the three-month period ended January 31, 2001, an increase of $2,633,459 or 109%. This increase is primarily the result of growth in revenues attributed to our core collision repairs management business which increased from $1,311,896 for the three-month period ended October 31, 2000 to $4,071,128 for the three-month period ended January 31, 2001. During these periods collision repairs management revenues increased $2,759,232 or 210%. During the three-month period ended January 31,
2001, we derived 64% of our revenues from one customer. The loss of this customer or a significant reduction in the amount of business it does with us would substantially reduce our revenues and adversely affect our operations. We have signed a letter of intent with an insurance company that is ranked in the top 25 insurance companies in revenue in the United States. If finalized, this customer is expected to process claims that will meet or exceed revenues for our current largest customer and thereby significantly reduce our revenue concentrations with our existing largest customer.

EXPENSES

Claims processing charges for the three-month period ended January 31, 2001 were $4,205,861, or 83% of revenues which increased 2% from 81% of revenues in the three-month period ended October 31, 2000. This increase is caused by volume discounts extended to our largest customers that caused claims processing charges as a percentage of collision repairs management revenues to increase in the period ended January 31, 2001. Claims processing charges include the costs of collision repairs paid by eAutoclaims.com to its collision repair shop network. We expect margins on claims repairs to remain low in the near future as we use favorable pricing as a means to obtain increased market share. However, we expect our margins as a whole to increase by supplementing our collision repairs management revenues with new complimentary higher margin product lines such as the sale of estimating software to independent adjustors and appraisers and click fees associated with uploading information from our network.

We are dependent upon our third party collision repair shops for insurance claims repairs. eAutoclaims.com, Inc. currently includes over 2,200 affiliated repair and 4,100 auto glass vendors facilities in its network for insurance claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the quality of service provided by a collision repair shop falls below a satisfactory standard leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and providing staff inspections of our network shops and, if required, establish similar relationships with other collision repair shops.

Selling, general and administrative expenses for the three-month period ended January 31, 2001 were $1,387,204, or 27% of revenue. Selling, general and administrative expenses have decreased substantially as a percentage of revenues when compared to the three-month period ended October 31, 2000. Selling, general and administrative expenses for the three-month period ended October 31, 2000 were $1,348,496 or 56% of revenues. Selling, general and administrative expenses consisted of salaries and other personnel related expenses, facilities related expenses, legal and other professional fees, advertising costs, and travel expenses. This decrease as a percentage of revenues from the first quarter to the second quarter is a result of economies of scale realized from our

                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES


established infrastructure. Total non-cash charges for the three-month period ended January 31, 2001 that included selling, general and administrative expenses and depreciation and amortization were $243,228. Non-cash charges included $147,006 in charges incurred pertaining to consulting agreements for investor relations services, legal, and professional consultants. During the three-month period ended January 31, 2001 we incurred payroll related expenses of $936,971.

Depreciation and amortization was $96,222 for the three-month period ended January 31, 2001. Depreciation of fixed assets represented $36,446. Amortization expense of $59,776 reflects the amortization of goodwill associated with our Premier Express Acquisition.

In the event that we continue to acquire other companies, amortization of goodwill will continue to have an impact on our results of operations in the future. Based on our previous acquisitions, future amortization of goodwill will reduce net income from operations by approximately $60,000 in each quarter through 2007.

Interest expense that is included in selling, general and administrative expenses, net of interest income was approximately $4,000 for the three-month period ended January 31, 2001. Interest expense related primarily to interest on shareholder loans and capital leases and interest income resulted primarily form interest earned on our cash reserves.

NET LOSS

We recorded a net loss of $636,339 for the three-month period ended January 31, 2001. We reduced our net loss by $353,714 or 36% from the period ended October 31, 2000. In addition our net loss as percentage of revenues decreased from 41% in the three-month period ended October 31, 2000 to 13% in the three-month period ended January 31, 2001. This decrease is the result of marginal increases in selling, general and administrative expenses and substantial revenue growth from our collision repairs management business during the three-month period ended January 31, 2001. Net loss before non-cash charges incurred pertaining to consulting agreements for investor relations services, legal, and professional consultants and depreciation and amortization was $393,111 or 8% of revenues for the three-month period ended January 31, 2001. Management is continuing to develop its infrastructure to support its rapid growth and we believe that our business operations will benefit in the long-term by supporting higher levels of claims processing charges leading to increased revenues. It is expected that we will break-even between the fourth quarter of this fiscal year and the second quarter of fiscal year 2002, however there are no assurances that we will be able to meet this objective or obtain future profitability.

FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2001

REVENUE

Total Revenue for the six-month period ended January 31, 2001 was $7,472,437, which consists of $5,383,024 in collision repairs management for insurance companies, $1,288,102 in glass repairs, $528,665 in fleet repairs management, and $272,646 in other repairs and fees. Revenues for the three-month period ended January 31, 2001 represented 68% of revenues in the six-month period ended January 31, 2001. During the six-month period ended January 31, 2001, we derived 52% of our revenues from one customer. The loss of this customer or a significant reduction in the amount of business it does with us would substantially reduce our revenues and adversely affect our operations. We have signed a letter of intent with an insurance company that is ranked in the top 25 insurance companies in revenue in the United States. If finalized, this customer is expected to process claims that will meet or exceed revenues for our current largest customer and thereby significantly reduce our revenue concentrations with our existing largest customer.

                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

EXPENSES

Claims processing charges for the six-month period ended January 31, 2001 were $6,175,825, or 83% of revenues. Of this percentage, claims management costs represented 61%, while glass and other costs represented 22% of total claims processing charges during this period. Claims processing charges include the costs of collision repairs paid by eAutoclaims.com to its collision repair shop network. We expect margins on claims repairs to remain low in the near future as we use favorable pricing as a means to obtain increased market share. However, we expect our margins as a whole to increase by supplementing our collision repairs management revenues with new complimentary higher margin product lines such as the sale of estimating software to independent adjustors and appraisers and click fees associated with uploading information from our network.

We are dependent upon our third party collision repair shops for insurance claims repairs. eAutoclaims.com, Inc. currently includes over 2,200 affiliated repair and 4,100 auto glass vendors facilities in its network for insurance claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the quality of service provided by a collision repair shop falls below a satisfactory standard leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and providing staff inspections of our network shops and, if required, establish similar relationships with other collision repair shops.

Selling, general and administrative expenses for the six-month period ended January 31, 2001 were $2,735,700 or 37% of revenue. Total non-cash charges for the six-month period ended January 31, 2001 that included selling, general and administrative expenses and depreciation and amortization were $399,597. Non-cash charges included $212,293 in charges incurred pertaining to consulting agreements for investor relations services, legal, and professional consultants. During the six-month period ended January 31, 2001 we incurred payroll related expenses of $1,573,979.

Depreciation and amortization was $187,304 for the six-month period ended January 31, 2001. Depreciation of fixed assets represented $67,754. Amortization expense of $119,550 reflects the amortization of goodwill associated with our Premier Express Acquisition.

In the event that we continue to acquire other companies, amortization of goodwill will continue to have an impact on our results of operations in the future. Based on our previous acquisitions, future amortization of goodwill will reduce net income from operations by approximately $60,000 in each quarter through 2007.

Interest expense that is included in selling, general and administrative expenses, net of interest income was approximately $5,000 for the six-month period ended January 31, 2001. Interest expense related primarily to interest on shareholder loans and capital leases and interest income resulted primarily form interest earned on our cash reserves.

NET LOSS

Net loss for the six-month period ended January 31, 2001 was $1,626,392 or 22% of revenues. Net loss before non-cash charges incurred pertaining to consulting agreements for investor relations services, legal, and professional consultants and depreciation and amortization was $1,226,795 or 16% of revenues for the six-month period ended January 31, 2001. We expect our year-to-date net loss to narrow as the company experiences higher revenues that will increasingly absorb our fixed costs associated with our established infrastructure.

                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2001, we had cash and cash equivalents of $815,302 and a working capital deficiency of $127,490. The primary source of our working capital during the six-month period ended January 31, 2001, was from the sale of our preferred stock to Thomson Kernaghan.

eAutoclaims.com's operations generated negative cash flow of $178,761 during the six-month period ended January 31, 2001, and management expects a significant use of cash during the upcoming fiscal quarter as it funds its operating businesses. There is no assurance we will continue to sustain our growth. Our business has grown significantly since our inception. We believe that our current cash resources, access to capital and cash flow from operations will be sufficient to sustain our operations for at least 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. In order to sustain our growth, we will require substantial additional capital. If we raise additional funds through the issuance of our securities, these securities may have rights, preferences or privileges senior to those of our Common Stock, and our stockholders may experience additional dilution to their equity ownership.

As of July 31, 2000, we had not issued any shares of preferred stock but had received $500,000 in cash toward the purchase of shares of preferred stock. During the six-month period ended January 31, 2001, we received an additional $1,099,944 in cash that was net of $250,056 of offering costs and issued 420 shares of preferred stock for total gross cash received of approximately $1,850,000. Subsequent to January 31, 2001, the Company received $250,000 from the issuance of the January 26, 2001 preferred stock. We have an obligation to register these shares of Common Stock underlying the Preferred Stock to provide these investors future liquidity of their investment. In connection with the issuance of the preferred stock, we also issued, to purchasers of the preferred stock, warrants to purchase 818,165 shares of Common Stock. These warrants are immediately exercisable at prices ranging from $1.4625 to $4.50 per share and expire five years from the date of issue.

We will need capital to implement our business objectives. We cannot provide any assurance that we will be successful in raising such capital, and such undertakings are difficult to complete. Although management is optimistic that we will be successful in obtaining future financing, there is no assurance that such financing will be available to meet our needs. We have been advised that the purchasers do not intend to acquire any additional shares of our Series A Preferred Stock.

Our principle commitments at January 31, 2001 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

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

In July 2000, EAUTO, LLC, a Texas entity, asserted that the Company's use of its EAUTOCLAIMS.COM mark and website violated its federally registered EAUTO service mark. The Company denied this assertion on the grounds that the marks are different, the services offered by the Company are different than those offered by EAUTO, Inc. and there is no likelihood of confusion among relevant consumers. When EAUTO, Inc. refused to withdraw its assertions of trademark infringement, the Company filed a lawsuit styled EAUTOCLAIMS.COM, Inc. v. EAUTO, L.L.C., Case No. 8:00CV-1855-T-26, in the United States District Court of the Middle District of Florida, Tampa Division seeking a judicial declaration that the Company's use of its EAUTOCLAIMS.COM mark and website are lawful. On October 25, 2000, our attorneys received EAuto LLC's motion to dismiss for lack of personal jurisdiction and improper venue or alternatively a motion to transfer venue and memorandum or law in support of such motions. We objected to such motions. On January, 2001 eAuto, LLC announced it was ceasing operations and disposing of its assets, including its trademarks and domain names. eAuto, LLC's counsel has filed a motion to withdraw from the case. It is uncertain what effect these recent events will have on the ultimate outcome of this litigation.

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


ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

As of July 31, 2000, we had not issued any shares of preferred stock but had received $500,000 in cash toward the purchase of shares of preferred stock. During the six-month period ended January 31, 2001, we received an additional $1,099,944 in cash that was net of $250,056 of offering costs and issued 420 shares of preferred stock for total gross cash received $1,850,000. Subsequent to January 31, 2001, the Company received $250,000 from the issuance of the January 26, 2001 preferred stock. We have an obligation to register these shares of Common Stock underlying the Preferred Stock to provide these investors future liquidity of their investment. In connection with the issuance of the preferred stock, we also issued, to purchasers of the preferred stock, warrants to purchase 818,165 shares of Common Stock. These warrants are immediately exercisable at prices ranging from $1.4625 to $4.50 per share and expire five years from the date of issue.

During the six-month period ended January 31, 2001, the company issued 2,372 shares of restricted common stock on the acquisition of SalvageConnection.com, Inc. These shares were valued at the fair market value at the date of issuance that totaled $12,000.

During the six-month period ended January 31, 2001, the Company entered into agreements with three consultants to provide services to the Company. These consultants will receive cash and 86,136 shares of the Company's common stock for these services. The Company will record a charge to operations when the services are performed based on the fair market value of the shares of common stock at the time of performance.

                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES


During the six-month period ended January 31, 2001, the Company agreed to issue 50,000 shares of common stock in exchange for $100,000 of legal services. As of January 31, 2001, $76,620 in legal services had been invoiced and 38,310 common shares have been earned.


ITEM 5. OTHER INFORMATION

Since the Company is an ebusiness application service provider and Internet community has established the uses of the "e" as a symbol for eCommerce providers, the board has moved to file for a change in the Company's operating name to eAutoclaims.

On November 20, 2000, George Chajes resigned as a member of our Board of Directors.

On December 1, 2000, Tony Jessop was appointed as a member and Vice-Chairman of our Board of Directors to fill the vacancy created with the resignation of George Chajes.

On November 22, 2000 we entered into a distribution arrangement with Comp-Est, Inc., which is a developer of a Windows-based collision estimating software. We intend to market this software product to members of our automobile repair facilities network. If we purchase at least 100 software units within a 10 month period beginning November 1, 2000 and purchase an average of 15 software units thereafter, beginning July 1, 2001 Comp-Est has agreed not to sell the software to our competitors. Assuming compliance with the above minimum purchase requirements, this agreement has a 10-year term. We agree not to sell this software package to Comp-Est's current customers and Comp-Est has agreed not to sell renewals to our customers. We anticipate generating a monthly subscription fee of $200 per month from each participating repair facility. We believe that the addition of this software product will increase our revenues and improve the quality of our services.

In December 2000, we issued stock options to purchase 100,000 shares of our common stock to our board members. These options were issued at the market price on the date of granting and have an exercise price between $.90 and $1.31 per share. They vest immediately and are exercisable for a period of five years.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   March 16, 2001             By:      /s/ Eric Seidel
                                            ---------------
                                            Eric Seidel, Chief Executive Officer


                                   By:      /s/ Scott Moore
                                            ---------------
                                            Scott Moore, Chief Financial Officer