Form 10KSB/A
period 2000-07-31
EAUTOCLAIMS COM INC
filed 2001-05-10
CIK 1034694

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB


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

                  [ X ] Yes  [    ] No

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State  issuer's   revenues  for  its  most  recent  reporting  period  July  31,
2000........$1,751,710.

Aggregate market value of the voting stock held by non-affiliates of the registrant at July 31, 2000 was $29,289,915.

                         TRANSFORMATION PROCESSING, INC.
                         -------------------------------
          (Former name or former address, if changed since last report)

                               FORM 10-KSB - Index


                                     PART I
                                     ------


                                                                                             Page
                                                                                             ----
Item 1.           Description of Business ...................................................  2

Item 2.           Description of Property.................................................... 16

Item 3.           Legal Proceedings.......................................................... 16

Item 4.           Submission of Matters to a Vote of Security Holders........................ 16


                                     PART II


Item 5.           Market of the Registrant's Securities and Related Stockholder Matters...... 17

Item 6.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............................. 20

Item 7.           Financial Statements and Supplementary Data................................ 23

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......................................... 23

                                    PART III


Item  9.          Directors and Executive Officers of the Registrant......................... 23

Item 10.          Executive Compensation..................................................... 26

Item 11.          Security Ownership of Certain Beneficial Owners and Management............. 31

Item 12.          Certain Relationships and Related Transactions............................. 32

Item 13.          Exhibits, Consolidated Financial Statements,
                  Schedules and Reports on Form 8-K.......................................... 34

                  Signatures................................................................. 36


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


                                     PART I
                                     ------

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

We strive to provide our insurance company customers with new and innovative ways to control costs associated with processing collision claims without raising insurance premiums and help our fleet customers control costs of self-insuring their collision repairs. We help our clients lower their automobile claims losses by providing the following:

o Audit Trail - We audit every claim that comes into the system. This allows us to deliver the lowest available adjusted cost to out clients on every repair.

o Technology - We have built the first customized web-based auto claim assignment and delivery system for insurance companies and corporate fleets. eAutoclaims.com uses state-of-the-art technology and security for the transmission of files and records. In addition, we utilize digital cameras, Internet communication, advanced data storage and scanners for auto repair shops not yet equipped with digital cameras, to create a defined audit trail and high capacity digital storage. We provide these applications to our clients with their own private label that includes their corporate colors and logos, which makes the claims process transparent to both insurance company personnel and the insured.

o Shared Discounts - Unlike many other claims adjudicators, we share our volume discounts with our clients based on submitted volume.


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

Useful Features and Benefits of our System

o eAutoclaims.com (TM) Internet-based process allows our clients to assign their customers directly to the nearest network collision shop.

o    Provides  a  way  for  our  insurance   company  clients  to  control  loss
     development curves without raising premiums.

o Insurance companies are able to establish lower loss claims reserves. This, in turn, is used to free up capital and surplus allowing for additional premiums at lower premium rates.

o Our comprehensive claim administration and settlement process provides for lower paid claim costs with reduced down times.

o eAutoclaims.com helps reduces fraudulent claims through our process of claims investigation.

o Because of the faster settlement time our services provide, our insurance company clients are able to save costs because the amount of time that they are required to provide rental vehicles to their customers is reduced.

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

o        Prevention of Access to Data by Unauthorized Personnel

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

o        Protection from Catastrophic Events

eAutoClaims.com takes the following precautions to help assure continuous service in the event of catastrophic events such as fire, water intrusion or loss of power:

o All data and program code is backed up nightly to a magnetic tap array. One month of historical data is maintained onsite in a fireproof safe. If a fire were to destroy our facility, we would be able to deploy a fresh data set to our remotely hosted server within a matter of hours.
o An additional copy of historical data is stored on a development server outside of the production server area nightly to provide double redundancy protection.

o The NOC (Network Operation Center) is separately housed within the facility and has a dedicated power supply and air-handling unit.
o                 The fire suppression system is computer friendly.
o A clone of our application and database content is maintained on a server located in Win Gap, Pennsylvania and can be activated within one hour if necessary. In the event a hurricane threatens our location, we can deploy our content, notify our clients, and migrate our operation to our remote site well ahead of any impact to our area.

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

We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our Web site and services. The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to:

o        adapt to rapidly changing technologies;
o        adapt our services to evolving industry standards;
o continually improve the performance, features and reliability of our service in response to competitive service and product offerings and evolving demands of the marketplace.

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

If you would like to review additional information regarding the eAutoclaims.com merger, please refer to the following documents and filings:

o Agreement and Plan of Merger, dated May 25, 2000, filed as Exhibit 3.5 to this Form 10-KSB for fiscal year ended July 31, 2000.

o    Form 8-K, Items 1 and 5, filed on or about July 5, 2000.

o Form 8-K, filed on or about August 15, 2000, containing combined financial statements.

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

                                     PART II
                                     -------

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

In the event that we continue to acquire other companies, amortization of goodwill will continue to have an impact on our results of operations in the future. Based on our previous acquisitions, future amortization of goodwill will reduce net income from operations by approximately $219,000 in fiscal years through 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2000, we had a cash balance of $239,979 and a working capital deficiency of approximately $1,614,000. The primary source of our working capital during the year ended July 31, 2000, was from the sale of stock to Thomson Kernaghan.

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

Nicholas D. Trbovich, Jr., has been a director since June, 2000. He is a director and vice president of AMEX-listed Servotronics, Inc., President of TSB, Inc., a (Servotronics development subsidiary) and President and CEO of Queen Cutlery and of Ontario Knife Company (the U.S. Military's largest supplier of edged tools and survival knives).

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


                                                                                         Long-Term Compensation
                                                                                         ----------------------
                                    Annual Compensation                     Awards                         Payouts
                                    -------------------                     ------                         -------

                                                                                                          Long-Term
                                                              Other       Restricted     Securities      Incentive        All
Name  of  Individual &    Fiscal                              Annual         Stock        Underlying        Plan          Other
Principal Position         Year      Salary       Bonus    Compensation      Awards      Options/SARs      Payouts     Compensation
------------------------ --------- ------------ ---------- -------------- ------------- ---------------- ------------ --------------

Paul G. Mighton (1)        1999    $112,200        -0-          -0-           -0-             -0-            -0-           -0-
Chairman of the
Board and Chief
Executive Officer

Eric Seidel (2)            2000     $76,920        -0-          -0-           -0-           65,000           -0-           -0-
President and
Chief Executive
Officer
------------------------ --------- ------------ ---------- -------------- ------------- ---------------- ------------ --------------

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

Option/SAR Grants in Last Fiscal Year


         ----------------------- ----------------- ------------------- ----------------- ---------------------
                                                    Percent of Total
                                    Number of         Options/SARs
                                    Securities          Granted
                                    Underlying       to Employees/         Exercise
                                   Options/SARs        Directors           or Base            Expiration
         Name of Individual        Granted (1)       In Fiscal Year       Price (2)              Date
         ----------------------- ----------------- ------------------- ----------------- ---------------------
         Eric Seidel                  65,000             9.02%              $2.00              4/24/05
         ----------------------- ----------------- ------------------- ----------------- ---------------------

-----------------
     (1) Each option granted has a term of 5 years. All options granted were immediately vested and exercisable on May 31, 2000.
     (2) Mr. Seidel's option was granted above the fair market value of our Common Stock on April 24, 2000. Fair market value is based on the closing sales price of the Common Stock as reported on the OTC Electronic Bulletin Board on the business day preceding the date of grant.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table provides information with respect to the named officer concerning exercised and unexercised options in 2000.



------------------------- --------------- ------------------ ------------------------------- -------------------------
                                                                  Number of Securities         Value of Unexercised
                                                                 Underlying Unexercised            In-The-Money
                              Shares                                  Options/SARs                 Options/SARs
Name of                    Acquired on          Value            at Fiscal Year End (#)       at Fiscal Year End($)
Individual                 Exercise(#)       Realized($)       Exercisable/Unexercisable     Exercisable/Unexercisable
------------------------- --------------- ------------------ ------------------------------- -------------------------
Eric Seidel                    -0-               -0-                     65,000                      $71,045
------------------------- --------------- ------------------ ------------------------------- -------------------------
----------------

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

As of October 31, 2000, we have issued, or reserved for issuance, 1,369,422 shares of our Common Stock relating to outstanding options and warrants which are categorized as follows:

         Options issued to Directors                                110,000 (1)

         Options issued to Chief Executive Officer                   65,000 (2)

         Options issued in connection with acquisition of PEC       130,000 (3)

         Options issued to Employees                                531,500 (4)

         Options issued to Consultants                               65,000 (5)

         Options Outstanding prior to eAutoclaims.com merger          4,000

         Purchaser's Warrants                                       390,000 (6)

         Agent's Warrants                                            73,922 (7)
                                                                  ---------

                                    Total                         1,369,422
                                                                  =========

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 31, 2000, certain information concerning those persons known to us, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of shares of Common Stock, $.001 par value, of us by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and executive officer of us and its subsidiaries, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and officers as a group:



             ----------------------------------------- --------------------------- -------------------------
                                                           Amount and nature
                       Name and Address of                   of Beneficial           Percentage of Class
                       Beneficial Owner (1)                    Ownership                     (2)
             ----------------------------------------- --------------------------- -------------------------
             Eric Seidel                                    465,000 (3)                       4.1%
             Randal K. Wright                               321,000 (4)                       2.8%
             Scott Moore                                    102,000 (5)                        .9%
             Jeffrey D. Dickson                             368,000 (6) (7)                   3.3%
             George Chajes                                   22,000 (7)                        * %
             David Jolley                                    22,000 (7)                        * %
             Christopher Korge                               37,000 (7)                        * %
             Nicholas D. Trbovich, Jr.                       22,000 (7)                        * %
             Liviakis Financial
             Communications, Inc.                         2,019,000 (8)                      17.9%
             Thomson Kernaghan & Co., Ltd.,
             as Agent                                     1,389,589 (9)                      12.3%
             Paul G. Mighton                                 16,500 (10)                       * %
             Dominium Capital Fund                          734,114 (11)                      6.5%
             Sovereign Partners, Ltd.                       965,005 (11)                      8.5%


             ----------------------------------------- --------------------------- -------------------------
             All Directors and Officers
             as a Group                                   1,359,000                          12.0%
             ----------------------------------------- --------------------------- -------------------------

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

(6) 280,000 shares of our Common Stock were issued to Mr. Dickson as founder shares. Also includes options to acquire up to 65,000 shares of our Common Stock and 1,000 shares acquired in the open market. See Directors and Executive Officers - Director Compensation".

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

(9) Includes our shares and warrants held of record by Thomson Kernaghan or by other entities, which are controlled by Thomson Kernaghan or which Thomson Kernaghan has investment decision-making authority based upon information obtained from Thomson Kernaghan, which is summarized as follows:



             ------------------------------- ------------------------------ ------------------------- ---------------------
                                                       Number of                                           Number of
                         Holder                      Common Shares             Number of Warrants       Preferred Shares
             ------------------------------- ------------------------------ ------------------------- ---------------------
             Thomson Kernaghan                            nil                        73,922
             CALP II LP                                  596,676
             Fetu Holdings, Ltd.                         322,741
             T K Holdings, Ltd.                           43,750
             VC Advantage, Ltd.                           62,500                    120,000                     80
             VC Advantage (Bermuda)                                                 120,000                     80
             VMH Management                               25,000
             Gregory Badger                               25,000
                                                       ---------                    -------                    ---
                         Totals                        1,075,667                    313,922                    160
                                                       =========                    =======                    ===
             ------------------------------- ------------------------------ ------------------------- ---------------------

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are amended/restated in their entirety to reflect our merger with eAutoclaims.com.

Exhibit No.       Description
-----------       -----------

3.1               Articles of Incorporation of Samuel Hamann Graphix, Inc. (Nevada) as amended.(1)
3.2               Articles of Merger between Samuel Hamann Graphix,  Inc. (Nevada) and Samuel Hamann Graphix,
                  Inc. (California).(1)
3.3               By-laws of Transformation Processing Inc. (Nevada).(1)
3.4               Articles of Merger between of TPI (Ontario) and TPI (Nevada).(1)
3.5               Agreement  and  Plan  of  Merger  by  and  between  Transformation  Processing,   Inc.  and
                  eAutoclaims.com, Inc., dated April 26, 2000. (3)
3.6               Articles  of  Merger  of  eAutoclaims.com,  Inc.,  a  Delaware  corporation  with  and into
                  Transformation Processing, Inc., a Nevada corporation. (*)
3.7               Agreement  and Plan of Merger by and among  eAutoclaims.com,  Inc.,  a Nevada  corporation,
                  eAutoclaims.com Acquisition, a South Carolina corporation,  Premier Express Claims, Inc., a
                  South Carolina corporation, and its stockholders, dated June 8, 2000. (2)
3.8               First Amendment to Agreement and Plan of Merger with Premier Claims,  Inc.,  dated June 27,
                  2000. (2)
3.9               Articles of Merger or Share  Exchange  between  Premier  Express,  Inc.,  as the  surviving corporation  and  eAutoclaims.com  Acquisition  Corporation,  filed July 20,  2000 with the
                  Secretary of State of South Carolina. (*)
3.10              Promissory Note dated June 27, 2000 between eAutoclaims.com,  Inc. and Randal K. Wright and
                  S. Reed Mattingly. (2)
3.11              Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc. and Randal K. Wright. (2)
3.12              Promissory  Note dated June 16, 2000 between  eAutoclaims.com,  Inc. and S. Reed Mattingly.(2)
4.1               The Registrants 1998 Stock Option Plan. (4)
10.1              Employment Agreement between  eAutoclaims.com,  Inc. and Eric Seidel dated February 1, 2000 (*)
10.2              Employment Agreement between eAutoclaims.com,  Inc. and Randal K. Wright dated July 1, 2000 (2)
10.3              Employment  Agreement  between  eAutoclaims.com,  Inc. and S. Reed Mattingly  dated July 1,
                  2000. (2)
10.4              Employment  Agreement  between  eAutoclaims.com,  Inc.  and M. Scott Moore dated August 14,
                  2000 (*)
10.5              Employment  Agreement between  eAutoclaims.com,  Inc. and Gaver Powers dated April 13, 2000 (*)
10.6              Consulting  Agreement  between  eAutoclaims.com,  Inc. and Jeffrey D. Dickson dated December 1, 1999  (*)
10.7              Consulting Agreement between eAutoclaims.com,  Inc. and Liviakis Financial  Communications,
                  Inc. dated February 1, 2000 (*)
10.8              Amendment  No.  1 to  Consulting  Agreement  between  eAutoclaims.com,  Inc.  and  Liviakis
                  Financial Communications, Inc. dated September 18, 2000 (*)


10.9              Lease Agreement between eAutoclaims.com, Inc. and KWPH, Inc., dated October 17, 2000 (*)
10.10             Service Agreement  between  eAutoclaims.com,  Inc. and WE Securities,  Inc. dated August 8,
                  2000 (*)
10.11             Business  Consulting  Agreement  between  eAutoclaims.com,  Inc. and TTG LLC dated  September 8,
                  2000 (*)
10.12             Commercial  lease  dated  October  12,  1998  between  Premier  Express  Claims,  Inc.  and
                  Stephenson Park Associates Limited. (*)
10.13             [Reserved]
10.14             Certificate of Full Performance of Proposal - Form 46 filed by BDO Dunwoody Limited -
                  Trustee dated May 8, 2000. (*)
10.15             Order of the Superior Court of Justice in the Matter of the Proposal of Transformation
                  Processing, Inc. dated November 25, 1999. (*)
10.16             Proposal of Transformation Processing, Inc. - Court File No. 32-107046 filed in the
                  Superior Court of Justice dated October 14, 1999. (*)
10.17             Share Exchange Agreement between Transformation Processing, Inc. and certain of its securities holders dated April 30, 2000. (*)
10.18             [Reserved]
10.19             Securities Purchase Agreement effective June 27, 2000 between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (*)
10.20             Certificate of Rights, Designations, Preferences and Limitations of Series A Convertible
                  Preferred Stock.(*)
10.21             Security Agreement between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (*)
10.22             Form of Purchasers Warrant. (*)
10.23             Form of Agents Warrant. (*)
10.24             Registration Rights Agreement. (*)
10.25             eAutoclaims.com, Inc. Agreement with Certain Securities Holders effective May 31, 2000.
10.26             eAutoclaims.com, Inc. Agreement with Sovereign Partners, Ltd. effective May 31, 2000.
10.27             eAutoclaims.com, Inc. Agreement with Dominium Capital Fund
21.1              Subsidiaries of the Registrant.(*)

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

     Item 2 Form 8-K relating to acquisition of Premier Express Services, Inc. field on July 25, 2000.

     Item 7 Form 8KA containing pro forma financial statements filed on or about August 8, 2000.

     Item 7 Form 8-KA containing financial statements of acquired businesses filed on August 15, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 9, 2001                            eAUTOCLAIMS.COM, INC.


         By:      /s/ Scott Moore               By:      /s/ Eric Seidel
                  ------------------                     --------------------
                  Scott Moore                            Eric Seidel
                  Chief Financial Officer and            Chief Executive Officer
                  Accounting Officer

                      EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 31, 2000

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY


                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------









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




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 13, 2000


                                                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                               CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------
July 31, 2000
------------------------------------------------------------------------------------------


ASSETS

Current Assets:
  Cash and cash equivalents                                                  $    239,979
  Accounts receivable, less allowance for doubtful accounts of $30,000            578,729
  Due from related parties                                                        182,684
  Prepaid expenses and other current assets                                        81,686
-------------------------------------------------------------------------------------------
      Total current assets                                                      1,083,078

Property and Equipment, net of accumulated depreciation of $55,731                285,212

Goodwill, net of accumulated amortization of $7,019                             1,534,633

Other Assets                                                                       11,661

Deferred Income Tax Asset, net of valuation allowance of $1,121,000                     -

-------------------------------------------------------------------------------------------
      Total Assets                                                            $ 2,914,584
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                      $   778,265
   Advances for the issuance of preferred stock                                   500,000
   Common stock to be issued for acquisition                                    1,200,000
   Loans payable - stockholders                                                   218,365
--------------------------------------------------------------------------------------------
      Total current liabilities                                                 2,696,630

Loans Payable - stockholders, net of current maturities                            66,635
--------------------------------------------------------------------------------------------
      Total liabilities                                                         2,763,265
--------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Common stock - $.001 par value; authorized 50,000,000 shares, issued
   and outstanding 10,790,367 shares                                               10,790
  Additional paid-in capital                                                    3,216,286
  Accumulated deficit                                                          (3,075,757)
--------------------------------------------------------------------------------------------
      Stockholders' equity                                                        151,319
--------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                              $ 2,914,584
============================================================================================

                                  See Notes to Consolidated Financial Statements

                                           EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------
Period from December 7, 1999 (inception) to July 31, 2000
--------------------------------------------------------------------------------

Revenue:
  Collision repairs management                                    $  1,141,087
  Fleet repairs management                                             483,846
  Other repairs and fees                                               121,951
  Interest income, net of interest
   expense of $2,641                                                     4,826
--------------------------------------------------------------------------------
Total revenue                                                        1,751,710
--------------------------------------------------------------------------------

Expenses:
  Claims processing charges                                          1,471,509
  General and administrative                                         3,293,208
  Depreciation and amortization                                         62,750
--------------------------------------------------------------------------------
Total expenses                                                       4,827,467
--------------------------------------------------------------------------------
Net loss                                                          $ (3,075,757)
================================================================================
Loss per common share - basic and diluted                         $       (.29)
================================================================================
Weighted-average number of
 common shares outstanding - basic and diluted                      10,591,146
================================================================================

                                  See Notes to Consolidated Financial Statements


                                                                                               EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Period from December 7, 1999 (inception) to July 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Additional
                                                            Common Stock                 Paid-in        Accumulated    Stockholders'
                                                   Shares                  Amount        Capital          Deficit         Equity
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock to founders                 7,500,000           $  7,500   $     61,430           -         $      68,930

Issuance of common stock for cash                    2,850,000              2,850        987,150           -               990,000

Issuance of common stock for services                1,980,000              1,980      1,978,020           -             1,980,000

Recapitalization of common stock prior
 to reverse acquisition                             (6,350,000)            (6,350)         6,350           -                  -

Issuance of common stock in reverse
 acquisition                                         4,810,367              4,810         (4,810)          -                  -

Issuance of compensatory stock options                   -                     -         188,146           -               188,146

Net loss                                                 -                     -            -         $(3,075,757)      (3,075,757)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2000                            10,790,367            $10,790     $3,216,286      $(3,075,757)       $ 151,319
====================================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                           EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
Period from December 7, 1999 (inception) to July 31, 2000
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                         $(3,075,757)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                       62,750
    Common stock issued for services                                 2,028,630
    Issuance of compensatory stock options                             188,146
    Allowance for doubtful accounts                                     30,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                 (397,535)
      Increase in prepaid expenses and
       other current assets                                           (187,829)
      Increase in accounts payable and accrued expenses                513,239
--------------------------------------------------------------------------------
          Net cash used in operating activities                       (838,356)
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                 (259,605)
  Acquisition of subsidiary, net of cash acquired                     (172,360)
--------------------------------------------------------------------------------
          Cash used in investing activities                           (431,965)
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Advances for the issuance of preferred stock                         500,000
  Proceeds from issuance of common stock                             1,010,300
--------------------------------------------------------------------------------
          Cash provided by financing activities                      1,510,300
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents and cash
 and cash equivalents at end of period                           $     239,979
================================================================================


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                       $       2,641
================================================================================


Supplemental schedule of noncash investing and financing activities:

  Common stock to be issued in connection with
   the acquisition of a subsidiary                               $   1,200,000
================================================================================
  Loans to stockholders in connection with
   the acquisition of a subsidiary                               $     130,000
================================================================================


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

The Company derives revenue primarily from collision repairs management, glass repairs and fleet repairs management. Revenue is recognized when an agreement between the Company and its customer exists, the repair services have been completed, the Company's revenue is fixed and determinable and collection is reasonably assured.

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

In accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services, the Company measured the fair value of the equity instruments using the stock price and other measurement assumptions as of the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or the date at which the counterparty's performance is complete.

The costs of software developed for internal use, including web site development costs, incurred during the preliminary project stage are expensed as incurred. Direct costs incurred during the application development stage are capitalized. Costs incurred during the post implementation/operation stage are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives.

                                           EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company believes that the concentration of credit risk in its trade receivables, with respect to its limited customer base, is substantially mitigated by its credit evaluation process. The Company does not require collateral. To date, the Company's bad debt write-offs have not been significant.

3.   ACQUISITION:

On July 20, 2000, the Company acquired the outstanding shares of Premier for an aggregate of $1,530,000. The purchase price consisted of $200,000 in cash, $130,000 in promissory notes payable within 60 days and 320,000 shares of the Company's common stock to be issued. The Company valued the 320,000 shares of the Company's common stock at the fair market value at July 20, 2000 which totaled $1,200,000 ($3.75 per common share).

Premier is an administrative claims processing company that provides third party administrative processing and recovery services to insurance companies located throughout the United States.

The acquisition has been treated as a purchase for accounting purposes with the purchase price allocated to the assets acquired and liabilities assumed based on a preliminary determination of estimated fair values at the date of acquisition. Such fair values were determined based on appraisals and other estimates. The Company acquired assets with a fair value of approximately $506,000 and assumed liabilities of approximately $518,000. The excess of cost over fair value of the assets acquired (goodwill) amounted to approximately $1,542,000. The following summarized pro forma consolidated statement of operations (unaudited) assumes the acquisition of Premier as if it occurred on December 7, 1999 (inception).

          Revenue                                           $   3,866,899
================================================================================

          Net loss                                          $  (3,118,627)
================================================================================

          Loss per common share - basic and diluted         $        (.29)
================================================================================

          Weighted-average number of shares outstanding        10,895,012
================================================================================

This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results had the acquisition been consummated as of the assumed date, nor is it necessarily indicative of future operating results.


4.   PROPERTY AND EQUIPMENT:


At July 31, 2000, property and equipment, at cost, consists of the following:

                                                                   Estimated
                                                                 Useful Life
-------------------------------------------------------------------------------

 Computer software                              $  61,762           3 years
 Office equipment                                 244,422           3 years
 Furniture and fixtures                            34,759          10 years
-------------------------------------------------------------------------------

                                           EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                  340,943
 Less accumulated depreciation                     55,731

-------------------------------------------------------------------------------
                                                 $285,212
===============================================================================

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

At July 31, 2000, accounts payable and accrued expenses consist of the following:

 Accounts payable                                                    $593,664
 Accrued payroll and vacation wages                                   184,601
-------------------------------------------------------------------------------
                                                                     $778,265
===============================================================================

6.   LOANS PAYABLE - STOCKHOLDERS:

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

Aggregate maturities of long-term debt are as follows:

             Year ending July 31,

                   2001                                   $218,365
                   2002                                     66,635
-------------------------------------------------------------------------------
                                                          $285,000
===============================================================================

                                           EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

        Year ending July 31,
              2001                                            $174,000
              2002                                             227,000
              2003                                             227,000
              2004                                              82,000
--------------------------------------------------------------------------------
                                                              $710,000
================================================================================


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

                                           EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

                                           EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A summary of the status of the Company's options as of July 31, 2000, and changes during the period from December 7, 2000 (inception) to July 31, 2000 is presented below:


                                                                     Weighted-
                                                                      average
                                                     Number          Exercise
                                                    of Shares          Price
--------------------------------------------------------------------------------
Granted                                              720,500              $2.68
Canceled                                              (1,000)              3.00
--------------------------------------------------------------------------------
Outstanding at end of year                           719,500              $2.68
================================================================================

Options exercisable at year-end                      569,831              $2.67
================================================================================

Weighted-average fair value of options
 granted during the period                         $1,531,160
================================================================================


The following table summarizes information about fixed stock options outstanding at July 31, 2000:



                                                               Options Outstanding               Options Exercisable
                                                   --------------------------------------      -----------------------
                                                                    Weighted-
                                                                     average     Weighted-                   Weighted-
                                                                    Remaining     average                     average
                                 Range of            Number        Contractual   Exercise        Number      Exercise
                              Exercise Prices      Outstanding        Life         Price       Exercisable     Price
------------------------------------------------------------------------------------------------------------------------------------
                              $2.00                   479,000          4.80        $2.00          425,666        $2.00
                              $3.00                    95,000          4.73         3.00           28,002         3.00
                              $3.37                    41,500          4.96         3.37           12,163         3.37
                              $5.06                   100,000          4.89         5.06          100,000         5.06
                              $6.75                     2,000          9.34         6.75            2,000        $6.75
                              $12.50                    2,000          7.80        12.50            2,000       $12.50

------------------------------------------------------------------------------------------------------------------------------------
                              $2.00 - $12.50          719,500                      $2.68          569,831        $2.67
====================================================================================================================================

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

Net loss applicable to common stock:
 As reported                                              $(3,075,757)
===============================================================================
Pro forma                                                 $(4,417,312)
===============================================================================

Loss per common share - basic and diluted:
 As reported                                              $      (.29)
===============================================================================
Pro forma                                                 $      (.42)
===============================================================================


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

                                           EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

The tax effects of temporary differences, loss carryforwards and the valuation allowance that give rise to deferred income tax assets (liabilities) were as follows:

                                                           July 31, 2000
                                                           -------------
       Temporary differences:
        Compensation expense not
         currently deductible                           $     (79,000)
         Allowance for doubtful accounts                      (12,000)
         Accrued vacation                                     (13,000)
         Net operating losses                               1,225,000
         Less valuation allowance                          (1,121,000)
         -----------------------------------------------------------------
               Deferred tax assets                      $       - 0 -
         =================================================================

                                           EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended July 31, 2000 is as follows:

      Federal income tax rate                                     (34.0)%
      Valuation allowance on net operating carryforwards           34.0
-------------------------------------------------------------------------------
        Effective income tax rate                                 - 0 - %
===============================================================================

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

                                           EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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