Form 10QSB/A
period 2000-10-31
EAUTOCLAIMS COM INC
filed 2001-05-10
CIK 1034694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                 AMENDMENT NO.1
                                       TO
                                   FORM 10-QSB


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

                                        EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES


                                                          INDEX TO FORM 10-QSB
-------------------------------------------------------------------------------





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


                                                                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                                                                                     CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 October 31, 2000       July 31, 2000
                                                                                    (unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                                        $    243,952         $    239,979
  Accounts receivable, less allowance for doubtful accounts
   of $60,000 and $30,000, respectively                                                 791,047              578,729
  Due from related parties                                                              131,618              182,684
  Prepaid expenses and other current assets                                             114,816               81,686
------------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                            1,281,433            1,083,078

Property and Equipment, net of accumulated depreciation
 of $87,040 and $55,731, respectively                                                   361,680              285,212

Goodwill, net of accumulated amortization
 of $66,792 and $7,019, respectively                                                  1,486,859            1,534,633

Other Assets                                                                             13,840               11,661

Deferred Income Tax Asset, net of valuation
 allowance of $1,485,000 and $1,121,000, respectively                                         -                    -
------------------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                  $ 3,143,812          $ 2,914,584
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                            $ 1,242,468         $    778,265
   Advances for the issuance of preferred stock                                               -              500,000
   Common stock to be issued for acquisition                                                  -            1,200,000
   Loans payable - stockholders                                                         231,145              218,365
------------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                       1,473,613            2,696,630

Loans Payable - stockholders, net of current maturities                                  26,655               66,635
------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                               1,500,268            2,763,265
------------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity:
  Convertible  preferred stock - $.001 par value;  authorized  5,000,000 shares, issued and outstanding 260 and -0- shares, respectively,
    aggregate liquidation preference of $1,300,000                                            1                    -
  Common stock - $.001 par value; authorized 50,000,000 shares, issued
   and outstanding 11,158,096  and 10,790,367 shares, respectively                       11,158               10,790
  Additional paid-in capital                                                          7,630,730            3,216,286
  Accumulated deficit                                                               (5,998,345)          (3,075,757)
------------------------------------------------------------------------------------------------------------------------------------
      Stockholders' equity                                                            1,643,544              151,319
------------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                    $ 3,143,812         $  2,914,584
====================================================================================================================================


See Notes to Consolidated Financial Statements

                                         EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------
For the three-month period ended October 31, 2000                   (unaudited)
--------------------------------------------------------------------------------

Revenue:
  Collision repairs management                                    $  1,311,896
  Glass repairs                                                        543,682
  Fleet repairs management                                             234,924
  Other repairs and fees                                               128,765
--------------------------------------------------------------------------------
Total revenue                                                        2,219,267
--------------------------------------------------------------------------------

Expenses:
  Claims processing                                                  1,769,742
  Selling, general and administrative                                1,348,496
  Depreciation and amortization                                         91,082
--------------------------------------------------------------------------------
Total expenses                                                       3,209,320
--------------------------------------------------------------------------------
Net loss                                                          $   (990,053)
================================================================================

Loss per common share - basic and diluted                         $      (0.26)
================================================================================

Weighted-average number of common shares
 outstanding - basic and diluted                                    11,133,179
================================================================================

See Notes to Consolidated Financial Statements



                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------------------------------
For the three-month period ended October 31, 2000                                          (unaudited)
--------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                                 $(990,053)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                             91,082
    Common stock issued for services                                                          98,420
    Common stock to be issued for services                                                    28,240
    Allowance for doubtful accounts                                                           30,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                       (242,318)
      Decrease in due from related parties                                                    51,066
      Increase in prepaid expenses and other current assets                                  (33,130)
      Increase in other assets                                                                (2,179)
      Increase in accounts payable and accrued expenses                                      447,598
---------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                             (521,274)
---------------------------------------------------------------------------------------------------------

Cash flows used in investing activity:
    Purchases of property and equipment                                                     (107,777)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Issuance of compensatory stock options                                                         280
  Net proceeds from issuance of preferred stock                                              659,944
  Principal payments on stockholder loans                                                    (27,200)
---------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                          633,024
---------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                      3,973

Cash and cash equivalents at beginning of period                                             239,979
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                              $    243,952
=========================================================================================================


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                              $      2,394
=========================================================================================================

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

Net loss                                                              (990,053)

Less: Preferred stock dividends                                        (16,153)
         Deduction related to Series A convertible
           preferred stock                                          (1,916,382)
                                                       ------------------------

Net loss applicable to common stock                               $ (2,922,588)
                                                       ========================

Basic and diluted:

Weighted average number of common shares outstanding                11,133,179
                                                       ========================

Basic and diluted loss per common share                                $ (0.26)
                                                       ========================

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

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

During the three-month period ended October 31, 2000, the Company entered into agreements with three consultants to provide services to the Company. These consultants will receive cash and approximately 116,000 shares of the Company's common stock for these services. The Company will record a charge to operations when the services are performed based on the fair market value of the shares of common stock on the date in which the services are performed. During the three-month period ended October 31, 2000, approximately $98,000 was charged to operations as a result of these agreements. At October 31, 2000, 45,357 common shares have been earned.

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

REVENUE

Total Revenue for the three-month period ended October 31, 2000 was approximately $2.2 million, which consists of approximately $1.3 in collision repairs management for insurance companies, approximately $540,000 in glass repairs, and approximately $350,000 in fleet repairs management and other repairs and fees. These revenues reflect the operations of Premier Express Claims, Inc. for the full three-month period, which contributed approximately $570,000 in revenue for the three-month period ended October 31, 2000. Our revenues for the three-month period ended October 31, 2000 exceed our revenues for the period from our date of inception (December 7, 1999) to July 31, 2000, which were approximately $1.7 million. This increase is attributed to the growth in revenues from our core collision repairs management business as well as the inclusion of our Premier Express Claims operations for the full three-month period.

eAutoclaims.com, Inc. recognizes revenues by assuming the risk and completing the repair of insurance claims for insurance companies and on corporately own fleet vehicles. In addition to recognizing revenue associated with the repair of insurance claims, we charge additional fees on a per-claims basis to our insurance and corporate fleet customers pursuant to the terms of a Services Agreement.

EXPENSES

Claims processing charges for the three-month period ended October 31, 2000 were approximately $1.8 million, or 80% of revenues. Claims processing charges include the costs of collision repairs paid by eAutoclaims.com to its collision repair shop network. We expect margins on claims repairs to remain low in the near future as we use favorable pricing as a means to obtain increased market share.

We are dependent upon our third party collision repair shops for insurance claims repairs. eAutoclaims.com, Inc. currently includes over 2,000 affiliated repair and 4,000 auto glass vendors facilities in its network for insurance claims repairs. We electronically audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the quality of service provided by a collision repair shop falls below a satisfactory standard leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and, if required, establish similar relationships with other collision repair shops.
Total selling, general and administrative expenses for the three-month period ended October 31, 2000 were approximately $1.35 million, or 61% of revenue. Selling, general and administrative expenses consisted of salaries and other personnel related expenses, facilities related expenses, legal and other professional fees, advertising costs, and travel expenses. Total non-cash charges for the three-month period ended October 31, 2000 that included selling, general and administrative expenses and depreciation and amortization were approximately $252,000. Non-cash charges included approximately $161,000 in charges incurred pertaining to consulting agreements for investor relations services, legal, and professional consultants. During the three-month period ended October 31, 2000 we incurred payroll related expenses of approximately $637,000.

Depreciation and amortization was approximately $91,000 for the three-month period ended October 31, 2000. Depreciation of fixed assets represented approximately $31,000. Amortization expense of approximately $60,000 reflects the amortization of goodwill associated with our Premier Express Acquisition.

In the event that we continue to acquire other companies, amortization of goodwill will continue to have an impact on our results of operations in the future. Based on our previous acquisitions, future amortization of goodwill will reduce net income from operations by approximately $55,000 in each quarter through 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2000, we had a cash and cash equivalents of $243,952 and a working capital deficiency of approximately $192,000. The primary source of our working capital during the three-month period ended October 31, 2000, was from the sale of our preferred stock to Thomson Kernaghan.

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

Our principal commitments at October 31, 2000 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

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



Date:   May 9, 2001         By:      /s/ Eric Seidel
                                 -----------------------------------------------
                                     Eric Seidel, Chief Executive Officer


                            By:      /s/ Scott Moore
                                 -----------------------------------------------
                                     Scott Moore, Chief Financial Officer