Form 10QSB/A
period 2001-01-31
EAUTOCLAIMS COM INC
filed 2001-05-10
CIK 1034694

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

                                         EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                                           INDEX TO FORM 10-QSB
--------------------------------------------------------------------------------




                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                  2

   Balance Sheets                                                           3
   Statement of Operations                                                  4
   Statement of Stockholders Equity                                         5
   Statement of Cash Flows                                                  6
   Notes to Consolidated Financial Statements                             7 - 9

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                             10

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                 14

Item 2.  Changes in Securities                                             14

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15

Signatures                                                                 16

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



                                                                                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                                                                                CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------

                                                                                             January 31,            July 31,
                                                                                                2001                  2000
-----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                                                                   $ 815,302            $ 239,979
  Accounts receivable, less allowance for doubtful accounts
    of $60,000 and $30,000, respectively                                                      1,180,224              578,729
  Due from related parties                                                                      138,867              182,684
  Preferred stock subscription receivable                                                       250,000                    -
  Prepaid expenses and other current assets                                                      33,503               81,686
-----------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                 2,417,896            1,083,078
Property and Equipment, net of accumulated depreciation
   of $123,485 and $55,731, respectively                                                        456,858              285,212

Goodwill, net of accumulated amortization
    of $126,569 and $7,019, respectively                                                      1,427,083            1,534,633

Other Assets                                                                                     24,402               11,661

Deferred Income Tax Asset, net of valuation
   allowance of $1,746,000 and $1,121,000, respectively                                               -                    -
-----------------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                       $ 4,326,239          $ 2,914,584
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                                    $ 2,367,586            $ 778,265
   Advances for the issuance of preferred stock                                                       -              500,000
   Common stock to be issued for acquisition                                                          -            1,200,000
   Loans payable - stockholders                                                                 177,800              218,365
-----------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                            2,545,386            2,696,630
Loans Payable - stockholders, net of current maturities                                               -               66,635
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                    2,545,386            2,763,265
-----------------------------------------------------------------------------------------------------------------------------



Stockholders' Equity:
  Convertible  preferred stock - $.001 par value;  authorized  5,000,000 shares, issued and outstanding 420 and -0- shares, respectively,
   aggregate liquidation preference of $2,100,000                                                     1                    -
  Common stock - $.001 par value; authorized 50,000,000 shares, issued
   and outstanding 11,224,900  and 10,790,367 shares, respectively                               11,225               10,790
  Additional paid-in capital                                                                 10,008,848            3,216,286
  Accumulated deficit                                                                        (8,239,221)          (3,075,757)
-----------------------------------------------------------------------------------------------------------------------------
         Stockholders' equity                                                                 1,780,853              151,319
-----------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                                         $ 4,326,239          $ 2,914,584
=============================================================================================================================

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
--------------------------------------------------------------------------------------------------------
                                                       (Unaudited)      (Unaudited)          (Unaudited)
Revenue:
  Collision repairs management                        $ 4,071,128       $ 5,383,024            $ 50,586
  Glass repairs                                           426,106           969,788                   -
  Fleet repairs management                                293,741           528,665             134,203
  Other repairs and fees                                  143,881           272,646               3,161
---------------------------------------------------------------------------------------------------------
Total revenue                                           4,934,856         7,154,123             187,950
---------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                             4,087,769         5,857,511             159,848
  Selling, general and administrative                   1,387,204         2,735,700              81,297
  Depreciation and amortization                            96,222           187,304                   -
---------------------------------------------------------------------------------------------------------
Total expenses                                          5,571,195         8,780,515             241,145
---------------------------------------------------------------------------------------------------------
Net loss                                               $ (636,339)      $(1,626,392)          $ (53,195)
=========================================================================================================

Loss per common share - basic and diluted                 $ (0.21)          $ (0.46)            $ (0.01)
=========================================================================================================
Weighted-average number of common
 shares outstanding - basic and diluted                11,193,181        11,163,128           6,093,750
=========================================================================================================

See Notes to Consolidated Financial Statements


                                                                                             EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
     Six-month period ended January 31, 2001 (unaudited)
                                                                                             Additional
                                              Preferred Stock             Common Stock        Paid-in     Accumulated  Stockholders'
                                            Shares       Amount        Shares       Amount    Capital       Deficit       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2000                         -            -    10,790,367        10,790    3,216,286    (3,075,757)     151,319
(unaudited)
     Shares of common stock issued
      in acquisitions                            -            -       322,372           322    1,211,678             -    1,212,000
     Issuance of common stock for services       -            -       112,161           113      239,967             -      240,080
     Issuance of preferred stock               420          $ 1             -             -    1,849,943             -    1,849,944
     Recognition of beneficial conversion
      feature of convertible preferred stock     -            -             -             -    1,715,198    (1,715,198)           -
     Proceeds from stock options                 -            -             -             -          740             -          740
      Accrued dividend on preferred stock        -            -             -             -            -       (46,838)     (46,838)
     Fair value of warrants issued in
      connection with the preferred stock        -            -             -             -    1,775,036    (1,775,036)           -
     Net loss                                    -            -             -             -            -    (1,626,392)  (1,626,392)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2001 (unaudited)        420          $ 1    11,224,900      $ 11,225  $10,008,848   $(8,239,221)  $1,780,853
====================================================================================================================================

See Notes to Consolidated Financial Statements

                                                                                    EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------
                                                                                                              Period from
                                                                                          Six-month period  December 7, 1999
                                                                                               ended         (inception) to
                                                                                          January 31, 2001   January 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)       (Unaudited)


Cash flows from operating activities:
  Net loss                                                                                 $ (1,626,392)       $    (53,195)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                               187,304                   -
    Common stock issued for services                                                            212,293                   -
    Allowance for doubtful accounts                                                              30,000                   -
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                          (631,495)           (186,144)
      Decrease (increase) in due from related parties                                            43,817             (80,849)
      Decrease in prepaid expenses and other current assets                                      48,183                   -
      Increase in other assets                                                                  (12,741)                  -
      Increase in accounts payable and accrued expenses                                       1,570,270             213,750
----------------------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                                              (178,761)           (106,438)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                                          (239,400)           (102,021)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from stock options                                                                       740                   -
  Net proceeds from issuance of preferred stock                                               1,099,944
  Net proceeds from issuance of common stock                                                                        450,000
  Principal payments on stockholder loans                                                      (107,200)                  -
----------------------------------------------------------------------------------------------------------------------------
            Cash provided by financing activities                                               993,484             450,000
----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                       575,323             241,541

Cash and cash equivalents at beginning of period                                                239,979                   -
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $    815,302         $   241,541
============================================================================================================================


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                                  $     9,236         $         -
============================================================================================================================


Supplemental disclosure of noncash investing and financing activities:

  Receivable in connection with preferred stock                                             $   250,000          $        -
============================================================================================================================
  Contribution of fixed assets for common stock                                             $         -          $   68,930
============================================================================================================================

See Notes to Consolidated Financial Statements

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                       NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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
                                                      ==============    =============    ===============

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                       NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3 - Equity Transactions
----------------------------

As of July 31, 2000, the Company had not issued any shares of preferred stock but had received $500,000 in cash toward shares of preferred stock. During the six-month period ended January 31, 2001, the Company issued 420 shares of preferred stock and received an additional $1,099,944 in cash that was net of $250,056 of offering costs and $250,000 which was received in February 2001.

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

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                       NOTESTO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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


RESULTS OF OPERATIONS

The accompanying consolidated financial statements reflect the operations of eAutoclaims.com and its wholly owned Subsidiaries for the three-month and six-month periods ended January 31, 2001. eAutoclaims.com, Inc. and Transformation Processing, Inc. completed a reverse merger on May 25, 2000. Prior to the reverse merger, Transformation Processing, Inc. had ceased operations. Since the Company began operations on December 7, 1999, and there were no material operations during the prior three-month and six-month period ended January 31, 2000 operating results are not meaningful and have been excluded from these discussions.

FOR THE THREE-MONTH PERIOD ENDED JANUARY 31, 2001

REVENUE

Total Revenue for the three-month period ended January 31, 2001 was $4,934,856, which consists of $4,071,128 in collision repairs management for insurance companies, $426,106 in glass repairs, $293,741 in fleet repairs management, and $143,881 in other repairs and fees. Revenues increased from $2,219,267 in the three-month period ended October 31, 2000 to $4,934,856 for the three-month period ended January 31, 2001, an increase of $2,715,589 or 122%. This increase is primarily the result of growth in revenues attributed to our core collision repairs management business which increased from $1,311,896 for the three-month period ended October 31, 2000 to $4,071,128 for the three-month period ended January 31, 2001. During these periods collision repairs management revenues increased $2,759,232 or 210%. During the three-month period ended January 31,
2001, we derived 65% of our revenues from one customer. The loss of this customer or a significant reduction in the amount of business it does with us would substantially reduce our revenues and adversely affect our operations. We have signed a letter of intent with an insurance company that is ranked in the top 25 insurance companies in revenue in the United States. If finalized, this customer is expected to process claims that will meet or exceed revenues for our current largest customer and thereby significantly reduce our revenue concentrations with our existing largest customer.

EXPENSES

Claims processing charges for the three-month period ended January 31, 2001 were $4,087,769, or 83% of revenues which increased 3% from 80% of revenues in the three-month period ended October 31, 2000. This increase is caused by volume discounts extended to our largest customers that caused claims processing charges as a percentage of collision repairs management revenues to increase in the period ended January 31, 2001. Claims processing charges include the costs of collision repairs paid by eAutoclaims.com to its collision repair shop network. We expect margins on claims repairs to remain low in the near future as we use favorable pricing as a means to obtain increased market share. However, we expect our margins as a whole to increase by supplementing our collision repairs management revenues with new complimentary higher margin product lines such as the sale of estimating software to independent adjustors and appraisers and click fees associated with uploading information from our network.

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

Selling, general and administrative expenses for the three-month period ended January 31, 2001 were $1,387,204, or 28% of revenue. Selling, general and administrative expenses have decreased substantially as a percentage of revenues when compared to the three-month period ended October 31, 2000. Selling, general and administrative expenses for the three-month period ended October 31, 2000 were $1,348,496 or 61% of revenues. Selling, general and administrative expenses consisted of salaries and other personnel related expenses, facilities related expenses, legal and other professional fees, advertising costs, and travel expenses. This decrease as a percentage of revenues from the first quarter to the second quarter is a result of economies of scale realized from our established infrastructure. Total non-cash charges for the three-month period ended January 31, 2001 that included selling, general and administrative expenses and depreciation and amortization were $243,228. Non-cash charges included $147,006 in charges incurred pertaining to consulting agreements for investor relations services, legal, and professional consultants. During the three-month period ended January 31, 2001 we incurred payroll related expenses of $936,971.

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

NET LOSS

We recorded a net loss of $636,339 for the three-month period ended January 31, 2001. We reduced our net loss by $353,714 or 36% from the period ended October 31, 2000. In addition our net loss as percentage of revenues decreased from 45% in the three-month period ended October 31, 2000 to 13% in the three-month period ended January 31, 2001. This decrease is the result of marginal increases in selling, general and administrative expenses and substantial revenue growth from our collision repairs management business during the three-month period ended January 31, 2001. Net loss before non-cash charges incurred pertaining to consulting agreements for investor relations services, legal, and professional consultants and depreciation and amortization was $393,111 or 8% of revenues for the three-month period ended January 31, 2001. Management is continuing to develop its infrastructure to support its rapid growth and we believe that our business operations will benefit in the long-term by supporting higher levels of claims processing charges leading to increased revenues. It is expected that we will break-even between the fourth quarter of this fiscal year and the second quarter of fiscal year 2002, however there are no assurances that we will be able to meet this objective or obtain future profitability.

FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 2001

REVENUE

Total Revenue for the six-month period ended January 31, 2001 was $7,154,123, which consists of $5,383,024 in collision repairs management for insurance companies, $969,788 in glass repairs, $528,665 in fleet repairs management, and $272,646 in other repairs and fees. Revenues for the three-month period ended January 31, 2001 represented 69% of revenues in the six-month period ended January 31, 2001. During the six-month period ended January 31, 2001, we derived 54% of our revenues from one customer. The loss of this customer or a significant reduction in the amount of business it does with us would substantially reduce our revenues and adversely affect our operations. We have signed a letter of intent with an insurance company that is ranked in the top 25 insurance companies in revenue in the United States. If finalized, this customer is expected to process claims that will meet or exceed revenues for our current largest customer and thereby significantly reduce our revenue concentrations with our existing largest customer.

EXPENSES

Claims processing charges for the six-month period ended January 31, 2001 were $5,857,511, or 82% of revenues. Of this percentage, claims management costs represented 64%, while glass and other costs represented 18% of total claims processing charges during this period. Claims processing charges include the costs of collision repairs paid by eAutoclaims.com to its collision repair shop network. We expect margins on claims repairs to remain low in the near future as we use favorable pricing as a means to obtain increased market share. However, we expect our margins as a whole to increase by supplementing our collision repairs management revenues with new complimentary higher margin product lines such as the sale of estimating software to independent adjustors and appraisers and click fees associated with uploading information from our network.

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

Selling, general and administrative expenses for the six-month period ended January 31, 2001 were $2,735,700 or 38% of revenue. Total non-cash charges for the six-month period ended January 31, 2001 that included selling, general and administrative expenses and depreciation and amortization were $399,597. Non-cash charges included $212,293 in charges incurred pertaining to consulting agreements for investor relations services, legal, and professional consultants. During the six-month period ended January 31, 2001 we incurred payroll related expenses of $1,573,979.

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

NET LOSS

Net loss for the six-month period ended January 31, 2001 was $1,626,392 or 23% of revenues. Net loss before non-cash charges incurred pertaining to consulting agreements for investor relations services, legal, and professional consultants and depreciation and amortization was $1,226,795 or 17% of revenues for the six-month period ended January 31, 2001. We expect our year-to-date net loss to narrow as the company experiences higher revenues that will increasingly absorb our fixed costs associated with our established infrastructure.

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