Form 10QSB
period 2001-04-30
EAUTOCLAIMS COM INC
filed 2001-06-14
CIK 1034694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended April 30, 2001

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

     [ X ] Yes  [   ] No

     The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of April 30, 2001 was 11,252,278.

     Transitional Small Business Disclosure Format:

     [   ] Yes  [ X ] No


                         TRANSFORMATION PROCESSING, INC.
                         ------------------------------
         (Former name or former address, if changed since last report)

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES


                                                            INDEX TO FORM 10-QSB
--------------------------------------------------------------------------------





                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                  2

   Balance Sheets                                                           3
   Statements of Operations                                                 4
   Statement of Stockholders Equity                                         5
   Statements of Cash Flows                                                 6
   Notes to Consolidated Financial Statements                               7

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                             10

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16

Item 2.  Changes in Securities                                             16

Item 5.  Other Information                                                 19

Item 6.  Exhibits and Reports on Form 8-K                                  19

Signatures                                                                 20

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



                                                                                      EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                                                                                 CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------

                                                                                             April 30,             July 31,
                                                                                               2001                  2000
-----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                     (Unaudited)

Current Assets:
  Cash and cash equivalents                                                                   $ 346,432            $ 239,979
  Accounts receivable, less allowance for doubtful accounts
    of $60,000 and $30,000, respectively                                                      1,107,366              578,729
  Due from related parties                                                                      182,742              182,684
  Prepaid expenses and other current assets                                                      91,089               81,686
-----------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                 1,727,629            1,083,078
Property and Equipment, net of accumulated depreciation
   of $174,806 and $55,731, respectively                                                        555,794              285,212

Goodwill, net of accumulated amortization
    of $186,344 and $7,019, respectively                                                      1,367,308            1,534,633

Deferred offering costs                                                                         148,224                    -

Other Assets                                                                                    131,646               11,661

Deferred Income Tax Asset, net of valuation
   allowance of $3,410,000 and $1,121,000, respectively                                               -                    -
-----------------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                       $ 3,930,601          $ 2,914,584
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                                    $ 3,022,915            $ 778,265
   Advances for the issuance of preferred stock                                                       -              500,000
   Common stock to be issued for acquisition                                                          -            1,200,000
   Loans payable - stockholders                                                                 179,000              218,365
-----------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                            3,201,915            2,696,630
Loans Payable - stockholders, net of current maturities                                               -               66,635
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                    3,201,915            2,763,265
-----------------------------------------------------------------------------------------------------------------------------



Stockholders' Equity:
  Convertible  preferred stock - $.001 par value;  authorized  5,000,000 shares, issued and outstanding 420 and -0- shares, respectively,
   aggregate liquidation preference of $2,100,000                                                     1                    -
  Common stock - $.001 par value; authorized 50,000,000 shares, issued
   and outstanding 11,252,278  and 10,790,367 shares, respectively                               11,252               10,790
  Additional paid-in capital                                                                 13,473,092            3,216,286
  Accumulated deficit                                                                       (12,755,659)          (3,075,757)
-----------------------------------------------------------------------------------------------------------------------------
         Stockholders' equity                                                                   728,686              151,319
-----------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                                         $ 3,930,601          $ 2,914,584
=============================================================================================================================

See Notes to Consolidated Financial Statements


                                                                        EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                                                         CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------
                                                                                                 Period from
                                                                                                 December 7,
                                                  Three-month    Three-month    Nine-Month           1999
                                                  period ended   period ended   period ended     (inception)
                                                 April 30, 2001 April 30, 2000 April 30, 2001 to April 30, 2000
----------------------------------------------------------------------------------------------------------------
                                                   (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
Revenue:
  Collision repairs management                   $ 5,521,511     $   400,772     $10,904,535     $   451,358
  Glass repairs                                      554,054               -       1,523,842               -
  Fleet repairs management                           398,917         195,041         927,582         329,244
  Other revenue and fees                             204,876          17,179         477,522          20,340
-----------------------------------------------------------------------------------------------------------------
Total revenue                                      6,679,358         612,992      13,833,481         800,942
-----------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                        5,624,181         499,276      11,481,692         659,124
  Selling, general and administrative              5,418,519       2,306,179       8,154,219       2,387,476
  Depreciation and amortization                      111,096          13,549         298,400          13,549
-----------------------------------------------------------------------------------------------------------------
Total expenses                                    11,153,796       2,819,004      19,934,311       3,060,149
-----------------------------------------------------------------------------------------------------------------
Net loss                                         $(4,474,438)    $(2,206,012)    $(6,100,830)    $(2,259,207)
=================================================================================================================

Loss per common share - basic and diluted        $     (0.40)    $     (0.21)    $     (0.87)    $     (0.23)
=================================================================================================================

Weighted-average number of common
 shares outstanding - basic and diluted           11,236,149      10,520,000      11,189,990       9,901,027
=================================================================================================================

See Notes to Consolidated Financial Statements


                                                                                             EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                                                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
     Nine-month period ended April 30, 2001 (unaudited)
                                                                                           Additional
                                                Preferred Stock       Common Stock          Paid-in     Accumulated  Stockholders'
                                               Shares      Amount   Shares      Amount      Capital       Deficit       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2000                          -           -   10,790,367      10,790    3,216,286    (3,075,757)     151,319
(unaudited)
     Shares of common stock issued
      in acquisitions                             -           -      322,372         322    1,211,678             -    1,212,000
     Issuance of common stock for services        -           -      139,539         140      360,201             -      360,341
     Issuance of preferred stock                420         $ 1            -           -    1,849,943             -    1,849,944
     Recognition of beneficial conversion
      feature of convertible preferred stock     -            -            -           -    1,715,198    (1,715,198)           -
     Proceeds from stock options                 -            -            -           -          750             -          750
      Accrued dividend on preferred stock        -            -            -           -            -       (88,838)     (88,838)
     Fair value of warrants issued in
      connection with the preferred stock        -            -            -           -    1,775,036    (1,775,036)           -
     Issuance of compensatory stock options      -            -            -           -    3,344,000             -    3,344,000
     Net loss                                    -            -            -           -            -    (6,100,830)  (6,100,830)
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 2001 (unaudited)          420          $ 1   11,252,278    $ 11,252  $13,473,092  $(12,755,659)   $ 728,686
====================================================================================================================================

See Notes to Consolidated Financial Statements


                                                                                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------
                                                                                                               Period from
                                                                                                               December 7,
                                                                                            Nine-Month            1999
                                                                                           period ended        (inception)
                                                                                           April 30, 2001  to April 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)         (Unaudited)

Cash flows from operating activities:
  Net loss                                                                                 $ (6,100,830)       $ (2,259,207)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                               298,400              13,549
    Common stock issued for services                                                            332,554                   -
    Issuance of compensatory stock options                                                    3,344,000                   -
    Allowance for doubtful accounts                                                              30,000                   -
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                          (558,637)           (406,200)
      Increase in due from related parties                                                          (58)           (153,705)
      Increase in prepaid expenses and other current assets                                      (9,403)                  -
      Increase in other assets                                                                 (119,985)               (744)
      Increase in accounts payable and accrued expenses                                       2,183,600             329,202
----------------------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                                              (600,359)         (2,477,105)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                                          (389,657)           (199,651)
----------------------------------------------------------------------------------------------------------------------------


Cash flows from financing activities:
  Proceeds from stock options                                                                       750                   -
  Net proceeds from issuance of preferred stock                                               1,349,944                   -
  Increase in deferred offering costs                                                          (148,225)                  -
  Net proceeds from issuance of common stock                                                          -           3,038,931
  Principal payments on stockholder loans                                                      (106,000)                  -
----------------------------------------------------------------------------------------------------------------------------
            Cash provided by financing activities                                             1,096,469           3,038,931
----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                       106,453             362,175

Cash and cash equivalents at beginning of period                                                239,979                   -
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                 $    346,432        $    362,175
============================================================================================================================


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                                 $     14,334         $         -
============================================================================================================================


Supplemental disclosure of noncash investing and financing activities:

============================================================================================================================
  Contribution of fixed assets for common stock                                            $          -         $    68,930
============================================================================================================================
  Accrued dividends on convertible preferred stock                                         $     88,838         $         -
============================================================================================================================

See Notes to Consolidated Financial Statements

                                         EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 1 - Basis of presentation
------------------------------

The accompanying consolidated financial statements reflect the operations of eAutoclaims.com, Inc. and its wholly owned Subsidiaries for the three-month and nine-month periods ended April 30, 2001 and the three-month period ended April 30, 2000 and the period from December 7, 1999 (inception) to April 30, 2000. eAutoclaims.com, Inc. and Transformation Processing, Inc. completed a reverse merger on May 25, 2000. Prior to the reverse merger, Transformation Processing, Inc. had ceased operations. The Company began operations on December 7, 1999.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of the Company as of April 30, 2001 and its results of operations and its cash flows for the three-month and nine-month periods ended April 30, 2001 and the three-month period ended April 30, 2000 and the period from December 7, 1999 (inception) to April 30, 2000. Results of operations for the three-month and nine-month periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001.

Note 2 - Deferred offering costs
--------------------------------

Deferred offering costs represent costs attributable to a proposed public offering. The Company intends to offset these costs against the proceeds from the transaction. In the event that such offering is not completed, these costs will be charged to the Company's operations.

Note 3 - Per share calculations
-------------------------------

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


                                                                                                  Period from
                                                                                                   December 7,
                                                  Three-month       Three-month    Nine-Month         1999
                                                  period ended     period ended   period ended    (inception) to
                                                 April 30, 2001   April 30, 2000 April 30, 2001   April 30, 2000
----------------------------------------------------------------------------------------------------------------
Net loss                                          $ (4,474,438)    $ (2,206,012)   $(6,100,830)     $ (2,259,207)

Less: Preferred stock dividends                        (42,000)               -        (88,838)                -
         Deduction related to Series A convertible
           preferred stock                                   -                -     (3,490,234)                -
                                                 --------------  ---------------  -------------  ----------------

Net loss applicable to common stock               $ (4,516,438)    $ (2,206,012)   $(9,679,902)     $ (2,259,207)
                                                 ==============  ===============  =============  ================

Basic and diluted:

Weighted average number of
 common shares outstanding                          11,236,149       10,520,000     11,189,990         9,901,027
                                                 ==============  ===============  =============  ================

Basic and diluted loss per common share           $      (0.40)    $      (0.21)   $     (0.87)     $      (0.23)
                                                 ==============  ===============  =============  ================

                                         EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 4 - Equity Transactions
----------------------------

As of July 31, 2000, the Company had not issued any shares of preferred stock but had received $500,000 in cash toward shares of preferred stock. During the nine-month period ended April 30, 2001, the Company issued 420 shares of preferred stock and received an additional $1,349,944 in cash that was net of $250,056 of offering costs.

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

During the nine-month period ended April 30, 2001, the company issued 2,372 shares of restricted common stock on the acquisition of SalvageConnection.com, Inc. These shares were valued at the fair market value at the date of issuance that totaled $12,000.

During the nine-month period ended April 30, 2001, the Company entered into agreements with three consultants to provide services to the Company. These consultants will receive cash and 86,136 shares of the Company's common stock for these services. The Company will record a charge to operations when the services are performed based on the fair market value of the shares of common stock on the date in which the services are performed. During the nine-month period ended April 30, 2001, approximately $151,335 was charged to operations as a result of these agreements. At April 30, 2001, 81,693 common shares have been earned.

After renegotiation of a consulting agreement, 200,000 shares of stock that were issued in fiscal year ended July 31, 2000 were cancelled as the services were not performed. During April 2001, the Company issued 200,000 shares of common stock to a member of the Company's board of directors who provided those consulting services. As a result of these transactions the Company recorded a net charge to operations of $106,000, which was equal to the difference in the fair market value of the shares at the dates of original issuance and the subsequent new issuance.

During the nine-month period ended April 30, 2001, the Company agreed to issue 50,000 shares of common stock in exchange for $100,000 of legal services. As of April 30, 2001, $100,000 in legal services had been invoiced (of which $42,280 had been treated as a cost of issuance of the equity) and all 50,000 common shares have been earned.

During the nine-month period ended April 30, 2001, the Company issued options to employees and members of the Company's Board of Directors to purchase 1,292,700 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant.

                                         EAUTOCLAIMS.COM, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

During the nine-month period ended April 30, 2001, the Company issued 7,846 shares of common stock to directors in exchange for their services. The Company charged operations $17,500, which was equal to the fair market value of the shares when earned.

During April 2001, the Company issued options to purchase 2,200,000 shares of common stock to officers, directors and employees of the Company at $.01 per share. Accordingly, the Company recorded a charge to operations of $3,344,000, representing the difference between the exercise price of the options and the market price of the Company's common stock at the time of issuance related to these issuances.

Note 5 - Acquisitions
---------------------

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

Note 6 - Additional information
-------------------------------

The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 11,252,278 indicated by the Company's records. The Company believes that its records are correct and is in the process of resolving this difference. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.

Note 7 - Subsequent Events
--------------------------

On June 6, 2001 the Company received $440,000, net of $60,000 of expenses, for 100 shares of convertible preferred stock from Governors Road, LLC, an affiliate of Thomson Kernaghan. This stock is redeemable at the Company's option at 120% of face value plus accrued interest on $500,000 upon the earlier of the closing of the proposed public offering or August 15, 2001. The preferred stock cannot be converted within this period. If the preferred stock is not redeemed by the Company within this period, its terms become identical to the Company's other convertible preferred stock.

In connection with the recent issuance of 100 shares of preferred stock, the Company was required to enter into a Restated Master Modification Agreement with the holders of the series A preferred stock. See Item 2 of this Form 10-QSB for a full description of that modified agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-QSB, that are not purely historical, are forward-looking information and statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-QSB. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things, our ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately and many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this form 10-QSB will prove to be accurate.


GENERAL

We provide Internet based collision claims administration services for automobile insurance companies. Our business strategy is to use the Internet to streamline and lower the overall costs of automobile repairs and the claims adjustment expenses of our clients. We believe that our proprietary web-based software products and services make the management of collision repairs more efficient by facilitating the gathering and distribution of information required in the automobile repair process. We manage the entire collision claims process and are responsible for paying the repair bills and charges of our network of vendors who repair the automobile under contract with us.

We provide an infrastructure that links automobile insurance companies and self-insured fleet owners with thousands of collision repair shops and support facilities located throughout the United States. Our services provide our automobile insurance companies and self-insured fleet owner customers with a means of monitoring repairs and controlling expenses incurred in the process of evaluating and paying collision claims. We derive our revenues from fees paid by our customers and by sharing in discounts received by our customers from parts and service providers when processing collision work through our system. We receive revenues from insurance companies for repairs completed by members of our network of repair shops. We approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle and glass repair facilities through our provider network accounts for 97% of the revenue for the nine months ended April 30, 2001. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For the nine-month period ended April 30, 2001, 3% of the revenue has been received from claims processing fees and other income.

Our business model is similar to that of health maintenance organizations ("HMO's") and preferred provider organizations ("PPO's"). HMO's and PPO's seek to control the cost of medical services by bringing the various health care providers, such as doctors and hospitals, together in a single organization, thereby exerting control over the costs of services paid for by the HMO or PPO. eAutoclaims controls the vehicle repair process from the reporting of the accident through the satisfactory repair of damage. We bring together and coordinate the activities of the insurance company, its insured, and the various parties involved in evaluating a claim, negotiating the cost of parts and services, and performing necessary repair services. We monitor the performance of parts and service providers from our home office with a staff of professional body shop experts to help assure that the expectations of the insurance company for quality, timeliness and cost are being met. As HMO's and PPO's have relationships with many providers, we have established relationships with over 2,600 body shops and 5,300 glass shops throughout the United States. These shops are referred to as our "provider network." Because of these relationships, we are typically able to obtain lower cost parts and services for insurance companies and increase the volume of work for repair shops that are part of our provider network.

During the three months ended April 30, 2001 we experienced a significant increase in losses when compared to the previous quarter. The increase in losses is a result of (i) a non-cash expense from the issuance of stock options and common stock as a management incentive and compensation to consultant, (ii) a charge resulting from a stockholder modification agreement that extended the filing deadline for registration of shareholder stock, and (iii) additional payroll and infrastructure costs incurred to prepare to serve new customers, including Royal Indemnity Company, a top 25 insurance company in revenue in the United States,

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED APRIL 30, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED APRIL 30, 2000.

REVENUE

Total revenue for the three-month period ended April 30, 2001 was $6,679,358, which consists of $5,521,511 in collision repairs management for insurance companies, $554,054 in glass repairs, $398,917 in fleet repairs management, and $204,876 in other revenue and fees. Revenues increased $6,066,366 or 990% compared to three-month period ended April 30, 2000 total revenues of $612,992. This increase is primarily the result of growth in revenues attributed to our core collision repairs management business. Collision repairs management revenues increased 1,278% from $400,772 in the three months ended April 30, 2000 to $5,521,511 for the three months ended April 30, 2001. During the three-month period ended April 30, 2001, we derived 81% of our revenues from one customer. The loss of this customer or a significant reduction in the amount of business it provides us would substantially reduce our revenues and adversely affect our operations. We have entered into a Claims Management Service and License Agreement with Royal Indemnity Company, which is ranked in the top 25 insurance companies in revenue in the United States. This new customer is expected to process claims that will exceed revenues for our current largest customer and thereby significantly reduce our revenue concentrations with our existing largest customer.

EXPENSES

Claims processing charges for the three-month period ended April 30, 2001 were $5,624,181, or 84% of revenues which increased 3% from 81% of revenues in the three-month period ended January 31, 2001. This increase is caused by volume discounts extended to our largest customers that caused claims processing charges as a percentage of collision repairs management revenues to increase in the period ended April 30, 2001. Claims processing charges include the costs of collision repairs paid by eAutoclaims to its collision repair shop network. We expect margins on claims repairs to remain low in the near future as we use favorable pricing as a means to obtain increased market share. However, we expect our margins as a whole to increase by supplementing our collision repairs management revenues with new complimentary higher margin product lines such as the sale of estimating software to independent adjustors and appraisers and click fees associated with uploading information from our network. Claims processing charges increased $5,124,905 or 1,026% from $499,276 in the period ended April 30, 2000.

We are dependent upon our third party collision repair shops for insurance claims repairs. eAutoclaims currently includes over 2,600 affiliated repair and 5,300 auto glass vendor facilities in its network for insurance claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the quality of service provided by a collision repair shop falls below a satisfactory standard leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and providing staff inspections of our network shops and, if required, establish similar relationships with other collision repair shops.

Selling, general and administrative expenses for the three-month period ended April 30, 2001 were $5,418,519 or 81% of revenue compared to $2,306,179 or 376%
of revenue for the same period of 2000. Selling, general and administrative expenses have decreased significantly as a percentage of revenues when compared to the three-month period ended April 30, 2000 which is attributed to our substantial revenue growth and the economies of scale realized from our established infrastructure. Selling, general and administrative expenses consisted of salaries and other personnel related expenses, facilities related expenses, legal and other professional fees, advertising costs, and travel expenses. Selling, general and administrative expenses consisted of non-cash charges of $3,513,620 for the three-month period ended April 30, 2001. Non-cash charges included $3,344,000 for options to purchase 2,200,000 shares of common stock issued to our officers, directors and employees at $.01 per share. Other non-cash charges included $169,620 incurred pertaining to consulting agreements for investor relation services, legal, and professional consultants. During the three-month period ended April 30, 2001 we incurred payroll related expenses of $1,119,385.

Depreciation and amortization was $111,096 for the three-month period ended April 30, 2001. Depreciation of fixed assets represented $51,321. Amortization expense of $59,775 reflects the amortization of goodwill associated with our Premier Express Acquisition.

In the event that we continue to acquire other companies, amortization of goodwill will continue to have an impact on our results of operations in the future. Based on our previous acquisitions, future amortization of goodwill will reduce net income from operations by approximately $55,000 in each quarter through 2007.

Interest expense of $5,098 and interest income of $11,587 is included in selling, general and administrative expenses for the three-month period ended April 30, 2001. This is compared to $4,604 of interest income and no interest expense in selling general and administrative expense for the three-month period ended April 30, 2000. Interest expense related primarily to interest on shareholder loans and capital leases and interest income resulted primarily form interest earned on our cash reserves.

NET LOSS

We recorded a net loss of $4,474,438 for the three-month period ended April 30, 2001. Our net loss increased by $3,838,099 or 603% from the three-month period ended January 31, 2001. Included in the Company's April 30, 2001 expense was $280,000 resulting from a stockholder modification agreement that extended the filing deadline for registration of shareholder stock. After adjusting the April 30, 2001 loss for non-cash charges of $3,513,620 and the $280,000, the loss increased by $44,479 from the three-month period January 31, 2001. This represents a decrease in the percentage of loss to revenue from 13% to 10%. Additionally the Company purposely increased its payroll related costs by approximately $87,000 during the three-months ended April 30, 2001 in order to prepare itself to serve a new customer, Royal & Sun Alliance, a top 25 insurance company in revenue in the United States.

Net loss increased $2,268,426 or 103% from $2,206,012 in the three-month period ended April 30, 2000. Management is continuing to develop its infrastructure to support its rapid growth and we believe that our business operations will benefit in the long-term by supporting higher levels of claims processing charges leading to increased revenues. It is expected that we will break-even on a cash flow basis (excluding non-cash charges which could be material) between the fourth quarter of this fiscal year and the second quarter of fiscal year 2002, however there are no assurances that we will be able to meet this objective or obtain future profitability.


FOR THE NINE-MONTH PERIOD ENDED APRIL 30, 2001 COMPARED TO THE PERIOD FROM DECEMBER 7, 1999 (INCEPTION) TO APRIL 30, 2000.

REVENUE

Total revenue for the nine-month period ended April 30, 2001 was $13,833,481, which consists of $10,904,535 in collision repairs management for insurance companies, $1,523,842 in glass repairs, $927,582 in fleet repairs management, and $477,522 in other repairs and fees. Revenues for the three-month period ended April 30, 2001 represented 48% of revenues in the nine-month period ended April 30, 2001. Revenues increased $13,032,539 or 1,627% for the nine month period ended April 30, 2001 as compared to the period from December 7, 1999 (inception) to April 30, 2000.

During the nine-month period ended April 30, 2001, we derived 73% of our revenues from one customer. The loss of this customer or a significant reduction in the amount of business it does with us would substantially reduce our revenues and adversely affect our operations. We have entered into a Claims Management Service and License Agreement with Royal Indemnity Company, which is ranked in the top 25 insurance companies in revenue in the United States. This new customer is expected to process claims that will exceed revenues for our current largest customer and thereby significantly reduce our revenue concentrations with our existing largest customer.

EXPENSES

Claims processing charges for the nine-month period ended April 30, 2001 were $11,481,692, or 83% of revenues. Of this percentage, claims management costs represented 69%, while glass and other costs represented 14% of total claims processing charges during this period. Claims processing charges are primarily the costs of collision repairs paid by eAutoclaims to its collision repair shop network. We expect margins on claims repairs to remain low in the near future as we use favorable pricing as a means to obtain increased market share. However, we expect our margins as a whole to increase by supplementing our collision repairs management revenues with new complimentary higher margin product lines such as the sale of estimating software to independent adjustors and appraisers and click fees associated with uploading information from our network. Claims processing charges increased $10,822,568 or 1,641% from $659,124 in the period from December 7, 1999 (inception) to April 30, 2000.

We are dependent upon our third party collision repair shops for insurance claims repairs. eAutoclaims currently includes over 2,600 affiliated repair and 5,300 auto glass vendor facilities in its network for insurance claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the quality of service provided by collision repair shops fall below a satisfactory standard leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and providing staff inspections of our network shops and, if required, establish similar relationships with other collision repair shops.

Selling, general and administrative expenses for the nine-month period ended April 30, 2001 were $8,154,219 or 59% of revenue compared to $2,387,476 or 298%
of revenue for the period from December 7, 1999 (inception) to April 30, 2000. Selling, general and administrative expenses consisted of non-cash charges of

$3,713,411 for the nine-month period ended April 30, 2001. Non-cash charges included $3,344,000 for options to purchase 2,200,000 shares of common stock to our officers, directors and employees at $.01 per share. Other non-cash charges included $369,411 incurred pertaining to consulting agreements for investor relation services, legal, and professional consultants. During the nine-month period ended April 30, 2001 we incurred payroll related expenses of $2,693,364. Depreciation and amortization was $298,400 for the nine-month period ended April 30, 2001. Depreciation of fixed assets represented $119,075. Amortization expense of $179,325 reflects the amortization of goodwill associated with our Premier Express Acquisition.

In the event that we continue to acquire other companies, amortization of goodwill will continue to have an impact on our results of operations in the future. Based on our previous acquisitions, future amortization of goodwill will reduce net income from operations by approximately $55,000 in each quarter through 2007.

Interest income of $15,790 is included in selling, general and administrative expenses, net of interest expense of $14,334 for the nine-month period ended April 30, 2001. Interest expense related primarily to interest on shareholder loans and capital leases and interest income resulted primarily form interest earned on our cash reserves.

NET LOSS

Net loss for the nine-month period ended April 30, 2001 was $6,100,830 or 44% of revenues. Net loss before non-cash charges incurred pertaining to consulting agreements for investor relations services, legal, and professional consultants was $2,387,419 or 17% of revenues for the nine-month period ended April 30, 2001. Net loss increased $3,841,623 or 170% from $2,259,207 in the period from December 7, 1999 (inception) to April 30, 2000. We expect our year-to-date net loss to narrow as we experience higher revenues that will increasingly absorb our fixed costs associated with our infrastructure.


LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2001, we had cash and cash equivalents of $346,432 and a working capital deficiency of $1,474,286. The primary source of our working capital during the nine-month period ended April 30, 2001, was from the sale of shares of our series A Preferred Stock.

If we are unable to obtain financing through our current proposed public offering, we will curtail our current growth plans. In such event, we believe that our current cash resources, along with working capital from operations will be sufficient to fund our business at least through 2001. If additional funds from our proposed public offering or other financing arrangements are not available on favorable terms to us, we will not be able to continue our rapid growth.

We believe that, assuming that our current public offering closes, the net proceeds from this offering, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 18 months and will allow us to continue the rapid expansion of our business. However, we may need to raise additional funds as we pursue other business or technology acquisitions or experience operating losses that exceed our current expectations. We cannot assure you that we will be able to raise such funds or such funds will be available to us on favorable terms. If we raise additional funds through the issuance of our equity for debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock and our stockholders may experience additional dilution.

We are currently restricted from raising other additional debt or equity without the consent of the holders of our Series A Preferred Stock. Thomson Kernaghan has exclusive rights to provide any future equity line financing agreements for two years after the date of this prospectus.

On June 6, 2001 we received $440,000, net of $60,000 of expenses, for 100 shares of Series A Convertible Preferred stock from Governors Road, LLC, one of our current holders of our Series A Preferred Stock. This stock is redeemable at our option at 120% of face value plus accrued dividends on $500,000 upon the earlier of the closing of our proposed public offering or August 15, 2001. If we do not redeem the preferred stock its term becomes identical to our other convertible preferred stock. We also issued our warrants as part of this funding in accordance with the terms of the preferred stock agreements.

eAutoclaims' operations used cash of $600,359 the nine-month period ended April 30, 2001, and management expects a significant use of cash during the upcoming fiscal quarter as it funds its operating businesses. There is no assurance we will continue to sustain our growth. Our business has grown significantly since our inception. We believe that our current cash resources, access to capital and cash flow from operations will be sufficient to sustain our operations for at least 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. In order to sustain our growth, we will require substantial additional capital. If we raise additional funds through the issuance of our securities, these securities may have rights, preferences or privileges senior to those of our Common Stock, and our stockholders may experience additional dilution to their equity ownership.

As of July 31, 2000, we had not issued any shares of preferred stock but had received $500,000 in cash toward the purchase of shares of preferred stock. During the nine-month period ended April 30, 2001, we received an additional $1,349,944 in cash that was net of $250,056 of offering costs and issued 420 shares of preferred stock for total gross cash received of approximately $2,100,000. We have an obligation to register these shares of Common Stock underlying the Preferred Stock to provide these investors future liquidity of their investment. In connection with the issuance of the preferred stock, we also issued, to purchasers of the preferred stock, warrants to purchase 818,165 shares of Common Stock. These warrants are immediately exercisable at prices ranging from $1.4625 to $4.50 per share and expire five years from the date of issue. In addition, we agreed to pay the preferred shareholders $280,000 resulting from these preferred shareholders extending the filing deadline for registration of the underlying common stock.

We will need capital to implement our business objectives. We cannot provide any assurance that we will be successful in raising such capital, and such undertakings are difficult to complete. Although management is optimistic that we will be successful in obtaining future financing, there is no assurance that such financing will be available to meet our needs.

Our principle commitments at April 30, 2001 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

INFLATION

We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

SEASONALITY

eAutoclaims does not deem its revenues to be seasonal.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to a number of lawsuits and claims arising out of the conduct of its business. Management believes that the probable resolution of such matters will not materially affect the financial position, results of operations or cash flows of the Company.

In July 2000, EAUTO, LLC, a Texas entity, asserted that the Company's use of its EAUTOCLAIMS.COM mark and website violated its federally registered EAUTO service mark. The Company denied this assertion on the grounds that the marks are different, the services offered by the Company are different than those offered by EAUTO, Inc. and there is no likelihood of confusion among relevant consumers. In May of 2001 EAUTOCLAIMS.COM received a favorable judgment that declared that there was no service mark violation. The judgment further dismissed EAUTO's registered service mark.

On or about October 23, 2000, we received a demand letter from a website developer for $135,000 alleging breach of contract. Our management believes that we are entitled to a refund of $15,000. A complaint has been filed in Pinellas County Circuit Court regarding this dispute. It is too early to predict the ultimate outcome of this dispute. Management believes we have meritorious defenses to this action. We believe that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

We believe that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.


ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

As of July 31, 2000, we had not issued any shares of preferred stock but had received $500,000 in cash toward the purchase of shares of preferred stock. During the nine-month period ended April 30, 2001, we received an additional $1,349,944 in cash that was net of $250,056 of offering costs and issued 420 shares of preferred stock for total gross cash received $2,100,000. We have an obligation to register these shares of Common Stock underlying the Preferred
Stock to provide these investors future liquidity of their investment. In connection with the issuance of the preferred stock, we also issued, to purchasers of the preferred stock, warrants to purchase 818,165 shares of Common Stock. These warrants are immediately exercisable at prices ranging from $1.4625 to $4.50 per share and expire five years from the date of issue.

During the nine-month period ended April 30, 2001, the Company issued 2,372 shares of restricted common stock on the acquisition of SalvageConnection.com, Inc. These shares were valued at the fair market value at the date of issuance that totaled $12,000.

During the nine-month period ended April 30, 2001, the Company entered into agreements with three consultants to provide services to the Company. These consultants will receive cash and 86,136 shares of the Company's common stock for these services. The Company will record a charge to operations when the services are performed based on the fair market value of the shares of common stock on the date in which the services are performed. During the nine-month period ended April 30, 2001, approximately $151,335 was charged to operations as a result of these agreements. At April 30, 2001, 81,693 common shares have been earned.

After renegotiation of a consulting agreement, one of these consultants agreed to cancel 200,000 shares of stock that were issued in fiscal year ended July 31, 2000 as the services were not performed. During April 2001, we issued an additional 200,000 shares of common stock to a member of our board of directors who provided those consulting services. As a result of these transactions we recorded a net charge to operations of $106,000, which was equal to the difference in the fair market value of the shares at the dates of original issuance and subsequent new issuance.

During the nine-month period ended April 30, 2001, the Company agreed to issue 50,000 shares of common stock in exchange for $100,000 of legal services. As of April 30, 2001, $100,000 in legal services had been invoiced (of which $18,900 had been treated as a cost of issuance of the preferred stock) and all 50,000 common shares have been earned.

During the nine-month period ended April 30, 2001, the Company issued options to employees and members of the Company's Board of Directors to purchase 1,292,700 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant.

During the nine-month period ended April 30, 2001, the Company issued 7,846 shares of common stock to directors in exchange for their services. The Company charged operations $17,500, which was equal to the fair market value of the shares when earned.

During April 2001, the Company issued options to purchase 2,200,000 shares of common stock to officers, directors and employees of the Company at $.01 per share. Accordingly, the Company recorded a charge to operations of $3,344,000, representing the difference between the exercise price of the options and the market price of the Company's common stock at the time of issuance related to these issuances.

On June 6, 2001 we received $440,000, net of $60,000 of expenses, for 100 shares of Convertible Preferred stock from Governors Road, LLC, one of our current holders of our Series A Preferred Stock. This stock is redeemable at the our option at 120% of face value plus accrued dividend on $500,000 upon the earlier of the closing of our proposed public offering or August 15, 2001. If we do not redeem the preferred stock its term becomes identical to our convertible preferred stock. We also issued our warrants as part of this funding in accordance with the terms of the preferred stock agreements.

In connection with the recent issuance of 100 shares of our Series A Preferred Stock to Governors Road, LLC, we were required to enter into a Restated Master Modification Agreement with the holders of our Series A Preferred Stock. The Restated Master Modification Agreement amends the Securities Purchase Agreement, the Registration Rights Agreement, Security Agreement, Certificate of Designation for our Series A Preferred, Purchasers Warrant and Agents Warrant. These agreements are collectively referred to sometimes as the "Preferred Stock Agreements." The Restated Master Modification Agreement modifies certain provisions of the Preferred Stock Agreement as follows:

o Holders of our Series A Preferred Stock and certain other of our shareholders agreed to enter into certain lock-up restrictions relating to the sale of our Common Stock. Notwithstanding the foregoing, we have agreed that up to 200,000 of our Common Stock held by Dominion Capital, Ltd., or Southshore Capital Fund, Ltd., otherwise subject to the terms of lock-up agreements, will be permitted to be sold at the equal to ten percent (10%) of the prior day's average trading daily volume. These shares are currently freely tradable without restriction or further registration under the Securities Act pursuant to Rule 144(k).

o The conversion rate for our Series A Preferred Stock was set at $.75 per share. We have reserved a total of 2,800,000 shares of our Common Stock underlying the conversion rights of our Series A Preferred Stock. If our proposed public offering does not close by June 30, 2001, the conversion price on the Preferred Stock shall be reduced from $.75 to the lesser of 75% of the market value at the time of conversion of a share of our common stock or $.62.5.

o The penalty provisions contained in the original Registration Rights Agreement for failure to register underlying shares on a timely basis has been waived subject to us making a cash payment of $280,000 to the holders of our Series A Preferred Stock on or before June 30, 2001.

o The holders of our Series A Preferred Stock will not convert if the effect of conversion is to increase their beneficial ownership in our securities to greater than 9.9%. All remaining Series A Preferred Stock will be converted at such time as the total amount of outstanding Series A Preferred Stock is less than 250,000 (i.e. 50 shares).

o Prior to our decision to proceed with our proposed public offering we had negotiated the terms and conditions of an equity line financing agreement with the Agent. We agreed that the Agent would have exclusive rights to provide any future equity line financing agreements for a period of two (2) years.

o Certain of our shareholders agreed to waive the requirement that $2,000,000 of their common shares be sold as part of our proposed public offering.

o We were granted an extension until June 30, 2001 to close our proposed public offering. If this offering does not close by June 30, 2001, then the lock-up agreements are terminated and the penalty provisions of the Registration Rights Agreement would apply on a retroactive basis to April 30, 2001.

o We agreed to issue CALP II, LP, an affiliate of Thomson Kernaghan, 24,500 shares of our Common Stock in consideration of extending the required closing date of our proposed public offering from April 30, 2001 to June 30, 2001.

o We amended the Certificate of Designation for our Series A Preferred Stock to increase the number of Series A Preferred Stock from 500 to 600 shares.

o We are obligated to redeem the 100 shares of our Series A Preferred Stock purchased by Governors Road, LLC in June, 2001, at 120% of the face amount ($600,000) plus accrued and unpaid dividends upon the earlier of August 15, 2001 or the closing of our proposed public offering. If we do not redeem the 100 shares of our Series A Preferred Stock issued to Governors Road, LLC, then the amended conversion features set forth above shall apply.

o If the public offering closes, the agent warrants and purchaser warrants shall be automatically amended on such closing date to provide for an exercise price equal to the lower or (i) the existing exercise prices of the purchaser's warrants and agent's warrants, or (ii) the lowest exercise price of the warrants included in the units of our public offering.

o We agreed to pay Greenfield Investments, an affiliate of Governors Road, LLC, the sum of $50,000 as consideration for investment banking services in connection with the placement of our Series A Preferred Stock to Governor Road, LLC in June 2001.

o We released the holders of our Series A Preferred Stock, the agent as well as her officers, directors, attorneys, employees and representatives from any and all actions, claims, liabilities or any matter whatsoever relating to the Preferred Stock Agreements, the Restated Master Modification Agreement and/or the sale of our Series A Preferred Stock to Governors Road, LLC.

We may not be able to close our proposed public offering on or before June 30, 2001. There is no assurance we will be able to negotiate reasonable extension terms with the agent, the holders of our Series A Preferred Stock or other shareholders who have agreed to lock-up provisions contingent upon a closing date of June 30, 2001. The failure to close this public offering and negotiate extensions of our lock-up arrangements and other understandings with certain of our current shareholders may have an adverse effect on the price of our Common Stock and financial performance.


ITEM 5. OTHER INFORMATION

On April 9, 2001, our board of Directors authorized us to enter into Change of Control and Termination Agreements with Eric Seidel, Randal K. Wright, Scott Moore and Gabriel Powers. If there is a change of control and our executives are terminated without cause, then the executive shall be entitled to receive a lump sum payment equal to 299% of the executive's last 12 months base salary. In addition, all stock options issued to the executive shall immediately vest and be exercisable in full at any time of the remaining term of the stock options. A change of control is defined to mean any merger, combination, consolidation of other business transactions in which the holders of our common stock immediately prior to such transaction are not the holders of a majority of our voting securities after the transaction, the closing of any sale of all or substantially all of our assets or a change in the composition of our Board of Directors such that the current members of the board of directors are no longer the majority in number of the Board of Directors. These arrangements constitute an anti-takeover device since the obligations that are triggered upon a change of control may thwart or make any change of control transaction more difficult to accomplish because of the liabilities that are triggered upon the change of control.

On April 9, 2001, the Board of Directors also approved us entering into Indemnifications Agreements with each of our officers and directors. The
Indemnification Agreements provide indemnification to the maximum extent authorized by Nevada State corporation law and specifically authorize the reimbursement of our directors and officers of legal fees on a monthly basis during the existence of any action naming our officers and directors unless it becomes apparent that such individual is not entitled to payment of expenses. In such event our officers and directors are required within 30 days to reimburse us for all amounts previously advanced or paid.

In May 2001, Randy Wright was appointed as our Chief Development Officer and Reed Mattingly was appointed as our Chief Operating Officer.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a Current Report Form 8-K Amendment No.2 dated July 20, 2000 with the Securities and Exchange Commission amending the Form 8-K/A Amendment No.1 filed on August 15, 2000 regarding the financial statements and the pro forma financial information for Premier Express Claims, Inc.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   June 14, 2001            By:      /s/ Eric Seidel
                                 -----------------------------------------------
                                         Eric Seidel, Chief Executive Officer


                                 By:     /s/ Scott Moore
                                 -----------------------------------------------
                                         Scott Moore, Chief Financial Officer