Form 10KSB
period 2001-07-31
EAUTOCLAIMS COM INC
filed 2001-11-13
CIK 1034694

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-KSB


     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2001

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

     [ X ] Yes [ ] No

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State  issuer's   revenues  for  its  most  recent  reporting  period  July  31,
2001........$20,188,249.

Aggregate market value of the voting stock held by non-affiliates of the registrant at July 31, 2001 was $14,030,672.

                               FORM 10-KSB - Index


                                     PART I
                                     ------

                                                                                                    Page
                                                                                                    ----
Item 1.           Description of Business...........................................................  2

Item 2.           Description of Property........................................................... 18

Item 3.           Legal Proceedings................................................................. 18

Item 4.           Submission of Matters to a Vote of Security Holders............................... 18


                                     PART II
                                     -------

Item 5.           Market of the Registrant's Securities and Related Stockholder Matters............. 19

Item 6.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................... 23

Item 7.           Financial Statements and Supplementary Data....................................... 27

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosures................................................ 27

                                    PART III
                                    --------


Item  9.          Directors and Executive Officers of the Registrant................................ 27

Item 10.          Executive Compensation............................................................ 30

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................... 37

Item 12.          Certain Relationships and Related Transactions.................................... 39

Item 13.          Exhibits, Consolidated Financial Statements,
                  Schedules and Reports on Form 8-K................................................. 41

                  Signatures........................................................................ 43


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

                                     PART I
                                     ------

ITEM 1.  BUSINESS

General

         eAutoclaims provides Internet based vehicle collision claims services for insurance companies, third party claims administrators (TPA) and self-insured automobile fleet management companies. We accept assignment of claims from our customers, and provide vehicle repairs through a network of body and glass repair shops. We also handle estimate, audit and claims administration services for claims for which we do not perform the repair. eAutoclaims has established a nationwide network of over 3,000 automotive repair shops and 5,500 glass shops. We derive our revenues by accepting assignments of auto repair claims from our customers and having them repaired through our network of contracted body and glass repair shops. Once we accept these claims, we also accept the risk that the repair will not be done properly. Additionally, we derive revenue from fees for processing and coordinating claims that don't go through our network of body shops.

         Our business model is similar to that of health maintenance organizations ("HMO's") and preferred provider organizations ("PPO's"). HMO's and PPO's seek to control the cost of medical services by bringing the various health care providers, such as doctors and hospitals, together in a single organization, thereby exerting control over the costs of services paid for by the HMO or PPO. EAutoclaims.com administers the vehicle repair process from the reporting of the accident through the satisfactory repair of damage. We coordinate the activities of the insurance company, its insured, and the various parties involved in evaluating a claim, negotiating the cost of parts and services, and performing necessary repair services. We monitor the performance of parts and service providers to help assure that the expectations of the insurance company for quality, timeliness and cost are being met. As HMO's and PPO's have relationships with many providers, we have established contracted relationships with over 3,000 body shops and over 5,500 glass shops throughout the United States. Because of these relationships, we are typically able to obtain lower cost parts and services for our customers and increase the volume of work for repair shops that are part of our preferred provider network.

         During the fiscal year ended July 31, 2001, one customer accounted for approximately 64% of our total gross revenues. In September 2001, we cancelled our agreement with Inspire Claims Solutions, which was our largest customer during fiscal year ended July 31, 2001. To date, we have been able to replace the claims previously processed on behalf of Inspire with other new customers, such as Royal Sun Alliance. Our long-term success depends upon increasing revenues by expanding our base of customers and reducing our reliance upon a few customers. Because of the competitive nature of our business and the uncertainty as to the acceptance of the Internet to handle insurance claims, we may not be able to increase revenues sufficiently to become profitable.

Products and Services
---------------------

         Our customers consist primarily of insurance companies, third party claims administrators and managers of self-insured automobile fleets. We start with a 90-day test contract with each customer. This test period allows the customer to see the cost and time saving that we can provide them. At or before the end of the 90 days, the customer can choose to enter into a year long contract. The one-year contract allows them to lock in their 90 day contract rates. Most of our customers are on a one-year contract. That contract specifies that we take responsibility for, and liability of, all repairs that are assigned to our network of body and glass repair providers. If the vehicle is not assigned to our shops for repair then we collect a file handling fee within thirty days. Within seven days of the assignment of the vehicle to the body or glass shop, our insurance and TPA customers pay us the completed audited repair price, before the shop discount, less the customer's volume discount. Our fleet customers pay us within 30 days of the repair.

         We handle the entire collision repair function for our customers from the time of reporting of the accident through the vehicle's satisfactory repair. Through our network of parts and repair service providers, we are frequently able to obtain parts and services at lower costs than otherwise available. We monitor and audit all repair work to help assure that the proper repair work is performed at the negotiated price. In most cases, digital photographs of the repair process from assessment of the damage to views of the completed repair are transmitted to us via the Internet to assist us in monitoring repairs.

         We strive to provide our customers with ways to control costs associated with processing collision claims. We help our clients monitor their automobile claims losses by providing the following:

          o Audit Trail - We audit every claim that comes into our system. This helps us deliver the lowest available adjusted cost to out clients on every repair.

          o Technology - We built the first customized web-based vehicle claim assignment and delivery - system for insurance companies and corporate fleets. eAutoclaims.com uses state-of-the-art technology and security for the transmission of files and records. In addition, we utilize digital cameras, Internet communication, advanced data storage and scanners for auto repair shops that are not equipped with digital cameras, to create a defined audit trail and high capacity digital storage. We provide these applications to our clients with their own private label that includes their corporate colors and logos, which makes the claims process transparent to both insurance company personnel and the insured.

          o Shared Discounts - We share any volume or other discounts that we obtain with our clients based on submitted volume.

         We have accepted our first large client, namely Inspire Claims Solution (Inspire). Inspire is a third party claims administrator that accounted for 64% of our revenues for the fiscal year ended July 31, 2001. Most of our other insurance customers are small to mid-size insurance carriers that specialize in non-standard coverage. Non-standard insurance coverage is insurance for private passenger automobile risks that are typically rejected or canceled by standard market companies because the insured have poor loss experience or a history of late premium payments.

Collision Claims Management

         Our principal service consists of the administration of vehicle collision claims for insurance companies, managing general agents and corporate fleets. These services include:

          1.   Centralized accident reporting.
          2.   Copies of accident reports.
          3. Identifying the appropriate network repair facility and directing the policyholder to such facility.
          4. Deliver repair estimates and photographs/digital images of damage to any location overnight or same day upload.
          5.   Audit of every claim by our in-house physical damage experts.
          6.   Assignment of independent field appraiser, when necessary.
          7.   Expedited deliver of part and materials as needed.
          8. Computerized tracking and follow-up system to minimize repair time.
          9.   Replacement rental vehicles.
          10. A lifetime guarantee (for as long as the insured owns the vehicle) on all physical damage body repairs and administration of manufacturer or installer's warranty on replacement parts.


         eAutoclaims.com has relationships with over 3,000 affiliated repair and 5,500 auto glass vendors facilities in its network. We manually audit all collision damage claims at our data hub using remote digital photographs transmitted over the Internet.

Useful Features and Benefits of our System

          o eAutoclaims Internet-based process assigns vehicles directly to the nearest network collision shop.

          o Provides a way for our insurance company clients to control loss development curves without raising premiums.

          o Insurance companies are able to establish lower loss claims reserves. This, in turn, is used to free up capital and surplus allowing for additional premiums at lower premium rates.

          o Helps reduces fraudulent claims through our process of claims investigation.

          o Because of our typically faster settlement time, our insurance company clients are able to save costs because the amount of time that they are required to provide rental vehicles to their customers is reduced.

Design Overview

Bricks to Click  and eAutoFleet: The Core Service

Clicks

         We operate our Bricks-to-Clicks and eAutoFleet web site supported by an electronic and manual processing center where claims are processed according to the desires of our customer. By providing insurance/fleet companies with access to eAutoclaims.com web site, the carrier is able to tap into eAutoclaims.com database of network repair facilities. This direct web access allows the carrier to assign the insured to a network repair facility from the very first contact of the claim. Upon assigning the policyholder to a network shop, the insurance company uses our program to notify the network repair facility and
eAutoclaims.com of the new claim. Upon the completion of assigning the policyholder to a network shop, the insurance company hits the submit button causing the web site to auto-notice the network repair shop and inform eAutoclaims of the new claim. All repair work is audited by our property damage specialists and monitored through our data center to help assure that high quality work is performed at a price negotiated with the repair facility. This negotiation involves obtaining parts and labor at the best available price and completing the repair work in the shortest time necessary to bring the vehicle to its original condition. We provide a private label application to each of our insurance company clients in which the insurance company's logos and colors are prominently displayed. Because of this, both the insurance company's customer and its claims handler, although operating through our Internet site, appear to be working from the company's proprietary Internet site.

         The eAutoclaims.com insurance/fleet company client also offers the policyholder/driver the opportunity to file their claim online. The online policyholder/driver will is able to select a network shop after completing all the necessary claims information. Upon hitting the submit button, the web site auto-notices the company's staff of the network body shop in eAutoclaims with information of the new claim. The policyholder/driver is left with the impression of having dealt directly with the insurance/fleet company's proprietary web site.

         In both of the above applications, the user is working on the eAutoclaims web site. The claims solution is customized to appear as the insurance/fleet company's keeping eAutoclaims transparent on the "Clicks" application.

         Once the "Clicks" application is complete, the "Bricks" or "manual" application begins. eAutoclaims manually contacts the network shop to ensure top quality service when the driver arrives for their estimate. The eAutoclaims professional customer service representative contacts the driver if they do not show-up for their shop appointment or if the shop does not transmit the estimate in a timely manner.

         The network shop uploads the estimate to the eAutoclaims shop sending an auto-notice to both the assigned eAutoclaims claims coordinator and the eAutoclaims auditor. The claim is then audited and an agreed repair price is reached with the network shop. Once this process is completed, the claim is posted to the insurance/fleet company's personal web site, or "data repair center", this provides notice to the insurance/fleet company's assigned claims handler with a hot link to the photos, estimate and invoice.

         Throughout the Bricks to Clicks and eAutoFleet process, the consumer/driver can be given access to log onto the insurance/fleet company's eAutoclaims web site to view the status of their claim. The site appears to be the proprietary site of the insurance/fleet company.

eAutoclaims eLink Product

         Appraiser eLink ("eLink") is a product we designed to enable our customers to receive claims appraisal information online. eLink is a web site, the site has uploading capability where field appraisers can return assignment information online. The site has an applet driver that is downloaded to the user in the field. This enables the users' software to "print" right into the web site, regardless of what software they are running.

         In addition, the eLink product enables its subscribers (the insurance company) to collect information regarding the appraisal assignments that can be viewed online in real-time reports. Standard information collected is average paid loss, average adjustment expense and cycle time. The subscriber can request additional information be coded into the web site.

         The eLink application has been built by eAutoclaims and the download driver is made by Peer Net, Inc. The Peer Net drive costs the user a one time licensing fee of $33. Our transaction fees ranges from $6 to $9 dollars an upload.

         eAutoclaims provides the subscriber a interface for the eLink software that is normally used by in-house staff claims handlers. The interface is a claims management tool for claims assignments. This keeps the claims information organized and eliminates overnight packages and other manual steps such as filing, re-keying information and storage.

         Development of the eLink product has been completed. We are just beginning to offer this product to our customers as part of value added services. To date, we have generated negligible revenues from the eLink product and it is too early to determine whether this product will achieve wide spread commercial acceptance.

Sales and Marketing

         We believe that a strong sales and marketing organization is essential to effectively market our services. We are working to establish recognition of our corporate identity and service offering through advertisements in trade publications, direct mail, promotion activities, web site presence, tradeshow participation and other media events.

         Because our services require considerable customer education and post-sales support, we have chosen to solicit prospective customers through a direct sales force. We anticipate hiring additional sales representatives to provide additional coverage in the Southeast, Northeast and the West Coast of the United States.

Competition

         Because the auto collision claims service industry is highly competitive and has low barriers to entry, we cannot assure you that we will be able to compete effectively. We are aware of three other companies that offer internet-based services similar to ours, CEI Group, Consolidated Service Corporation and Driversshield.com. These competitors provide their services primarily to the fleet management industry. Driversshield.com, is the one competitor we are aware of that offers repair shop connectivity with the claims review and volume discount we offer. All of these competitors have been in business longer than we have and have significantly greater assets and financial resources than currently available to us. We expect competition to intensify in the Internet-based segment of this industry as current non-Internet competitors expand their market into the Internet and new competitors enter the market utilizing the Internet. We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures could force us to reduce our prices and may make it more difficult for us to attract new customers and retain current customers. The principal competitive factors for our services are:

          o    turn around time for claims processing;

          o    quality of repair shop services;

          o    ability to offer nationwide access to repair facilities;

          o    claims processing fees and charges;

          o ability to offer new services and incorporate technological change into existing services;

          o    24/7 access to status of claim;

          o volume of repair claims a repair facility can expect to support discount amounts.

         As competition in our industry increases, it is likely that many of our competitors will have access to greater resources than are currently available to us, including financial, employee, customer relations, technology, and expertise in developing and implementing new technologies as the industry evolves. In addition, competitors may be able to develop services that are superior to our service, that achieve greater customer acceptance or that significantly improves functionality as compared to our existing and future products and services.

Customer Service

         Our continued growth will be dependent upon our ability to consistently deliver customer centered service at competitive prices. Our Bricks-to-Clicks(TM) system is designed to ensure that the claims process flows smoothly and seamlessly. The Company's "bricks" follow-up on claims assignments helps to ensure that all details of the claim will be verified to our quality standards.

         We have implemented a "Customer Service Professional" certification as part of our Associate Development Program to ensure that our employees are fully trained in the latest in customer service techniques and to help us in attaining our objective of becoming known as one of the best customer service organizations in the industry.

         To help us monitor  our  performance,  we own  Customer  Service  Index
(CSI). This involves sending surveys to the drivers who have used eAutoclaims.com's repair facilities with questions related to their satisfaction with eAutoclaims.com and the service of the collision repair shop. We also survey customers who have selected repair shops that are not part of our network to ascertain the reasons for such selection. This information is utilized in evaluating and training our staff. We also use these surveys in evaluating the quality of our network collision shops.

Employees

         As of September 30, 2001, eAutoclaims.com, Inc. had 104 full-time employees. There is no union contract relating to any of our employees nor does the company anticipate there to be unionization of its employees. We believe that our relationship with our employees is generally good.

Intellectual Property

         We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products and services. These include confidentiality, invention assignment and nondisclosure agreements with our employees, contractors, suppliers and strategic partners. The confidentiality and nondisclosure agreements with employees, contractors and suppliers are in perpetuity. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we intend to pursue the registration of our trademarks and service marks in the U.S.

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

         We use various service marks, including eAutoclaims.com, Bricks to Clicks and eAutoFleet.com. In May 2000, we filed federal service mark applications for "eAutoclaims.com" and "Bricks to Clicks". We have filed for and have been granted the factitious name EAUTOCLAIMS in the State of Florida. We also own approximately 30 URL Internet domain names, including Premier Express Claims.com, eAutoFleet.com and eProcessclaims.com. We maintain a website located at www.eAutoclaims.com. We are not incorporating by reference any information on our website and information on our website should not be considered part of this Form 10-K.

         On January 19, 2001, we were notified by our trademark counsel that although the trademark examiner did not find any similar or pending marks which would prevent registration of "eAutoclaims.com", she refused registration of this mark on the principal register because the service mark "eAutoclaims.com" is merely descriptive of our service since we combined the letter "e" with the word "Autoclaims". Our trademark counsel has advised us that there is some merit to the trademark examiner's position. Based upon the advice of our trademark counsel, we amended the application for registration on the "supplemental register" which is reserved for those marks which have a descriptive quality, but have not achieved the degree of use or secondary meaning necessary to establish distinctiveness, which is a requirement for registration on the principal register. Our application for registration and the supplemental registration for the mark eAutoclaims.com(R) was granted on October 2,001. Registration on the supplemental register is valid for 10 years but does not prevent other parties from use of a similar mark.

         On January 19, 2001, we were also notified by our trademark counsel that our application for registration of the Bricks to Clicks service mark on the principal register was also denied due to the likelihood of confusion between our proposed service mark and a previously filed service mark. Our trademark counsel has advised us that we have a strong argument which can be made that our use is significantly different in terms of commercial activity than the competing pending application, which relates to financial accounting services and web site design and implementation services. We resubmitted our response to the examiner's actions on May 25, 2001. There is no assurance that we will be able to obtain primary or secondary registration of Bricks to Clicks mark. Furthermore, we are exposed to the risk that another party may claim we infringed upon this mark which could result in us ceasing the use this mark, licensing the use of this mark or becoming involved in time-consuming and costly litigation.

         There can be no assurance that other parties will not claim infringement by us with respect to our current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, with or without merit, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter to royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us, or at all. As a result, any such claim of infringement against us could have a material adverse effect upon our business, results of operations and financial condition.

         We also license and market our proprietary "Bricks to Clicks" insurance claims processing software system. This system provides insurance agents with access to competitive pricing structures and helps them in determining competitive repair costs for their geographic region. Upon determining such repair cost, the insurance agent can process the claim to completion and provide insurance proceeds to the insured to be used to pay costs of repairs to the damaged vehicle. We have applied for a provisional patent application for a communications network method for processing property damage insurance claims. The one year anniversary of the provisional patent application will be June 6, 2001. We are required to prepare and file a utility application with a set of claims in order to seek full patent protection and to retain the benefit of the filing date of the provisional application. If a utility application and/or foreign applications are not filed within one year of the filing date of the provisional application, the right to claim priority to the filing date to the provisional application will be lost. To date, we have not retained our patent and trademark counsel to pursue the utility patent application and/or foreign applications, and we currently run the risk that the provisional patent application for communications network method for processing property damaged insurance claims will be abandoned. We are currently evaluating the merits of proceeding with a utility patent application. Even if we proceed with a utility patent application, there is no assurance that our application will be accepted or that other parties may claim infringement or otherwise object to this patent application.

Operations and Technology

         We have designed and developed our own web based technology platform using proprietary software and systems in combination with commercially available licensed technologies and software. Our network topology is designed to facilitate expansion by the addition of servers for dedicated processes without interrupting our current operating systems.

         We rely on Cold Fusion 4.5, Peer Net Doc 2 Fax Drive, Microsoft Internet Information Server, Microsoft Window NT 4.0 and Microsoft SQL Server
7.0 to operate our primary software applications. These are standard shrink wrap software programs and are not considered proprietary or unique to our applications. However, we are dependent upon the continued operation and maintenance of these software programs to operate our systems.

         eAutoclaims.com has selected Dell Computer Corporation as its hardware provider. Dell has assigned a three member "Business Alliance Solution" team to work with us. Pursuant to a joint Non-Disclosure Agreement, Dell is providing us with information to help us develop technology for our proprietary "Bricks to Clicks" web service.

         Our core hardware and server architecture are based on Dell Poweredge servers. We maintain individual servers for Web content delivery, data base storage and retrieval, mail storage and management, fax generation and delivery and back room operations. Our client and customer workstations require Windows 98 or higher operating systems. Our dedicated development servers can operate demonstration CD ROMs to disseminate new applications and custom formatted presentations for our sales and marketing personnel.

         Our primary software is proprietary and licensed as the "Bricks to Clicks" Internet Claims System. We also have developed a proprietary eAutoFleet "Bricks to Clicks" Internet Claims System that is patterned after the insurance company model but has distinct differences for capturing loss information and related reports.

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

         Our technology systems are designed to address important security concerns:

The Parts.com Licensing and Joint Marketing Agreement

         On May 7, 2001, we entered into a License and Joint Marketing Agreement with Parts.com, Inc. Parts.com is an online original equipment manufacturer
(OEM) automotive parts procurement provider. Parts.com has developed proprietary software that enables a user to search and order for OEM automotive parts in local areas fast and conveniently. Under this agreement we acquired all rights to the Raptor and ReallyKnow software programs and products developed by Parts.com. Raptor is a software product that provides for the translation of estimating code into a binary format capable of being imported and transported to other estimating software programs without manually rekeying the underlying data. This software allows us to maintain estimates in electronic format without having to manually rekey the estimate prepared by the repair shops and field auditors. ReallyKnow is a software program which allows ad hoc reporting search engines to customize reports specific to a user's need.

         In addition, we were granted the exclusive rights for a five (5) year period to market Parts.com TradeMotion software products directly or as part of our system. TradeMotion software allows automobile dealerships to operate a web site that enables the dealership to sell OEM automotive parts online. In turn, Parts.com has a non-exclusive right for a period of five (5) years to market our products and services to their automobile dealership customers. Under this agreement, we agree to cooperate in the development of fulfillment procedures regarding each party's products. The agreement provides for revenue sharing arrangements between EACC and Parts.com. EACC will pay Parts.com 70% of all setup and subscription fees received from automobile dealerships that acquire the TradeMotion software products that are exclusively marketed by EACC.

         Under this agreement we paid Parts.com a total of $360,000 for the Raptor and ReallyKnow software program. We estimate that the internal cost of developing the source codes and software for these products acquired from Parts.com would have been substantially higher than the amount paid to Parts.com. Furthermore, management believes that there is significant synergy and cost savings that will be achieved through this arrangement with Parts.com. This arrangement allows EACC to take advantage of Parts.com's discount buying programs for OEM automotive parts and expands the eAutoclaims potential customer base to the automotive dealerships currently enrolled as part of the Parts.com system. Although management is optimistic that the agreements with Part.com will result in significant revenues and operational efficiencies, there is no assurance that we will ever generate incremental cost savings or additional revenues beyond the $360,000 paid to Parts.com.

Prevention of Access to Data by Unauthorized Personnel

         Only personnel in our Information and Technology Department are allowed access to stored data. Our Information and Technology Department provides indirect access to our clients via controlled program codes. We protect our servers against viruses and malicious programs with anti-virus software that is updated monthly. Our email server is also protected by anti-virus software, with virus definition updates conducted weekly. Notwithstanding such safeguards and procedures, a successful unauthorized access to sensitive data or a virus attack on systems such as ours is possible. A malicious unauthorized access or effective virus could adversely affect our business.

Protection from Catastrophic Events

         eAutoClaims.com   takes  the  following   precautions  to  help  assure
continuous service in the event of catastrophic events such as fire, water intrusion or loss of power:

     o All data and program code is backed up nightly to a magnetic tape. One month of historical data is maintained onsite in a fireproof safe. In the event that our facility were destroyed, we would be able to deploy a fresh data set to our remotely hosted server within a matter of hours.

     o An additional copy of historical data is stored on a development server outside of the production server area nightly to provide further redundancy protection.

     o Our Network Operation Center is separately housed within the facility and has a dedicated power supply and air-handling unit.

     o    Our fire suppression system is computer friendly.

     o We maintain a clone of our application and database content on a server located in Win Gap, Pennsylvania. This system can be activated within one hour. In the event a hurricane or other disaster threatens our location, we can deploy our content, notify our clients, and migrate our operation to our remote site ahead of any impact to our area.

         Notwithstanding these precautions, a catastrophic event could interrupt our service for a substantial period of time, which would adversely affect our business prospects.

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

Governmental Regulation

         We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. Certain jurisdictions could adopt laws directed at the auto insurance industry, which could affect our business in an unforeseen and adverse manner. It is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated actions against online service providers regarding the manner in which personal information regarding our users to third parties. We do not currently provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services.

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

         In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are incorporated in Nevada and are currently only required to be qualified as a foreign corporation authorized to do business in the State of Florida because our offices are located in Palm Harbor, Florida. Changes in the laws affecting the Internet or the automobile insurance repair industry may require us to quality in additional jurisdictions. Our failure to qualify in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

Special Considerations

         The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition, or operating results could be negatively affected.

                          Risks Related to Our Business

Our limited operating history makes evaluating our business and prospects difficult.

         We have a limited operating history on which you can base an evaluation of our business and future prospects. Although we were incorporated in August 1996, we have only been involved in the internet based automobile collision insurance claims business since our merger with eAutoclaims.com, Inc. in May 2000. Our limited operating history in this industry makes an evaluation of our future prospects very difficult. We have not achieved profitability and may never be profitable. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. You should carefully consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. There is a risk that we will not be able to accomplish our objectives. Failure to achieve any of our objectives could negatively affect our business, financial condition and results of operations.

We have all the risks of a principal in the automobile repair process.

         We receive revenue from insurance companies for repairs completed by members of our network of repair shops. We approve all repair shops for inclusion in our network and determine which repair shop will perform the repairs. We are responsible for collecting our revenue directly from the insurance company. We therefore act as a principal in the transaction.

         If the repairs are not completed correctly, and the vehicle must be sent to another repair shop for repairs to be performed, we must pay for the repairs to be completed again. This cost is not passed on to the insurance company but is a risk that we bear. We control this risk by monitoring work performed by the repair shops, monitoring customer complaints, reviewing the repair shop history and actual site visits to repair shops. We add or subtract from our network based on our review, and our review alone, of the repair shops. We eliminate repair shops that we feel are not providing repair work up to its standards. Repairs are approved by customers upon retrieval of their vehicle. We constantly review and revise our network to determine if repair shops included should be removed. We have the risks and rewards of ownership such as the risk of loss for collection, delivery or returns.

         All our fees are negotiated between us and the insurance company, and the negotiation does not include any repair shop. We must pay the repair shop a fee negotiated between us and the repair shop, and the negotiation does not include any insurance company. The amount owed to the repair shop is owed directly by us and is not guaranteed, directly or indirectly, by any insurance company. We are not acting as an agent or broker (including performing services, in substance, as an agent broker) with compensation on a commission or fee basis.

         To date, additional repairs that our repair shops have to provide after a vehicle has been returned to its user have not been material. We have not experienced any material bad debts or collection difficulties from our customers. However, because we act as the principal in the automobile repair process, we are subject to the risks of poor repair work and accounts receivable write-offs from our customers due to dissatisfaction with our services.

We have historically incurred losses and these losses may increase in the future.

         We have never been profitable. During the year ended July 31, 2001, we had a net loss of $7,637,926. As of July 31, 2001, our accumulated deficit was $15,325,487. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our sales and marketing and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and our losses may grow in the future.

         On April 9, 2001, we issued options to acquired 2,200,000 shares of our Common Stock to our executive officers and key employees. All of these options have an exercise price of $.01. The fair market value of our common shares as of the date these options were granted was $1.53. We incurred a charge to our income statement for the quarter ended April 30, 2001 of $3,344,000, which represents the difference between the exercise price of $.01 and the market value of $1.53 multiplied by the number of options issued. Although this is a non-cash charge we reported a significant loss for our quarter ended April 30, 2001 due to this charge.

We are dependent on only a few customers for a substantial portion of our revenues.

         During the year ended July 31, 2001, one customer accounted for approximately 64% of our total gross revenues. The loss of this customer or a significant reduction in the amount of business it does with us would substantially reduce our revenues and adversely affect our ability to continue operations. Our long-term success depends upon increasing revenues by expanding our base of customers and reducing our reliance upon a few customers. Because of the competitive nature of our business and the uncertainty as to the acceptance of the Internet to handle insurance claims, we may not be able to increase revenues sufficiently to become profitable.

We depend upon independently owned and operated repair shops to provide services to our customers.

         We have agreements with a network of independently owned and operated vehicle repair facilities to provide services to our customers. Either we or the repair facility can terminate our contracts at will. Our business could suffer if a significant number of these repair shops terminate their agreements with us or fail to provide the quality of service expected by our customers.

We may not be indemnified for all losses resulting from our vehicle repair business.

         We require that all repair shops in our network indemnify us from claims relating to their negligent acts or breach of their agreement with us, maintain a specified amount of liability insurance coverage, and name us as an additional insured under their liability policy. This coverage may not, however, cover all liabilities to which we may be subject, and our business could suffer if we need to draw significant funds from operating revenue to pay claims that are not covered or that exceed the limits of our coverage.

The  market  for  insurance   auto  collision   claims   services  is  extremely
competitive.

         Because the auto collision claims service industry is highly competitive and has low barriers to entry, we cannot assure you that we will be able to compete effectively. We are aware of three other companies that offer internet-based services similar to ours, CEI Group, Consolidated Service Corporation and Driversshield, Inc.. These competitors provide their services primarily to the fleet management industry. First Priority Group, Inc., is the one competitor we are aware of that offers repair shop connectivity with the claims review and volume discount we offer. All of these competitors have been in business longer than we have and have significantly greater assets and financial resources than currently available to us. We expect competition to intensify in the Internet-based segment of this industry as current non-Internet competitors expand their market into the Internet and new competitors enter the market utilizing the Internet. We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures could force us to reduce our prices and may make it more difficult for us to attract new customers and retain current customers. The principal competitive factors for our services are:

     o    turn around time for claims processing;

     o    quality of repair shop services;

     o    ability to offer nationwide access to repair facilities;

     o    claims processing fees and charges;

     o ability to offer new services and incorporate technological change into existing services;

     o    24/7 access to status of claim;

     o volume of repair claims a repair facility can expect to support discount amounts.

         As competition in our industry increases, it is likely that many of our competitors will have access to greater resources than are currently available to us, including financial, employee, customer relations, technology, and expertise in developing and implementing new technologies as the industry evolves. In addition, competitors may be able to develop services that are superior to our service, that achieve greater customer acceptance or that significantly improves functionality as compared to our existing and future products and services.

The use of the Internet to provide collision claims administration services is a recent development and the extent of customer acceptance is not yet known.

         Internet-based collision claims administration is a relatively new and evolving industry. As such, there is no clearly defined business model that has a lengthy history of customer acceptance and profitability. For the industry to be successful, insurance companies and policyholders must both be willing to obtain collision administration services over the Internet. There is no way to be sure that a sufficient number of customers will utilize our services to enable us to become and remain profitable.

We depend on key personnel and will need to recruit new personnel as we grow.

         Because we are a small company, we are currently dependent on the efforts of a limited number of management personnel. We believe that given the development stage of our business and the large amount of responsibility being placed on each member of our management team, the loss of the services of any member of this team at the present time would harm our business. Each member of our management team supervises the operation and growth of one or more integral parts of our business.

         If we are successful in expanding our customer base, we will need to add additional key personnel as we continue to grow. If we cannot attract and retain enough qualified and skilled staff, the growth of our business may be limited. Our ability to provide services to clients and expand our business depends, in part, on our ability to attract and retain staff with professional experiences that are relevant to technology development and other functions we perform. Competition for personnel with these skills is intense. Some technical job categories are under conditions of severe shortage in the United States. In addition, restrictive immigration quotas could prevent us from recruiting skilled staff from outside the United States. We may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or expand our business.

         We believe our future success will depend in part on the following:

     o    the continued employment and performance of our senior management,
     o    our ability to retain and motivate our officers and key employees, and
     o our ability to identify, attract, hire, train, retain, and motivate other highly skilled technical, managerial, marketing, and customer service personnel.

Our business will suffer if our independent automobile collision repair shops do not provide good service.

         We currently have relationships with over 2,600 independently owned and operated body shops upon which we depend to perform quality repair services at a reasonable cost and in a timely manner. Although we monitor the quality and timeliness of their services and can terminate our relationship with those shops that do not meet our standards, we do not have meaningful control over the quality of their services. Poor workmanship or service by any of these shops can adversely affect our relationships with customers and could cause them to stop dealing with us or reduce the amount of business that they do with us. In addition, because we assume the responsibility for the quality of repairs, poor workmanship and inferior work can negatively affect our financial position because of the additional costs we incur in properly repairing an automobile.

We are dependent on third parties and certain relationships to fulfill our obligations to our customers.

         We are heavily dependent upon the collision repair shops and support facilities which are members of our Preferred Provider Network to adequately and promptly service our customers' needs. eAuto is dependent upon its ability to enter into agreements with collision repair shops, glass shops and other providers of services who provide quality service at the negotiated prices. Our business is also generally dependent upon our ability to obtain the services of programmers and website designers and other persons and entities necessary for the development and maintenance of our website. There can be no assurance that the Company will obtain the services of any such person or entities on satisfactory terms, if at all, or that the Company will be able to maintain such relationships.

If we fail to adequately protect our trademarks and proprietary rights, our business could be harmed. Our rights to our servicemarks are uncertain.

         The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Our service mark applications for eAutoclaims.com and Bricks to Clicks on the primary federal register were rejected. It is uncertain if we will ever be able to obtain servicemarks for these marks. We have been involved in litigation regarding the rights to use the name eAutoclaims.com. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we may in the future offer our products and services. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary right is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

We may not be able to protect our proprietary technology.

         Despite any precautions we may take, a third party may be able to copy or otherwise obtain and use our software or other proprietary information without authorization or develop similar software independently. We cannot assure you that the steps we have taken or will take will prevent misappropriation of our technology. Litigation may be necessary in the future to determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. This litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business. If we are unable to protect our current or future proprietary technology, our ability to compete effectively will be harmed.

We may not be able to adequately protect our domain name.

         eAutoclaims.com currently holds various Web domain names relating to its business, including the domain name: "eAutoclaims.com." Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the current exclusive registrar for the ".com", ".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Such changes in the United States are expected to include a transition from the current system to a system that is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our proprietary rights. We are currently involved in litigation involving our rights to the domain name and service mark of eAutoclaims.com. If we are not able to prevent our competitors from securing our domain name, they could capitalize on our name recognition.

If we are to remain competitive, we must be able to keep pace with rapid technological change.

         To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our website. The online commerce industry is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our business model and proprietary technology and systems obsolete in comparison to systems competitors may implement. Our future success will depend, in part, on our ability to develop or license leading technologies useful in our business, enhance the ease of use of our existing services, develop new services and technologies that address the varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If we were unable, for technical, legal, financial or other reasons, to incorporate new technology in new features or products, we may not be able to adapt in a timely manner to changing market conditions or customer requirements.

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

         We license and will continue to license certain technology and software from third parties. These licenses are integral to our business. If any of these relationships were terminated or if any of these third parties were to cease doing business, we would be forced to spend significant time and money to replace the licensed software. If we are not able to replace these licenses on commercially reasonable terms, it may be necessary for us to modify or discontinue some of our services that depend upon technology licensed from third parties. We cannot assure you that we would be able to replace these licenses.

                          Risks Related to the Internet

The Internet could become subject to regulations that affect our business.

         Our business relies on the Internet and other electronic communications gateways. We intend to expand our use of these gateways. To date, the use of the Internet has been relatively free from regulatory restraints. However, legislation, regulations, or interpretations may be adopted in the future that constrain our own and our customers' abilities to transact business through the Internet or other electronic communications gateways. Legislation or other attempts at regulating commerce over the Internet could impair the growth of commerce on the Internet or could impose licensing or other requirements that could increase our cost of providing Internet-based services.

We are vulnerable to the effects of natural disasters, computer viruses, and similar disruptions.

         The continued and uninterrupted performance of our computer system is critical to our success. Our ability to successfully provide our applications and high-quality customer service largely depends on uninterrupted operation of our computer and communications hardware and software systems. We have taken measures to help assure that our systems are protected from unauthorized access. In addition, we maintain redundant systems for backup and disaster recovery. Despite these safeguards, we may be vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, and similar events. In addition, we do not, and may not in the future, carry sufficient business interruption insurance to compensate us for losses that may occur. Despite our implementation of Internet security measures, our servers will be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions which could lead to interruptions, delays, loss of data or the inability to process transactions.

Our future success will depend on the Internet's ability to accommodate growth.

         The recent growth in the use of the Internet has caused frequent periods of performance degradation. Any failure in performance or reliability of the Internet could adversely affect our ability to fulfill our obligations to customers in a timely manner and, consequently, hurt our operating results. To the extent that the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, the Internet infrastructure may not be able to continue to support the demands placed on it and, as a result, the performance or reliability of the Internet may be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure or otherwise. The relatively complex and unproven technology that makes up the Internet infrastructure poses a risk of material outages or delays that could adversely affect the ability of our customers to use our trading systems. In addition, the Internet could lose its viability as a form of media due to delays in the development or adoption of new standards and protocols that can handle increased levels of activity. The infrastructure and complementary products and services necessary to maintain the Internet as a viable commercial medium may not be developed or maintained.

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

Governmental regulation and taxation of the Internet is subject to change.

         A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may result in there being enacted laws concerning various aspects of the Internet, including online content, user privacy, access charges, liability for third-party activities, and jurisdictional issues. These laws could harm our business by increasing our cost of doing business or discouraging use of the Internet.

         In addition, the tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made that could result in Internet activities, including the sale of goods and services, being taxed. The U.S. Congress passed the Internet Tax Information Act, which places a three-year moratorium on new state and local taxes on Internet commerce. There may, however, be enacted in the future laws that change the federal, state or local tax treatment of the Internet in a way that is detrimental to our business.

         Some local telephone carriers claim that the increasing popularity of the Internet has burdened the existing telecommunications infrastructure and that many areas with high Internet use are experiencing interruptions in telephone service. These carriers have petitioned the Federal Communications Commission to impose access fees on Internet service providers. If these access fees are imposed, the cost of communicating on the Internet could increase, and this could decrease the demand for our services and increase our cost of doing business.

                        Risks Related to Our Common Stock

Our Common Stock price may be volatile, which could result in substantial losses for individual stockholders.

         The market price for our Common Stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control, which means our market price could be depressed and could impair our ability to raise capital:

     o    actual or anticipated variations in our quarterly operating results;
     o announcements of technological innovations or new products or services by us or our competitors;
     o    changes in financial estimates by securities analysts;
     o    conditions  or  trends  in  the  Internet   and/or   online   commerce
          industries;
     o changes in the economic performance and/or market valuations of other Internet, online commerce companies;
     o    additions or departures of key personnel.

Our Certificate of Incorporation limits director liability thereby making it difficult to bring any action against them for breach of fiduciary duty.

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

We may be unable to meet our future capital requirements.

         We are substantially dependent on receipt of additional capital to effectively execute our business plan. If adequate funds are not available to us on favorable terms we will not be able to develop new services or enhance existing services in response to competitive pressures, which would affect our ability to continue as a going concern. We do not anticipate issuing any additional shares of our Series A Preferred Stock as a source of capital. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock and our stockholders may experience additional dilution.

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

We have never paid dividends on our Common Stock and do not expect to pay any in the foreseeable future. We are subject to restrictions on our ability to pay dividends.

         A potential purchaser should not expect to receive a return on their investment in the form of dividends on our Common Stock. We have never paid cash dividends on our Common Stock and we do not expect to pay dividends in the foreseeable future. Our ability to pay dividends on our Common Stock is restricted by the terms of our agreements with the holders of our Series A Preferred Stock. Holders of our Series A Preferred Stock are entitled to annual dividends of 8% (aggregating $168,000 annually, assuming no conversion). For the foreseeable future, we anticipate that we will retain all of our cash resources and earnings, if any, for the operation and expansion of our business, except to the extent required to satisfy our obligations under the terms of the Series A Preferred Stock.

Substantial sales of our Common Stock could cause our stock price to rapidly decline.

         The market price of our Common Stock may fall rapidly and significantly due to sales of our Common Stock from other sources such as:

         o The sale of Common Stock underlying the conversion rights of our Series A Preferred Stock and convertible debentures.

         o Liviakis Financial Communications, Inc., which owns approximately 1,455,200 shares of our Common Stock, allows the brokerage firm which has a lien upon such shares, to sell such shares in accordance with the provisions of Rule 144 in the event such brokerage firm determines that the liquidation of our shares is required to cover a margin call on a margin account maintained at this brokerage firm by Liviakis Financial Communications, Inc.

         o Two former employees of Liviakis Financial Communications, Inc., who own in the aggregate 250,400 shares of our Common Stock have the right to sell such shares pursuant to Rule 144 without lockup restriction.

         o The sale of shares of our Common Stock underlying the exercise of outstanding options and warrants.

         o The sale of shares of our Common Stock, which are available for resale under Rule 144 or are otherwise freely tradable and which are not subject to lock-up restrictions.

         Any sale of substantial amount of our Common Stock in the public market, or the perception that these sales might occur, whether as a result of the sale of Common Stock received by shareholders upon conversion of our Series A Preferred Stock, exercise of outstanding warrants or options or otherwise, could lower the market price of our Common Stock. Furthermore, substantial sales of our Common Stock by such parties in a relatively short period of time could have the effect of depressing the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. Moreover, our ability to obtain additional equity capital may be adversely affected by the restrictions imposed upon us under the agreements relating to the issuance of our Series A Preferred Stock.

Because  our  recent  public  offering  of  Common  Stock  was not  successfully
completed,   we  have  incurred  significant   penalties  and  costs  under  the
arrangements with our Series A Preferred Shareholders.

         We intended to make a public offering consisting of shares of our Common Stock and warrants to purchase shares of our Common Stock. Because of market conditions and our failure to gain approval for listing of our Common Stock on the American Stock Exchange, our underwriter was not able to complete the offering. As a result, we have entered into certain understandings and arrangements with the holders of our Series A Preferred Stock, which are reflected in Amended and Restated Master Modification Agreement. These arrangements and understandings provide for, among other matters, as follows:

         o We have issued to the holders of our Series A Preferred Stock 344,500 restricted shares of our Common Stock to satisfy the penalty provisions for our failure to register our Common Stock underlying the Series A Preferred Stock and related warrants to the holders of this Series A Preferred Stock under our Registration Rights Agreement.

         o The conversion price of our Series A Preferred Stock is set at the lower of 75% of the average of the three lowest bid prices of our Common Stock for the twenty trading days preceding the Conversion Date or $.62.5 cents.

         o All Series A Preferred Stock is converted at such time as the outstanding Series A Preferred Stock is less than $250,000, subject to the 4.9% beneficial ownership limitation.

         o The Series A Preferred Shareholders may not acquire any additional shares of our Common Stock in the open market or convert our Series A Preferred Stock into Common Stock or exercise their warrants if the effect of such a purchase or conversion would be to increase such entities beneficial ownership position above 4.9%.

         o The Series A Preferred Shareholders agreed to allow us to withdraw our prior registration statement, which registered the shares of Common Stock underlying the conversion rights of the Series A Preferred Stock and related investor and agent warrants. The holders of the Series A Preferred Stock have a demand registration right upon 60 days notice.

         o Thomson Kernaghan was granted the exclusive rights to provide any future equity line financing arrangements through May, 2003.

         o The mandatory conversion date of the Series A Preferred Stock was extended from 2 years to 3 years, subject to the 4.9% beneficial ownership limitation.

         The covenants with our Series A Preferred Shareholders restrict our ability to incur debt outside the normal course, acquire other businesses, pay dividends, sell assets or issue our securities without the consent of the Series A Preferred Shareholders. Such arrangements may adversely affect our future operations or may require us to make additional concessions to the holders of the Series A Preferred Stock in order to enter into transactions or take actions management deems beneficial and in our best interests of the holders of our Common Stock.

The forward-looking information in this Form 10-KSB may prove inaccurate.

         This Form 10-KSB contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in this prospectus, words such as "anticipate," "believe," "estimate," "expect," and, depending on the context, "will" and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements and information.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our main offices are located at 2708 Alternate 19 North, Suite 604, Palm Harbor, Florida 34683. On October 17, 2000, we entered into a 36-month lease for approximately 13,367 square feet. Effective April 1, 2001 we increased the square footage leased by 1,587 square feet to 14,954 square feet. Monthly rent of approximately $16,500 terminates on November 30, 2003. We may cancel this lease on March 31, 2002 with 90 days prior written notice and a buyout payment of approximately $13,500. The monthly rent may be increased annually by the greatest of 5% or increases in the Consumer Price Index. We also lease and occupy an office for our call center at 720 Gracern Road, Suite 420, Columbia, South Carolina 29210. The monthly base rent is $4,250. This lease expires on November 30, 2003. If we continue to experience growth, new offices will be required.

         The Company has entered into a five-year lease for approximately 30,000 square feet office facility at 110 East Douglas Road, Oldsmar, Florida 34677. Monthly rent, including sales taxes, will be approximately $16,850 in the first year with a 3% increase each year thereafter. The lease commences on December 1, 2001. The first four months, ending March 2002 of rent will be paid with eAutoclaims stock with subsequent months being paid in cash. We have the option to renew the lease for two additional years after the initial five-year term. On or after December 31, 2004, we also have the right to purchase the entire facility, totaling 62,000 square feet, with the associated land for $2,950,000. We are obligated to issued 97,927 shares of our Common Stock to the landlord of this lease with registration rights.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. On or about October 23, 2000, we received a demand letter from a website developer for $135,000 alleging breach of contract. Our management believes that we are entitled to a refund of $15,000. A complaint has been filed in Pinellas County Circuit Court regarding this dispute, the Circuit Court of the Sixth Judicial Circuit in Pinellas County, Florida, Case No. 00-8376-C1-15. It is too early to predict the ultimate outcome of this dispute. Management believes we have meritorious defenses to this action. We believe that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None during the current fiscal year ended July 31, 2001.

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


                                                                 High Bid     Low Bid
         Fiscal Year Ended July 31, 1999
         First Quarter (August 1, 1998 to October 31, 1998)        0.78         0.63
         Second Quarter (November 1, 1998 to January 31, 1999)    11.25         5.50
         Third Quarter (February 1, 1999 to April 30, 1999)        7.75         2.25
         Fourth Quarter (May 1, 1999 to July 31, 1999)             4.25         1.50

         Fiscal Year Ended July 31, 2000
         First Quarter (August 1, 1999 to October 31, 1999)        4.12         0.22
         Second Quarter (November 1, 1999 to January 31, 2000)     3.06         1.50
         Third Quarter (February 1, 2000 to April 30, 2000)        9.31         1.50
         Fourth Quarter (May 1, 2000 to July 31, 2000)             6.63         2.75

         Fiscal Year Ended July 31, 2001
         First Quarter (August 1, 2000 to October 31, 2000)        4.25         1.44
         Second Quarter (November 1, 2000 to January 31, 2001)     2.75         0.75
         Third Quarter (February 1, 2001 to April 30, 2001)        2.19         1.16
         Fourth Quarter (May 1, 2001 to July 31, 2001)             2.80         1.14


DESCRIPTION OF SECURITIES

         Our authorized capital stock consists of 50,000,000 shares of Common Stock, $.001 par value ("Common Stock"), and 5,000,000 of preferred stock, $.001 par value ("Preferred Stock"), issuable in series. The following description of our capital stock does not purport to be complete and is subject to and qualified in its entirety by our Certificate of Incorporation and Bylaws, amendments thereto, including the Certificates of Designation for our Series A Preferred Stock, and by the provisions of applicable Nevada law. Our current transfer agent is Equity Transfer Services, Inc., 120 Adelaide West, Suite 420, Toronto, Ontario, M5H 4C3

Common Stock

         As of September 30, 2001, there were approximately 12,900,399 shares of our Common Stock outstanding. In addition, as of September 30, 2001, there were 1,044,385 shares of Common Stock subject to outstanding warrants issued to the agent and purchasers of our Series A Preferred Stock at exercise prices of between $1.46 and $4.50 and 650,000 shares of Common Stock underlying the warrants issued to the purchasers of our convertible debentures. As of September 30, 2001, we have reserved 4,582,734 shares of our Common Stock underlying options issued to our directors, employees and consultants with exercise prices of between $.01 and $12.50. We have also deposited 585,040 shares of our Common Stock in escrow in connection with the conversion rights of our outstanding Series A Convertible Preferred Stock, which shares are included in the number of currently outstanding shares. As of September 30, 2001, we had approximately 183 common shareholders of record.

         The holders of Common Stock are entitled to one vote per share for the election of directors and all other purposes and do not have cumulative voting rights. The holders of our Common Stock are entitled to receive dividends when, as, and if declared by our Board of Directors, and in the event of our liquidation to receive pro-rata, all assets remaining after payment of debts and expenses and liquidation of the preferred stock. Holders of our Common Stock do not have any pre-emptive or other rights to subscribe for or purchase additional shares of capital stock, no conversion rights, redemption, or sinking-fund provisions.

Preferred Stock and Related Warrants

         Our Board of Directors (without further action by the shareholders) has the option to issue from time to time authorized un-issued shares of Preferred Stock and determine the terms, limitations, residual rights, and preferences of such shares. The Company has the authority to issue up to 5,000,000 shares of Preferred Stock pursuant to action by its Board of Directors. As of September 30, 2001, we had 520 shares of Series A Preferred Stock outstanding.

         We entered into a Securities Purchase Agreement and related agreements effective June 27, 2000, with Thomson Kernaghan, as agent (the "Agent"), relating to the issuance of our Series A Preferred Stock. The following discussion is only a summary of certain of the terms and provisions of the Securities Purchase Agreement, Registration Rights Agreement, Security Agreement, Certificate of Designation for our Series A Preferred Stock, Purchaser's Warrants and Agent's Warrants.

         Each time we issue our Series A Preferred Stock we are required to also issue to the purchaser warrants (the "Purchaser's Warrants") to purchase the number of shares of our Common Stock determined by dividing 30% of the dollar amount of our Preferred Stock issued to that purchaser by 130% of the closing bid price of our Common Stock on the day immediately preceding the issuance of our Preferred Stock. We are also required to issue warrants to the Agent (the "Agent's Warrants") equal to 10% of the number of our Common Stock that our Preferred Stock would be convertible into if the Series A Preferred Stock were convertible into our Common Stock, assuming the conversion date was the date the Preferred Stock was issued at an exercise price of $4.50. We are required to register the shares underlying the Purchaser's Warrants and Agent's Warrants simultaneously with the registration of the shares of our Common Stock underlying the Series A Preferred Stock. The Agent's Warrants and Purchaser's Warrants have anti-dilution rights, which may result in downward adjustments of their respective exercise prices. All Purchaser's Warrants and Agent's Warrants are immediately exercisable, and have five (5) year exercise period.

         On October 3, 2000, we received approximately $1,160,000 (net of the Agent's selling commission and legal fees) in a transaction in which we privately placed to a group of accredited investors 260 shares of our Preferred Stock at $5,000 per share. In connection with their purchase of the Preferred Stock, these investors were issued Purchaser's Warrants to purchase 390,000 shares of our Common Stock at $3.00 to $3.33 per share. On December 5, 2000, we netted an additional $270,000 from the issuance of 60 shares of our Preferred Stock at $5,000 per share. In connection with this placement, we issued Purchaser's Warrants to acquire 90,000 shares of our Common Stock at $1.4625 per share.

         In January and February 2001, we received approximately $420,000 (net of the Agent's selling commission and legal fees) in a transaction in which we privately placed to a group of accredited investors and will issue 100 shares of our Preferred Stock at $5,000 per share. In connection with this placement, we issued Purchaser's Warrants to acquire 150,000 shares of our Common Stock at $2.60 per share.

         We paid the Agent in these transactions a selling commission of 10% of the purchase price of the Preferred Stock issued or $210,000, and issued the Agent warrants to purchase 188,165 shares of our Common Stock at a price of $4.50 per share.

         On June 6, 2001, Governors Road, LLC, one of the existing holders of our Series A Preferred Stock purchased 100 shares of our Series A Preferred Stock. We netted $440,000 after payment of a $50,000 fee payable to Greenfield Investments, an affiliate of Governors Road, LLC and $10,000 of legal fees. The conversion price for these shares is $.62.5.

         In connection with the issuance of these shares, we also issued to Governors Road, LLC warrants to purchase 150,000 shares of Common Stock. These warrants are immediately exercisable at $2.60 per share. In addition, we issued warrants to Greenfield Investments to purchase 76,220 shares of our Common Stock at an exercise price of $4.50 per share. The exercise prices of these warrants have anti-dilution rights and are subject to downward adjustment. These warrants expire five years from their issuance date.

         The Series A Preferred Stock carries a cumulative preferred dividend of 8% per annum and a liquidation preference of $5,000 per share. Each share of Series A Preferred Stock was originally convertible into shares of our Common Stock at a per share price equal to the lesser of (i) 120% of the closing bid price of a share of our Common Stock on the trading day immediately preceding the date we issued our Series A Preferred Stock, or (ii) 75% of the average of the three lowest closing bid prices of the Common Stock during the twenty trading days preceding the date of conversion. This conversion price has been adjusted as described below. If they have not previously been converted, each share of Series A Preferred Stock will automatically convert into shares of our Common Stock three (3) years from issuance of the Series A Preferred Stock (subject to such holders not exceeding a 4.9% ownership threshold). We have the right to redeem the Series A Preferred Stock at a price of $5,500 per share upon giving not less than thirty days prior written notice to holders. Upon receipt of our notice of conversion, a holder of the Series A Preferred Stock may elect to convert the shares into Common Stock at any time prior to the date of redemption as specified in our notice. As part of this transaction, we agreed to file a registration statement covering all of the shares of our Common Stock purchasable upon conversion of the Series A Preferred Stock. We were subject to certain penalty provisions if the registration statement covering these shares is not declared effective within 180 days of the day we issued our Series A Preferred Stock. This penalty equaled 2% per month of the amount of Series A Preferred Stock issued, not to exceed 10%. We paid this penalty with 344,500 shares of eAutoclaims stock in July 2001.

         To secure our obligations with respect to the Series A Preferred Stock and the Purchase Warrants, we have deposited 585,040 shares of our Common Stock with the Agent. If we fail to timely deliver certificates for our Common Stock upon conversion of the Series A Preferred Stock or exercise of the Purchase Warrants, the Agent is authorized to transfer such shares to the purchaser.

         We intended to make a public offering consisting of shares of our Common Stock and warrants to purchase shares of our Common Stock. Because of market conditions and our failure to gain approval for listing of our Common Stock on the American Stock Exchange, our underwriter was not able to complete the offering. As a result, we have entered into certain understandings and arrangements with the holders of our Series A Preferred Stock, which are reflected the new Modification Agreement. These arrangements and understandings provide for, among other matters, as follows:

         o We issued to the holders of our Series A Preferred Stock 344,500 restricted shares of our Common Stock to satisfy the penalty provisions for our failure to register our Common Stock underlying the Series A Preferred Stock and related warrants to the holders of this Series A Preferred Stock under our Registration Rights Agreement.

         o The conversion price of our Series A Preferred Stock is set at the lower of 75% of the average of the three lowest bid prices of our Common Stock for the twenty trading days preceding the Conversion Date or $.62.5 cents.

         o All Series A Preferred Stock is converted at such time as the outstanding Series A Preferred Stock is less than $250,000, subject to the 4.9% beneficial ownership limitation.

         o The Series A Preferred Shareholders may not acquire any additional shares of our Common Stock in the open market or convert our Series A Preferred Stock into Common Stock or exercise their warrants if the effect of such a purchase or conversion would be to increase such entities equity beneficial ownership position above 4.9%.

         o The Series A Preferred Shareholders agreed to allow us to withdraw our prior registration statement, which registered the shares of Common Stock underlying the conversion rights of the Series A Preferred Stock and related investor and agent warrants. The holders of the Series A Preferred Stock have a demand registration right upon 60 days notice.

         o Thomson Kernaghan was granted the exclusive rights to provide any future equity line financing arrangements through May, 2003.

         o The mandatory conversion date of the Series A Preferred Stock was extended from 2 years to 3 years, subject to the 4.9% beneficial ownership limitation.

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

Shares Eligible for Future Sale

As of September 30, 2001, we had outstanding 12,900,399 shares of Common Stock. Of these shares, 4,158,359 shares of Common Stock are freely tradable without restriction or limitation under the Securities Act, except for any shares purchased by "affiliates" or persons acting as "underwriters" as these terms are defined under the Securities Act.

The 8,742,040 shares of Common Stock held by existing shareholders that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

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

We are required to register the shares of Common Stock underlying conversion features of our Series A Preferred Stock along with the shares of Common Stock underlying the Agent's Warrants and Purchaser's Warrants upon 60 days prior to notice. The sale of our Common Stock underlying this registration statement may also adversely affect the market price of our Common Stock, result in substantial dilution to our stockholders and might also adversely affect our ability to raise additional capital.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

         The following discussion and analysis should be read in conjunction with our audited financial statements as of July 31, 2001 and the notes thereto, all of which financial statements are included elsewhere in this form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Business" and elsewhere in this Form 10-KSB.

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

OVERVIEW

         On May 25, 2000, eAutoclaims.com, Inc., a Delaware corporation ("eAutoclaims (Del.)"), merged with and into Transformation Processing, Inc., a Nevada corporation ("TPI") in a reverse merger transaction by exchanging all of its outstanding shares of Common Stock, for approximately 55% of the outstanding shares of Common Stock of TPI. eAutoclaims.com (Del) was considered the acquirer for accounting purposes. Transformation Processing was reorganized and its business operations of TPI ceased prior to the effective date of the merger. Upon consummation of the merger, TPI changed its name to eAutoclaims.com, Inc.

         As a result of the merger with eAutoclaims.com (Del), we have become a business-to-business e-commerce company that uses the Internet to streamline and lower the overall costs of automotive repair paid by insurance companies. We are establishing ourselves as the preeminent Application Service Provider ("ASP") for the automobile insurance industry, providing a seamless back-end infrastructure that links thousands of collision repair shops and support facilities. eAutoclaims.com, Inc. provides a proprietary, cost-effective and highly advanced system for the processing and ultimate repair of claims for damaged vehicles filed by policy holders of our insurance company clients. We receive revenues from insurance companies for repairs completed by members of our network of repair shops. We approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranting from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle and glass repair through our provider network accounts for 96% of the revenue for the twelve months ended July 31, 2001. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For the year ended July 31, 2001, 4% of the revenue has been received from claims processing fees and other income.

         On July 20, 2000, we acquired all of the issued and outstanding shares of capital stock of Premier Express Claims, Inc., a privately owned South Carolina corporation ("PEC") for $200,000 in cash, 320,000 shares of our Common Stock and $130,000 in promissory notes. PEC is an administrative claims processing company that provides third party administrative processing and recovery services to insurance companies located throughout the United States.

         During the year ended July 31, 2001 the Company's revenue grew to ten times the revenue reported in the eight months ended July 31, 2000, totaling $20,188,249. A loss of $7,637,926 recognized for the year consisted of $4,856,194 of noncash charges and a $277,743 charge relating to offering costs incurred on a registration statement that was withdrawn.

         The addition of a top 25 insurance carrier, Royal Indemnity Company in the automobile property and casualty insurance sector highlights the increase in business the Company is experiencing.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JULY 31, 2001

         The accompanying financial statements reflect the operations of eAutoclaims.com for the year ended July 31, 2001 and the eight month period from inception (December 7, 1999) to July 31, 2000. In the fiscal year ended July 31, 2000 prior to the merger, Transformation Processing, Inc. ceased its business operations. As a result, the financial statements for the fiscal year ended July 31, 2000 reflects the historic operations of eAutoclaims for an eight month period. Comparisons of fiscal years should consider that operating results for the fiscal year July 31, 2000 are only for eight months while the fiscal year ended July 31, 2001 are for a full 12 month period.

REVENUE

         Total Revenue for the year ended July 31, 2001 was $20,188,249, which consists of $16,186,861 in collision repair management for insurance companies, $1,944,721 in auto glass repairs and $2,056,667 in fleet repair management and other repairs and fees. Revenues increased $18,436,539 or 10,525% compared to $1,751,710 for the eight month period ended July 31, 2000. This increase is primarily the result of growth in revenues attributed to our core collision repairs management business. Revenue is expected to increase in fiscal 2002. During the year ended July 31, 2001, we derived 64% of our revenues from one customer. We have terminated the agreement with this customer for breach of contract. The loss of this customer has been mitigated with the addition of a larger customer. We have entered into a Claims Management Service and License Agreement with Royal Indemnity Company, which is ranked in the top 25 automobile property and casualty insurance companies in revenue in the United States. Currently, this new customer is providing more claims and revenue than the customer who's contract we have terminated.

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

EXPENSES

         Claims processing charges for the year ended July 31, 2001 were $16,842,287, or 84% of revenues. The collision repair costs represented 70% of revenue, fleet repair costs represented 6% of revenue, while glass and other costs represented 9% of revenue during the year. Claims processing charges are primarily the costs of collision repairs paid by eAutoclaims to its collision repair shop network. We expect margins on claims repairs to remain low in the near future as we use favorable pricing as a means to obtain increased market share. However, we expect our margins as a whole to increase by supplementing our collision repairs management revenues with new complimentary higher margin product lines such as the sale of estimating software to independent adjustors and appraisers and click fees associated with uploading information from our network. Claims processing charges increased $15,370,778 or 10,446% from $1,471,509 in the eight month period ended July 31, 2000.

We are dependent upon our third party collision repair shops for insurance claims repairs. eAutoclaims currently has over 3,000 affiliated repair and 5,500 auto glass vendor facilities in its network for insurance claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the quality of service provided by collision repair shops fall below a satisfactory standard leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and providing staff inspections of our network shops and, if required, establish similar relationships with other collision repair shops.

         Selling, general and administrative expenses for the year ended July 31, 2001 were $10,479,232 or 52% of revenue compared to $3,293,208 or 188% of revenue for the eight month period ended July 31, 2000. Selling, general and administrative expenses consisted of non-cash charges of $4,351,538 for the year ended July 31, 2001. Non-cash charges included $3,344,000 for options to purchase 2,200,000 shares of Common Stock to our officers, directors and employees at $.01 per share. Other non-cash charges $396,175 for the issuance of stock to settle penalties for not registering certain stock and $462,549 incurred pertaining to consulting agreements for investor relation services, legal, board and professional consultants. In addition there was $277,743 of offering costs associated with registration statement that were charged to earnings when the registration was withdrawn in July 2001. During the year ended July 31, 2001 we incurred payroll related expenses of $3,945,418.

         Depreciation and amortization was $504,656 for the year ended July 31, 2001. Depreciation of fixed assets represented $176,189. Amortization expense of $328,467 reflects the amortization of goodwill associated with our acquisition of Premier Express Claims and the warrants associated with the debentures.

         Interest income of $23,862 is included in selling, general and administrative expenses, net of interest expense of $19,664 for the year ended July 31, 2001. Interest expense related primarily to interest on shareholder loans and capital leases and interest income resulted primarily form interest earned on our cash reserves.

NET LOSS

         We recognized a net loss of $7,637,926 for the year ended July 31, 2001 or 38% of revenues. Net loss before non-cash charges, which are described above, was $2,781,732 or 14% of revenues for the year ended July 31, 2001. Net loss increased $4,562,169 or 148% from $3,075,757 in the eight month period ended July 31, 2000. We expect our net loss to narrow and then become profitable as we experience higher revenues that will increasingly absorb our fixed costs associated with our infrastructure.

PERIOD FROM DECEMBER 7, 1999 (INCEPTION) TO JULY 31, 2000

         The accompanying financial statements reflect the operations of eAutoclaims.com for its period of inception (December 7, 1999) to July 31, 2000 and the operations of Premier Express Claims, Inc. from it acquisition date (July 20, 2000) to July 31, 2000. In the fiscal year ended July 31, 1999 and prior to the merger, Transformation Processing, Inc. ceased its business operations. As a result of this treatment, the financial statements for the fiscal year ended July 31, 2000 reflect the historic operations of eAutoclaims.com. Financial statements for the fiscal year ended July 31, 1999 are not included in this prospectus. Comparisons of fiscal year operating results are not meaningful and have been excluded from the following discussion.

REVENUE

         Total Revenue for the year ended July 31, 2000 was approximately $1,752,000, which consists of approximately $1,141,000 in collision repair management and approximately $606,000 in fleet repair management and other repairs and fees. eAutoclaims.com's operations from its date of inception (December 7, 1999) to July 31, 2000 generated the majority of our revenues while Premier Express Claims contributed approximately $90,000 in revenues from its acquisition date (July 20, 2000) to July 31, 2000. Revenue is expected to increase in fiscal 2001 with the inclusion of the results of operations of both eAutoclaims.com and Premier Express Claims for a full twelve months.

EXPENSES

         Claims processing charges for the year ended July 31, 2000 were approximately $1,472,000, or 84% of revenues. Claims processing charges include the costs of collision repairs paid by eAutoclaims.com to its collision repair shop network. We expect margins on claims repairs to remain low in the near future as we use favorable pricing as a means to obtain increased market share.

         Selling, general and administrative expenses for the year ended July 31, 2000 were approximately $3,293,000, or 188% of revenue. Selling, general and administrative expenses consisted of salaries and other personnel related expenses, facilities related expenses, legal and other professional fees, advertising costs, and travel expenses. The fiscal year ended July 31, 2000 included approximately a $1,980,000 non-cash charge incurred pertaining to a consulting agreement for investor relations services in which we issued 1,980,000 of restricted common shares at $1.00 per share value. In addition, we incurred payroll expenses of approximately $763,000 and professional fees of approximately $187,000.

         Depreciation and amortization was approximately $63,000 for the year ended July 31, 2000. Depreciation of fixed assets represented approximately $56,000. Amortization expense of approximately $7,000 reflects the amortization of goodwill associated with our Premier Express Acquisition.

         In the event that we continue to acquire other companies, amortization of goodwill will continue to have an impact on our results of operations in the future. Based on our previous acquisitions, future amortization of goodwill will reduce net income from operations by approximately $220,000 in fiscal years through 2007.

         Interest income, net of interest expense was approximately $5,000 for the year ended July 31, 2000. Interest expense related primarily to interest on shareholder loans and capital leases and interest income resulted primarily form interest earned on our cash reserves.

NET LOSS

         We recorded a net loss of $3,075,757 for the year ended July 31, 2000, because the cost of revenues and expenses were not sufficient to cover revenues generated. Contributing to the net loss were non-cash expenses of approximately $1,960,000 pertaining to a Consulting Agreement for investor relations services in which we issued 1,980,000 of restricted common shares at $1.00 per share. Also contributing to the net loss were non-cash expenses of approximately $188,000 for employee options.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2001, we had cash and cash equivalents of $485,092, a $245,113 increase over last year, and a working capital deficiency of $1,484,725. The primary source of our working capital during the year ended July 31, 2001, was from the sale of our Series A Preferred Stock and the sale of debentures to various parties.

         The debenture agreements, totaling $650,000 were converted to equity as of September 30, 2001. We are also working on an equity funding of approximately $4,000,000. If we are unable to obtain this funding, we will curtail our current growth plans. In such event, we believe that our current cash resources, along with working capital from operations will be sufficient to fund our business at least through the year ended July 31, 2002. There is no assurance that we will be able to obtain this funding.

         We believe that, assuming that this funding closes, the net proceeds from this funding, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 18 months and will allow us to continue the rapid expansion of our business. However, we may need to raise additional funds as we pursue other business or technology acquisitions or experience operating losses that exceed our current expectations. We cannot assure you that we will be able to raise such funds or such funds will be available to us on favorable terms. If we raise additional funds through the issuance of our equity for debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock and our stockholders may experience additional dilution.

         We are currently restricted from raising other additional debt or equity without the consent of the holders of our Series A Preferred Stock. Thomson Kernaghan has exclusive rights to provide any future equity line financing agreements for two years.

         On June 6, 2001 we received $440,000, net of $60,000 of expenses, for 100 shares of convertible preferred stock from Governors Road, LLC, an affiliate of Thomson Kernaghan. This stock was redeemable at our option at 120% of face value plus accrued interest on $500,000 through August 15, 2001. The preferred stock was not converted within this time period, and its terms became identical to our other convertible preferred stock issued previously issued.

         eAutoclaims' operations used cash of $1,178,092 in the year ended July 31, 2001, and management expects a significant use of cash during the upcoming fiscal quarter as it funds its operating businesses. There is no assurance we will continue to sustain our growth. Our business has grown significantly since our inception. We believe that our current cash resources, access to capital and cash flow from operations will be sufficient to sustain our operations for at least 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. In order to sustain our growth, we will require substantial additional capital. If we raise additional funds through the issuance of our securities, these securities may have rights, preferences or privileges senior to those of our Common Stock, and our stockholders may experience additional dilution to their equity ownership.

         As of July 31, 2000, we had not issued any shares of preferred stock but had received $500,000 in cash toward the purchase of shares of preferred stock. During the year ended July 31, 2001, we received an additional $1,789,929 in cash that was net of $310,071 of offering costs and issued 520 shares of preferred stock for total gross cash received of approximately $2,600,000. We have an obligation to register these shares of Common Stock underlying the Preferred Stock to provide these investors future liquidity of their investment.

In connection with the issuance of the preferred stock, we also issued, to purchasers of the preferred stock, warrants to purchase 1,044,385 shares of Common Stock. These warrants are immediately exercisable at prices ranging from $1.4625 to $4.50 per share and expire five years from the date of issue.

         We will need capital to implement our business objectives. We cannot provide any assurance that we will be successful in raising such capital, and such undertakings are difficult to complete. Although management is optimistic that we will be successful in obtaining future financing, there is no assurance that such financing will be available to meet our needs.

         Our principle commitments at July 31, 2001 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:


         Name                               Age                        Position
         ----                               ---                        --------
         Eric Seidel                        38                         Chief Executive Officer,
                                                                       President and Director

         Randal K. Wright                   37                         Chief Development Officer, Director

         Scott Moore                        40                         Chief Financial Officer

         Gaver Powers                       48                         Chief Information Officer

         Reed Mattingly                     32                         Chief Operating Officer

         Jeffrey D. Dickson                 58                         Chairman of the Board of
                                                                       Directors

         David Jolley                       58                         Director

         Christopher Korge                  45                         Director

         Nicholas D. Trbovich, Jr.          40                         Director

         Anthony Jessop                     59                         Director

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

Business Experience of Executive Officers and Directors

         Eric Seidel has been a director and our chief executive officer and president since June 1, 2000. From January 1, 2000 through May 31, 2000, Mr. Seidel was the chief executive officer and president of eAutoclaims, Inc., which was the privately held Delaware corporation, which merged with us. From
September 1997 through December 1999, Mr. Seidel was employed as a senior executive officer of First American AMO. From August 1995 through June, 1997, Mr. Seidel was a senior executive at Salex Corporation; a fleet management company serving Fortune 500 companies, where, among other responsibilities he was responsible for insurance company services. Mr. Seidel is a past president of the U.S. Junior Chamber of Commerce.

         Randal K. Wright became a director and our chief operating office in June 2000. In May 2001, Mr. Wright became our chief development officer. From 1996 through May 2000, Mr. Wright was the founder and chief executive officer of Premier Express Claims, Inc., which merged with us in June 2000. Mr. Wright has approximately 15 years of experience in the automotive insurance servicing business.

         Scott Moore became our chief financial officer effective September 1, 2000. From December 1988 through September, 2000, Mr. Moore was employed by in the Certified Public Accounting firm of Harper Van Scoik & Company in Clearwater, Florida and was a partner in that firm for the last three years. Prior to that time Mr. Moore was a senior accountant with Deloitte Haskins & Sells. Mr. Moore has 15 years of public accounting experience.

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

         Reed Mattingly, Sr., formerly a Senior Vice President of Operations, became our chief operating officer in May 2001. Mr. Mattingly, was formerly the VP and General Manager of Premier Express Claims, which was recently acquired by eAutoclaims.com. He has 11 years of experience in the automotive insurance services business. Mr. Mattingly manages the overall day-to-day operations of eAutoclaims.com's Call Center in Columbia, South Carolina and the Processing Center in Palm Harbor, Florida. Mr. Mattingly is responsible for customer service and overseeing the integration of new programs. Previously, he had been instrumental in expanding a start-up auto glass shop into a $5 million regional network. He had also built and managed a 24-hour/7 day national claim reporting call center. Companies under his management have been known for a "high-tech, high-touch" approach to personalized customer service. He earned a degree in Business Management from the University of South Carolina.

         Jeffrey D. Dickson has been a director and the chairman of our board of directors since June, 2000. From May 1997 through November 1999, Mr. Dickson was the president and chief executive officer of First American AMO. From February 1995 through May, 1997, Mr. Dickson was the president and chief operating officer of Salex Corporation. Mr. Dickson has served as an executive vice president of the American Bankers Insurance Group and president of Interloc Corp. Mr. Dickson was awarded a Masters of Business Administration degree from Harvard University in 1979.

         David Jolley has been a director since June 2000. Mr. Jolly is a business consultant. Since graduating from Stanford University's MBA program in 1967, he has held several CEO positions in Canada including: Co-CEO of the public firm Torstar Corporation, CEO of its newspaper division and Publisher and CEO of The Toronto Star; President of the Canadian Press; CEO of the consulting firm Beak International; and Managing Partner of the investment banking firm Crosbie & Co.

         Christopher Korge has been a director since June 2000. He is the managing partner at the law firm of Korge & Powell, P.A. in Miami, Florida. He received his J.D. degree from Temple School of Law in 1981 and B.S. in Business Administration, from the University of Florida, in 1977. Mr. Korge's firm represents numerous major corporations including Bell South, Bechtel, Inc., Montenay Power Corporation, Host Marriott and other Fortune 500 corporations. Mr. Korge serves on numerous boards of directors and is a major shareholder in various companies including two housing development companies, and one E commerce company, Intune Group. He is Chairman of Intune. Mr. Korge is Finance Vice Chairman of the Democratic National Committee. He is past Co-Chair of the Democratic National Committee Business Council.

         Nicholas D. Trbovich, Jr., has been a director since June 2000. He is a director and vice president of AMEX-listed Servotronics, Inc., President of TSV, Inc., a Servotronics development subsidiary, and President and CEO of Queen Cutlery and of Ontario Knife Company (the U.S. Military's largest supplier of edged tools and survival knives).

         Anthony  Jessop  has been a  director  since  December  2000.
Mr. Jessop is a financial business consultant. Since 1990 Mr. Jessop has been the president and sole shareholder of Jessop International Group, Ltd., which provides financial consulting services. Mr. Jessop was awarded a Bachelor of Arts degree from the University of New Brunswick, Canada in 1964.

Other Key Employees

In addition to the individuals identified above as "Executive Officers", the following individuals are considered key employees and certain information with respect to these key employees is described below:

         Sydney Ward, Vice President of Sales/Marketing. Sydney is responsible for the sales/marketing division of eAutoclaims. Sydney has 20 years of experience in the insurance industry where she has served in various positions including claims, retail, wholesale and insurer experience. For the last few years, Sydney was employed as Senior Vice President of a large managing general agency in Texas where she was responsible for all aspects of the operation including overall responsibility of a premium finance company. Sydney presently serves as President of the U.S. Junior Chamber until December 31, 2001.

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

Committees of the Board and Meetings

         During the fiscal year ended July 31, 2001 we have held eleven board of directors meetings.

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

         Compensation Committee. The Compensation Committee reviews and approves the compensation of the Company's officers, reviews and administers the Company's stock option plans for employees and makes recommendations to the Board of Directors regarding such matters. The members of the Compensation Committee are Mr. Dickson, Chairman, Mr. Trbovich, and Mr. Jessop.

Director Compensation

         The board members are paid $500 plus expenses for each board meeting they attend in person, and $300 for each board meeting they attend via conference call. Each outside director is entitled to $1,250 worth of Common Stock to be issued on a quarterly basis at the fair market value as of the end of each quarter. For the fiscal year ended July 31, 2001, we have issued 10,702 shares to our outside directors under this arrangement.

         During the fiscal year ended July 31, 2000, all outside directors were originally issued options to acquire 2,000 common shares at $2.00 per share and 20,000 common shares at $5.06 per share in consideration for serving as a director. The exercise price of all such options was the fair market value of the underlying shares of Common Stock as of the date of grant. These options are immediately exercisable and have terms of from three to five years.

         The certain directors are also compensated with stock options at various points throughout the year. All these options have an exercise price set at the market value of the stock on the date of the granting of the option. The have an exercise term of five years and vest immediately. For the fiscal year ended July 31, 2001, five directors received options on December 14, 2000 of 10,000 shares at $0.90 each, and four outside directors received 25,000, 12,500 and 12,500 options on April, 9 2001, April 30, 2001 and July 31, 2001 at an exercise prices of $1.53, $1.91 and $1.75, respectively. The outside board members will be issued 12,500 options at the end of each quarter at the market value at the end of each quarter as compensation for their services. All these options are immediately exercisable and have terms of five years. No additional options or compensation are issued or paid for serving on committees.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid or accrued by us for the fiscal years ended July 31, 2000 and 2001 to or for the account of our Officers that exceed $100,000. During fiscal year ended July 31, 2000, no other executive officer or director received benefits or annual salary and bonus of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of those other executive officers.



                                                                                         Long-Term Compensation
                                                                                         ----------------------
                                    Annual Compensation              Awards                     Payouts
                                    -------------------              ------                     -------
---------------------------- ---------- ------------ ---------- --------------- ------------ -------------- ---------- -------------
                                                                                                             Long-Term
                                                                     Other       Restricted    Securities    Incentive      All
                               Fiscal                                Annual         Stock      Underlying      Plan        Other
Name of Individual &            Year       Salary       Bonus     Compensation     Awards     Options/SARs    Payouts   Compensation
Principal Position                                                    (2)
---------------------------- ---------- ------------ ---------- --------------- ------------ -------------- ---------- -------------
Eric Seidel (1)
President and
Chief Executive Officer         2000       $76,920       -0-          -0-            -0-         65,000                     -0-
                                                                                                                -0-
Eric Seidel
President and
Chief Executive Officer         2001      $162,835       -0-          -0-            -0-        1,080,000       -0-         -0-

Scott Moore
Chief Financial Officer         2001      $111,539       -0-          -0-            -0-         222,000        -0-         -0-

Randy Wright
Chief Development Officer       2001      $118,038       -0-          -0-            -0-         120,000        -0-         -0-

Gaver Powers
Chief Information Officer       2001       $98,700       -0-          -0-            -0-         165,000        -0-         -0-

Reed Mattingly
Chief Operating Officer         2001       $95,078       -0-          -0-            -0-         90,000         -0-         -0-

----------------------------- ---------- ------------ ---------- --------------- ------------ -------------- ---------- ------------

The cost to us of personal benefits, including premiums for life insurance and any other perquisites, to such executives do not exceed 10% of such executive's annual salary and bonus.

     (1) Reflects compensation paid to Mr. Seidel from eAutoclaims.com-Delaware from inception (December 7, 1999) through the date of the merger and compensation paid to Mr. Seidel by us for the period June 1, 2000 through July 31, 2000. See "Employment Contracts and Other Arrangements" below.
     (2) Other annual compensation, including car allowances and cell phones is less than 10% of the officers' salaries and is therefore not disclosed above.

Option/SAR Grants in Last Fiscal Year

         ----------------------- ----------------- ------------------- ----------------- --------------------- ---------------------
                                                    Percent of Total
                                    Number of         Options/SARs
                                    Securities          Granted
                                    Underlying       to Employees/         Exercise       Fair Market Value
                                   Options/SARs        Directors           or Base            At date of            Expiration
         Name of Individual        Granted (1)       In Fiscal Year         Price               Grant                  Date
         ----------------------- ----------------- ------------------- ----------------- --------------------- ---------------------
         Eric Seidel                 100,000              2.7%              $1.22               $1.22                12/4/05
                                      40,000              1.1%              $1.01               $1.01                1/10/06
                                      40,000              1.1%              $2.00               $2.00                 2/4/06
                                      20,000              0.6%              $1.26               $1.26                 3/5/06
                                     880,000 (2)         24.4%              $0.01               $1.53                 4/9/11

         Scott Moore                 102,000              2.8%              $2.68               $2.68                8/24/05
                                      35,000              1.0%              $1.22               $1.22                12/4/05
                                      14,000              0.4%              $1.01               $1.01                1/10/06
                                      14,000              0.4%              $2.00               $2.00                 2/4/06
                                       7,000              0.2%              $1.26               $1.26                 3/5/06
                                      50,000(2)           1.4%              $0.01               $1.53                 4/9/11

         Randy Wright                 35,000              1.0%              $1.22               $1.22                12/4/05
                                      14,000              0.4%              $1.01               $1.01                1/10/06
                                      14,000              0.4%              $2.00               $2.00                 2/4/06
                                       7,000              0.2%              $1.26               $1.26                 3/5/06
                                      50,000(2)           1.4%              $0.01               $1.53                 4/9/11

         Gaver Powers                 45,000              1.2%              $2.38               $2.38                8/24/01
                                      35,000              1.0%              $1.22               $1.22                12/4/05
                                      14,000              0.4%              $1.01               $1.01                1/10/06
                                      14,000              0.4%              $2.00               $2.00                 2/4/06
                                       7,000              0.2%              $1.26               $1.26                 3/5/06
                                      50,000 (2)          1.4%              $0.01               $1.53                 4/9/11



         Reed Mattingly               25,000              0.7%              $1.22               $1.22                12/4/05
                                      10,000              0.3%              $1.01               $1.01                1/10/06
                                      10,000              0.3%              $2.00               $2.00                 2/4/06
                                       5,000              0.1%              $1.26               $1.26                 3/5/06
                                      40,000 (2)          1.1%              $0.01               $1.53                 4/9/11
         ----------------------- ----------------- ------------------- ----------------- --------------------- ---------------------

     (1) Except as described in (2) below, each option granted has a term of 5 years, vests 1/3 each year of 3 years.

     (2) These options were granted with a term of 10 years and vests immediately.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table provides information with respect to the named officer concerning exercised and unexercised options in fiscal year ended July 31, 2001.

------------------------- --------------- ------------------ ------------------------------- -------------------------
                                                                  Number of Securities         Value of Unexercised
                                                                 Underlying Unexercised            In-The-Money
                              Shares                                  Options/SARs                 Options/SARs
Name of                    Acquired on          Value            at Fiscal Year End (#)       at Fiscal Year End($)
Individual                 Exercise (#)     Realized ($)       Exercisable/Unexercisable     Exercisable/Unexercisable
------------------------- --------------- ------------------ ------------------------------- -------------------------
Eric Seidel                    -0-               -0-                    1,145,000                  $1,623,600
Scott Moore                    -0-               -0-                      222,000                   $ 119,340
Randy Wright                   -0-               -0-                      185,000                   $ 119,340
Gaver Powers                   -0-               -0-                      225,000                   $ 119,340
Reed Mattingly                 -0-               -0-                      155,000                    $ 92,700

------------------------- --------------- ------------------ ------------------------------- -------------------------

         (1) Value Realized represents the market value of the underlying securities on the exercise date minus the exercise price of such options.

Employment Contracts and Other Arrangements

         On May 21, 2001, our Board of Directors approved an Amended and Restated Employment Agreement with Mr. Seidel. This new agreement has a two (2) year term. His annual base salary was increased to $200,000, effective May 21, 2001 through December 31, 2001. From January 1, 2002 through May 20, 2003, his minimum annual base salary will be $250,000. His base salary may be increased, but not decreased. Mr. Seidel is entitled to a special one-time bonus equal to 15% of his base salary, payable on or before January 15, 2002. He retains his right to bonus compensation as determined by the Compensation Committee, which at no time may be less than 5% of our pre-tax profits. Mr. Seidel may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. He continues his entitlement to reimbursement of ordinary, necessary and reasonable business expenses incurred in connection with his services. He continues his right to participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to a $750 per month automobile allowance and additional benefits with the fair market value of $24,000 per year. He is entitled to reimbursement for educational costs that are relevant to our business or his management duties.

         Upon execution of this Agreement, we agreed to loan Mr. Seidel $50,000, without interest, repayable in 24 months after the date of the loan. Within five
(5) days of our closing of a public offering, we are obligated to loan Mr. Seidel an additional $250,000, without interest, repayable in 24 months after the date of the loan. Mr. Seidel is released from the obligation to pay back such loan if (i) he fully performs his obligations under this Employment Agreement, (ii) there was a Change of Control as defined in his Agreement, or
(iii) he is terminated for any reason other than for "Cause" pursuant to the terms of this Agreement.

         Mr. Seidel agrees that during the terms of this Agreement and for a period of 18 months after termination of the Agreement, he will not compete with us. However, if he is terminated for any reason other than for "Cause" (including voluntary termination on his behalf) or after a Change of Control, then his non-compete covenant is released. A Change of Control is defined to mean any merger or sale of the Company, a change in the composition of the Board of Directors, such that current members of the Board are no longer a majority in number of the Board of Directors, an event of default is declared under our agreements and understandings with the Series A Preferred Stockholders, or any holder of the Series A Preferred Stock elects to convert such Series A Preferred Stock into shares of our Common Stock, which results in the holders of the Series A Preferred Stock or their affiliates owning greater than 15% of our outstanding shares of Common Stock.

         In connection with the acquisition of Premier Express Services, Inc. ("PEC"), we entered into an employment agreement with Randal K. Wright. Mr. Wright is currently our Chief Development Officer, and was a founder and president of PEC. This agreement is effective July 1, 2000, and has a term of three (3) years. Under this agreement, Mr. Wright is entitled to an annual base salary of $110,000, which will increase to $120,000 as of July 1, 2001, and to $125,000 July 1, 2002. Mr. Wright is entitled to bonuses as determined by our

Compensation Committee, which may be paid in cash or shares of our Common Stock on such terms as approved by our board of directors. Mr. Wright is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock option plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to a $700 per month automobile allowance. Mr. Wright was issued options to acquire 65,000 shares of our Common Stock at an exercise price of $2.00 per shares, which was the fair market value of such shares as of the date of his agreement. The options granted to Mr. Wright are fully vested and exercisable immediately. These options have an exercise period of five (5) years from the date of his agreement. During the term of his agreement and for a period of two (2) years after termination of his agreement, Mr. Wright is subject to a non-competition and restrictive covenant with us.

         In connection with the acquisition of Premier Express Services, Inc. ("PEC"), we entered into an employment agreement with Reed Mattingly. Mr. Mattingly is currently our Chief Operating Officer. This agreement is effective July 1, 2000, and has a term of three (3) years. Under this agreement, Mr. Mattingly is entitled to an annual base salary of $110,000 through $125,000 July 1, 2002. Mr. Mattingly is entitled to bonuses as determined by our Compensation Committee, which may be paid in cash or shares of our Common Stock on such terms as approved by our board of directors. Mr. Mattingly is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock option plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to a $700 per month automobile allowance. Mr. Mattingly was issued options to acquire 65,000 shares of our Common Stock at an exercise price of $2.00 per shares, which was the fair market value of such shares as of the date of his agreement. The options granted to Mr. Mattingly are fully vested and exercisable immediately. These options have an exercise period of five (5) years from the date of his agreement. During the term of his agreement and for a period of two (2) years after termination of his agreement, Mr. Mattingly is subject to a non-competition and restrictive covenant with us.

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

         We  assumed  an  employment  agreement  with  Gaver  Powers,  our Chief
Information Officer, entered into between eAutoclaims.com-Delaware and Mr. Powers, effective February 1, 2000. This agreement has an initial term of three
(3) years. Under this agreement, Mr. Powers is entitled to an annual base salary of $90,000, which will increase to $100,000 as of September 1, 2000, and will increase to $105,000 as of February 1, 2002. Mr. Powers is entitled to bonus compensation as determined by our board of directors or Compensation Committee. Mr. Powers is entitled to reimbursement for ordinary, necessary and reasonable business expenses incurred in connection with his services. He may participate in any retirement, medical, dental, welfare and stock option plans, life and disability insurance coverages and other benefits afforded to our employees. He is entitled to a $400 per month automobile allowance. Mr. Powers was granted options to acquired 60,000 shares of our Common Stock immediately exercisable at $2.00 per share and options to acquire 45,000 shares of Common Stock exercisable at $2.38 for a term of 5 years. During the term of his agreement and for a one
(1) year period thereafter, Mr. Powers has agreed not to compete with us within a 100 mile radius of any area in which we engage in any element of our business.

Board Compensation Committee Report on Executive Compensation

         The Compensation Committee of the Board of Directors administers our Chief Executive Officer's compensation package. The committee reviews, recommends and approves changes to our compensation policies and programs, makes recommendations to the Board of Directors as to the amount and form of executive officer compensation, and administers our stock option plans.

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

         Cash Performance Awards. Cash performance awards, such as bonuses, will be tied to the achievement of performance goals, financial or otherwise, established by the committee. We had no formal management incentive plan in 2001.

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

         The number of shares subject to stock options granted is within the discretion of the Compensation Committee. In determining the size of stock option grants, the Compensation Committee considers the officer's responsibilities, the expected future contribution of the officer to the Company's performance and the number of shares, which continue to be subject to vesting under outstanding options. For 2001, options were granted to the executive officers based on their positions and a subjective assessment of individual performances. Stock options typically have been granted to executive officers when the executive first joins the Company. At the discretion of the Committee, executive officers may also be granted stock options to provide greater incentives to continue their employment with the Company and to strive to increase the value of the Company's Common Stock.

         Compensation for the Chief Executive Officer. Mr. Seidel's base salary for the year 2001 was determined by the employment agreement we assumed with Mr. Seidel. The Compensation Committee believes that the employment agreement terms are in a manner consistent with the factors described above for all executive officers. As part of Mr. Seidel's employment agreement, Mr. Seidel's base salary was increased to an annual rate of $200,000 effective 21, 2001.

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

Options to acquire 450,000 of Common Stock were immediately available to be awarded on December 4, 2000 at an exercise price of $1.22. Of these options 408,750 were awarded as of February 2, 2001. All of these options have a three-year vesting provision. Options to acquire an additional 450,000 shares of our Common Stock are issuable subject to us meeting certain criteria which are summarized as follows:

     (a)  20% after we exceed monthly revenues of $1,600,000;

     (b) 20% after monthly net earnings (loss) before non cash expenses improve by $60,000 from the prior month;

     (c) 20% after we achieve a 5.5 day average turnaround time on processing claims;

     (d)  20% after we grow our network by 300 Digital or CompEst Sold Shops;

     (e) 20% after a monthly customer index service rating of excellent or 100% of the balance, to the extent we reach profitability for any month before the end of the third quarter of fiscal year ending 2001.

         To date, we have met all five of these goals. Therefore, the options to acquire 450,000 shares were available to be awarded. As of April 9, 2001, we had awarded 434,950 options at exercise prices ranging from $1.01 to $2.00 per share.

         Options to acquire an additional 1,100,000 shares of our Common Stock are available for issuance subject to us obtaining certain performance criteria which are summarized as follows:

     o options to acquire 350,000 shares may be issued if we raise at least $5,000,000 in new equity capital from sources not affiliated with Thomas Kernaghan prior to December 31, 2003;

     o options to acquire an additional 350,000 shares of our Common Stock may be issued if our Common Stock has an average trading price of $5.00 or greater in fiscal year 2002;

     o options to acquire an additional 200,000 shares may be issued if we meet or exceed our budgeted EBITDA targets in the current fiscal year; and

     o options to acquire an additional 200,000 shares may be issued if we meet or exceed our budgeted EBITDA in fiscal year ending 2002.

         On September 18, 2001 the board  approved  436,148 of employee  options
for  the  President/CEO  to  distribute  to  all  employee.   The  President/CEO
distributed 406,000 of these options to employees throughout the company

         All of these options are subject to vesting and are exercised at the current market price of our stock as of the date of issuance. We have the right to increase the total amount of options, which may be issued so long as total outstanding options do not exceed 15% of the number of our fully-diluted outstanding shares of Common Stock. Furthermore, in lieu of paying cash bonuses, the employees may be issued shares of our Common Stock at the then fair market value in an amount not to exceed 50% of that employee's base salary. All of the options we have issued are subject to immediate vesting and are exercisable in the event of a change of control, which is defined as a sale of substantially all of our assets or a merger in which we are not the surviving entity.

         As of September 30, 2001, we have issued, or reserved for issuance, 6,277,119 shares of our Common Stock relating to outstanding options and warrants which are categorized as follows:


         Options issued to Directors                                            1,310,000 (1)

         Options issued to Chief Executive Officer                              1,195,000 (2)

         Options issued in connection with acquisition of PEC                     130,000 (3)

         Options issued to Employees                                            1,878,734 (4)

         Options issued to Consultants                                             65,000 (5)

         Options Outstanding prior to eAutoclaims.com merger                        4,000

         Warrants relating to debentures                                          650,000 (6)

         Purchaser's Warrants                                                     780,000 (7)

         Agent's Warrants                                                         264,385 (8)
                                                                                  -------

                                    Total                                       6,277,119
                                                                                =========


          (1) 2,000 of each director's options are immediately exercisable at $2.00 per share. 20,000 of each director's options are immediately exercisable at $5.06 per share. 10,000 of each director's option are exercisable at $.90 per share. We granted Mr. Jessop, a director, immediately exercisable options to acquire 50,000 shares of Common Stock at $1.312. The exercise price of all above described options was equal to the fair market value at the dates these director's options were authorized. On April 9, 2001, we awarded Mr. Dickson, our chairman, immediately exercisable non-qualified options to acquire up to 900,000 common shares at an exercise price of $.01. As of April 9, 2001, the closing bid price of a share of our Common Stock on the OTCBB was $1.53. See "Directors and Executive Officers - Director Compensation". On April 9, 2001, 25,000 options were given to each of four outside board members for a total of 100,000 options. These options were at a fair market value exercise price of $1.53 per share, immediately vested with a term of 5 years. On April 30, 2001, we issued options to acquire a total of 50,000 shares of our Common Stock to our four (4) outside directors (12,500 each). The options have an exercise price of $1.91 per share, which was the market price of our Common Stock as of that date. On July 31, 2001, we issued options to acquire a total of 50,000 shares of our Common Stock to our four (4) outside directors (12,500 each). The options have an exercise price of $1.75 per share, which was the market price of our Common Stock as of that date. These options are immediately exercisable and have a five (5) year term.

          (2) 65,000 of these options are exercisable at any time through April 2005 at $2.00 per share. The remaining 250,000 options vest over the remaining life of his contract, which ends on 5/21/03, at exercise prices of between $0.69 and $2.00. On April 9, 2001, we awarded Mr. Seidel, immediately exercisable non-qualified options to acquire up to 880,000 common shares at an exercise price of $.01. As of April 9, 2001, the closing bid price of a share of our Common Stock on the OTCBB was $1.53. See "Directors and Executive Officers - Employment Contracts and Other Matters".

          (3) 65,000 options immediately exercisable at $2.00 per share were issued to each of Randall K. Wright and Reed Mattingly. See "Executive Compensation - Employment Contracts and Other Matters".

          (4) Represents options issued to our employees at exercise prices ranging from $0.01 to $3.37. 727,499 shares of these options are currently exercisable. The remaining options vest over a three year term. On April 9, 2001, 420,000 options were granted to various employees with an exercise price of $.01 per share, vested immediately with a term of 10 years.

          (5) 65,000 of these options are held by our Chairman, Mr. Dickson, and are immediately exercisable at $2.00 per share. See "Certain Relationships and Related Transactions".

          (6) Represents warrants issued to the agents of the debenture investors, exercisable at $3.00 per share.

          (7) Represents warrants issued to the purchasers of our Series A Preferred Stock. Of these warrants, 300,000 are exercisable at $3.00; 90,000 are exercisable at $1.4625; 90,000 exercisable at $3.33; and 300,000 are exercisable at $2.60. See "Market for Common Equity and Related Stockholder Matters - Preferred Stock and Related Warrants".

          (8) Represents warrants issued to Thomson Kernaghan and Greenfield Investments, as Agents, exercisable at $4.50. See "Market for Common Equity and Related Stockholder Matters - Preferred Stock and Related Warrants".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains information with respect to the beneficial ownership of our Common Stock as of September 30, 2001, by:

     o    each person who we know  beneficially  owns more than 5% of our Common
          Stock;
     o each of our directors and each individual who serve as our named executive officers individually; and
     o    all of our directors and executive officers as a group.

                  Name and Address of                         Amount and Nature of
                  Beneficial Owner (1)                         Beneficial Ownership     Percentage(2)(17)(18)
                  --------------------                         --------------------     ---------------------
                  Eric Seidel (3)                                    1,357,341                  9.8%
                  Randal K. Wright (4)                                 424,200                 3.27%
                  Scott Moore (5)                                       85,500                 0.66%
                  Gaver Powers (6)                                     129,372                 0.99%
                  Reed Mattingly (7)                                   210,667                 1.63%
                  Jeffrey D. Dickson (8)                             1,283,496                 9.24%
                  Anthony Jessop (9)                                   311,949                 2.42%
                  David Jolley (10)                                     89,414                     *
                  Nicholas D. Trbovich, Jr. (11)                        94,414                     *
                  Christopher Korge (12)                               875,604                 6.59%
                  Liviakis Financial (13)                            1,455,200                11.28%
                     Communications, Inc.
                  High Tor Limited (14)                              1,000,000                 7.75%
                  John E. McConaughy (15)                            1,358,235                10.53%

                  Directors and officers
                  as a group (10 persons) (16)                       4,841,957                37.53%

          (1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless otherwise noted, each such person is deemed to be the beneficial owner of shares of Common Stock held by such person on September 30, 2001, and any shares of Common Stock which such person has the right to acquire pursuant to securities exercisable or exchangeable for, or convertible into, Common Stock, within 60 days from such date. The address of each beneficial owner is in care of the Company, 2708 Alt. 19 N., Suite 604, Palm Harbor, Florida 34683.

          (2) Based on 12,900,399 shares of Common Stock outstanding at the close of business on September 30, 2001. This amount excludes shares of our Common Stock underlying the conversion rights of our Series A Preferred Stock and excludes 6,277,119 shares reserved for outstanding options and warrants.

          (3) 400,000 shares of our Common Stock were issued to Mr. Seidel as founder shares. He acquired 12,341 in open market purchases. This amount also includes vested options to acquire 880,000 Common Shares at an exercise price of $.01 and options to acquire 65,000 Common Shares at an exercise price of $2.00. This amount excludes options, which are not vested over the next 60 days, to acquire 250,000 Common Shares at an exercise price of between $.69 to
               $2.00,   which  vest  through  May  21,  2003.   See  "Executive
               Compensation - Employment Contracts and Other Matters".

          (4) 256,000 shares of our Common Stock were issued to Mr. Wright in connection with the Premier Express Services, Inc. merger. 50,000 shares of our Common Stock were issued in satisfaction of a $24,000 promissory note due to Mr. Wright in connection with the Premier Express Services, Inc. merger. Mr. Wright exercised options to acquire 50,000 shares of our Common Stock at an exercise  price  of $.01  in  September,  2001.  Mr.  Wright  has acquired approximately 3,200 shares (net) in open market purchases and is the holder of vested options to acquire up to 65,000 shares of our Common Stock at an exercise price of $2.00. This amount excludes options to acquire 95,000 shares of our Common Stock, which are not vested or exercisable over the next 60 days at the exercise prices of $.69 to $2.00, which vest through September 18, 2004. See "Executive Compensation".

          (5) This amount represents (i) 1,500 common shares acquired in open market purchase, (ii) options to acquire 50,000 common shares at an exercise price of $.01, and (iii) vested options to acquire up to 34,000 common shares at an exercise price of $2.68. This amount excludes unvested options for 163,000 common shares at exercise prices of $.69 to $2.68, which vest through September 18, 2004. See "Executive Compensation - Employment Contracts and Other Matters".

          (6) This amount represents (i) 4,372 common shares, (ii) vested options to acquire up to 50,000 common shares at an exercise of $.01, and (iii) vested options to acquire up to 75,000 common shares at exercise prices of $2.00 to $2.38. This amount excludes unvested options for up to 125,000 common shares at exercise prices of $.69 to $2.38, which vest through September 18, 2004.

          (7) Mr. Mattingly's ownership consists of (i) 64,000 of our common shares issued to him in connection with the Premier Express Claims, Inc. merger, (ii) the issuance of 41,667 shares in satisfaction of a $20,000 promissory note plus interest related to the Premier Express Claims, Inc. merger, (iii) the exercise of options to acquire 40,000 shares at an exercise price of $.01, and (iv) options to acquire up to 65,000 shares at $2.00. This amount excludes unvested options to acquire up to 75,000 common shares at exercise prices of $.69 to $2.00 through September 18, 2004. See "Executive Compensation".

          (8) 280,000 shares of our Common Stock were issued to Mr. Dickson as founder shares. Also includes options to acquire up to 997,000 shares of our Common Stock and 6,496 shares acquired in the open market. See Directors and Executive Officers - Director Compensation".

          (9) Mr. Jessop has been issued options to acquire 110,000 common shares for his services as a director. Mr. Jessop has been issued 200,000 common shares for consulting services and 1,949 shares for serving as a director.

          (10) Mr. Jolley has been issued options to acquire up to 82,000 common shares for serving as a director. Also includes 5,000 shares purchased by Mr. Jolley and 2,414 shares received for serving on the Board.

          (11) Mr. Trbovich has been issued options to acquire up to 82,000 common shares for serving as a director. Also includes 2,414 shares owned by Mr. Trbovich and 10,000 shares owned by Mr. Trbovich's wife, of which he disclaims beneficial ownership.

          (12) This amount represents (i) 476,190 common shares relating to the conversion of $300,000 of our convertible debentures, which matured on September 30, 2001 at a conversion price of $0.63,
               (ii) warrants to acquire up to 300,000 shares of our Common Stock in connection with the issuance of our convertible debentures,
               (iii) options to acquire 82,000 shares for services as a director, and (iv) 17,414 of our shares owned or issued to Mr. Korge.

          (13) Represents shares issued for consulting services. These shares are collateral for a margin loan that is currently in default with Raymond James Financial Services, Inc. ("Raymond James"). Subject to the rights granted to Raymond James for a margin loan default John Liviakis is the natural person who has investment making decision authority for these shares.

          (14) Represents shares acquired through open market purchases as reported on Schedule 13G filed on or about May 31, 2001. Mr. Paul
               R. Sandford is the managing director of High Tor Limited, and has investment making and voting control over these securities.

          (15) Represents shares acquired privately in October, 2001 as reported on a Schedule 13G filed on or about October 21, 2001.

          (16) Includes outstanding options to acquire up to 2,488,000 shares of our Common Stock issued to our officers and directors, which are currently exercisable.

          (17) Excludes our shares and warrants held of record by Thomson Kernaghan or by other entities, which are controlled by Thomson Kernaghan or which Thomson Kernaghan has investment decision-making authority and excludes up to 1,680,00 shares of our Common Stock relating to the conversion of our Series A Preferred Stock at an assumed conversion price of $.62.5 per share** and 503,165 warrants. Each of these entities has entered into an agreement which provides that such entity will not acquire any additional shares of our Common Stock in the open market or, convert our Series A Preferred Stock into the Common Stock or exercise warrants if the effect of such a purchase, exercise or conversion would be to increase such entity's equity ownership position above 4.9%. Accordingly, because it is not anticipated that any of these entities will acquire beneficial ownership within the next 60 days of shares of our Common Stock underlying warrants or conversion privileges of our Series A Preferred Stock such amounts are excluded from the above tables.

          (18) Excludes warrants to acquire 641,220 shares of our Common Stock and excludes up to 1,400,000 shares of our Common Stock relating to the conversion of our Series A Preferred Stock at an assumed conversion price of $.62.5 owned by Governor's Road, LLC**. Governor's Road, LLC and certain of it's affiliates have entered into an agreement which provides that such entity will not acquire any additional shares of our Common Stock in the open market or, convert our Series A Preferred Stock into the Common Stock or exercise warrants if the effect of such a purchase, exercise or conversion would be to increase such entity's equity ownership position above 4.9%. Accordingly, because it is not anticipated that any of these entities will acquire beneficial ownership within the next 60 days of shares of our Common Stock underlying warrants or conversion privileges of our Series A Preferred Stock such amounts are excluded from the above tables.

          *    Less than .1%.

          ** If the market price of our Common Stock is less than $.62.5 at the Conversion Date of the Series A Preferred Stock, this number could increase significantly.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We are party to a Consulting Agreement with Liviakis Financial Communications, Inc., a California corporation ("Liviakis"). The original agreement was effective as of February 1, 2000. This agreement had a one (1) year term and expired January 31, 2001. Liviakis agrees to assist and consult with us on corporate finance matters and to represent us in investors communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to our current and proposed activities.

         In consideration for such services eAutoclaims.com-Delaware issued Liviakis 1,980,000 of its restricted common shares at $.01 per share. Each of these shares were converted on a one (1) to one (1) basis into our Common Stock in connection with the eAutoclaims.com merger. Liviakis instructed us to issue 178,000 of these shares to Jens Dalsgaard and 178,000 shares to Anthony D. Altavilla, each of who is a Liviakis employee. On September 18, 2000, this agreement was amended in two respects. First, the term of the agreement was modified to commence as of May 1, 2000 and ending February 28, 2001. Second, in addition to the 1,980,000 restricted common shares previously issued to Liviakis we agreed to issue an additional 39,000 restricted common shares as of August 24, 2000 in satisfaction of our previous obligation to issue Liviakis 3,000 shares per month during the term of this agreement. As of February 28, 2001, all 39,000 common shares have been earned. All other terms and conditions of this agreement remained unchanged.

         As a result of the eAutoclaims (Del.) merger, we assumed obligations under a Consulting Agreement with Jeffrey D. Dickson. This agreement was effective December 1, 1999 and is renewable on an annual basis. Mr. Dickson agreed to provide Mr. Seidel, our Chief Executive Officer, day-to-day advisory services concerning management, capitalization, corporate structure, organizational, industrial and regulatory issues. In addition, Mr. Dickson agreed to serve as our Chairman of the Board of Directors, as well as Chairman of our Audit and Compensation Committees.

         In consideration for these consulting services Mr. Dickson is entitled to an annual consulting fee of $84,500, payable every two (2) weeks. In addition, Mr. Dickson is entitled to a non-interest bearing $95,000 line of credit. As of July 31, 2001, approximately $67,554 is outstanding under this arrangement.

         In connection with the eAutoclaims (Del.) merger, Thomson Kernaghan, as agent, agreed to cancel all of its stockholdings and interests in eAutoclaims.com. In addition, Thomson Kernaghan, as agent, agreed to cancel all outstanding warrants, loans, penalties and other rights such that Thomson Kernaghan, as agent, was the holder of 4,100,000 shares of our Common Stock contemporaneously with the eAutoclaims.com merger. In effect, Thomson Kernaghan, as agent, agreed to accept 4,100,000 shares in complete and total satisfaction of all obligations due from eAutoclaims.com and/or TPI as of the merger date.

         One executive officer of Thomson Kernaghan is also an executive officer of the general partner of CALP II Limited Partnership ("CALP II"). An executive officer of Thomson Kernaghan has signing authority for Fetu Holdings, Ltd. ("Fetu"). Gregg Badger is an officer and Director of Thomson Kernaghan. Accordingly, Thomson Kernaghan, CALP II, Fetu, and Mr. Badger may be considered a group that beneficially owns all of the shares beneficially owned by any of them. Under an agreement with us, Thomson Kernaghan, CALP II, Fetu, and Mr. Badger agreed not to have the right the right or power, directly or indirectly, either alone or in concert with others, to (i) convert any security of ours into Common Stock, or (ii) exercise or exchange any security of ours for Common Stock, or (iii) exercise any other right or power to acquire Common Stock if, after having given effect to the exercise of that right or power, considered as a group, they shall be or shall be deemed to beneficially own (as defined in Rule 13d-3 under the Exchange Act) more than 4.9% of our then outstanding Common Stock.

         Subsequent to the eAutoclaims (Del.) merger, Thomson Kernaghan, as agent, has facilitated the placement of $2,600,000 of our Series A Preferred Stock. Thomson Kernaghan, either directly or through entities it controls, is the holder of 457,088 shares of our Common Stock, and 210 shares of our Series A Preferred Stock.

         Thomson Kernaghan, either directly or through entities it controls, is also the holder of warrants to acquire 310,000 shares of our Common Stock at exercise prices of $1.46 to $3.33, which were issued to the purchasers of our Preferred Stock. Thomson Kernaghan has been paid fees of $210,000 and is the holder of 188,165 Placement Agent Warrants at an exercise price of $4.50. All of these warrants have five (5) year term from the date of issuance. See "Market of the Registrants Securities and Related Stockholder Matters - Preferred Stock".

         On June 6, 2001, we received the proceeds from the purchase of 100 shares of our Series A Preferred Stock by Governors Road, LLC. Greenfield Investments, an affiliate of Governors Road, LLC was paid a $50,000 investment banking fee and issued the agent warrants. See "Description of Securities" - "Preferred Stock and Related Warrants".

         The shares of our Common Stock issuable upon exercise of these warrants have registration rights under the Securities Act. We are subject to certain penalties if this registration statement is not filed and declared effective within certain time frames.

         We have entered into employment agreements with Eric Seidel, our Chief Executive Officer, Randal K. Wright, our Chief Development Officer, Scott Moore, our Chief Financial Officer, Gaver Powers, our Chief Information Officer, and Reed Mattingly, our Chief Operating Officer. For description of these employment agreements and related rights to our stock options, see "Executive Compensation
- Employment Contracts and Other Related Matters".

         Eric Seidel, our Chief Executive Officer was issued 400,000 shares of our Common Stock in connection with the eAutoclaims.com merger. Jeffrey E. Dickson, our Chairman of the Board of Directors, was issued 280,000 shares of our Common Stock as founder shares. Randal K. Wright and Reed Mattingly were issued 256,000 and 64,000 shares, respectively, of our Common Stock in connection with the Premier Express Services, Inc. merger.

         In August 2000 and July 2001, we agreed to issue 50,000 and 100,000 shares, respectively, of our Common Stock to Michael T. Cronin, Esq., who is a partner in the law firm which serves as our corporate and securities counsel, in partial consideration for $200,000 of his services charged at normal hourly rates. All other charges incurred by us for other employees of his firm are paid in cash. As of July 31, 2001, all 150,000 common shares have been earned.

         In November 2000, we agreed to issue 35,000 shares to Couture & Company, which serves as a financial consultant, in exchange for $80,150 of services charged at hourly rates. At July 31, 2001, all 35,000 shares have been earned.

         In July 2001, we executed debenture agreements totaling $650,000. These debentures bear interest at Libor plus 3% and matured on September 30, 2001. Once these debentures mature they are converted to Common Stock at the lesser or
(i) $1.00 or (ii) 75% of the average of the closing bid price of our Common Stock in 30 trading days immediately preceding the conversion date, but in no event shall the floating conversion price be less than $0.75. A purchaser of $100,000 of these convertible debentures is the brother-in-law of Mr. Seidel. Investors who purchase $300,000 or more of the debentures have a conversion price equal to the lesser of (i) $.63 or (ii) 75% of the average of the closing bid price of our Common Stock in the 30 trading days immediately preceding the conversion date, but in no event shall the floating conversion price be less than $0.63. Holders of these convertible debentures are granted piggyback registration rights.

         Christopher Korge, one of our directors, has purchase $300,000 of these debentures. Upon the September 30, 2001 maturity date, we converted the $300,000 face amount of debentures acquired by Mr. Korge into 476,190 shares of our Common Stock (a $0.63 conversion price). In consideration for Mr. Korge's purchasing and facilitating the placement of these debentures, we have agreed to issue Mr. Korge, or his assigns, warrants to acquire 300,000 shares of our Common Stock and Mr. Seidel's brother-in-law warrants to acquire 350,000 shares of our Common Stock. Because we are unable to close our public offering, we have not reached final agreement with these individuals as to the exercise price of these warrants. Mr. Seidel and Mr. Korge are currently negotiating the exercise price terms for these warrants and expect to have a final determination for approval by our board of directors prior to January 31, 2002.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are amended/restated in their entirety to reflect our merger with eAutoclaims.com.

Exhibit No.       Description

1.1               [Reserved]
1.2               [Reserved]
3.1               Articles of Incorporation of Samuel Hamann Graphix, Inc. (Nevada) as amended (1)
3.2               Articles of Merger between Samuel Hamann Graphix,  Inc. (Nevada) and Samuel Hamann Graphix,
                  Inc. (California) (1)
3.3               By-laws of Transformation Processing Inc. (Nevada).(1)
3.4               Articles of Merger between of TPI (Ontario) and TPI (Nevada) (1)
3.5               Agreement  and  Plan  of  Merger  by  and  between  Transformation  Processing,   Inc.  and
                  eAutoclaims.com, Inc., dated April 26, 2000 (3)
3.6               Articles  of  Merger  of  eAutoclaims.com,  Inc.,  a  Delaware  corporation  with  and into
                  Transformation Processing, Inc., a Nevada corporation (5)
3.7               Agreement  and Plan of Merger by and among  eAutoclaims.com,  Inc.,  a Nevada  corporation,
                  eAutoclaims.com Acquisition, a South Carolina corporation,  Premier Express Claims, Inc., a
                  South Carolina corporation, and its stockholders, dated June 8, 2000 (2)
3.8               First Amendment to Agreement and Plan of Merger with Premier Claims,  Inc.,  dated June 27,
                  2000 (2)
3.9               Articles of Merger or Share  Exchange  between  Premier  Express,  Inc.,  as the  surviving corporation  and  eAutoclaims.com  Acquisition  Corporation,  filed July 20,  2000 with the
                  Secretary of State of South Carolina (5)
3.10              Promissory Note dated June 27, 2000 between eAutoclaims.com,  Inc. and Randal K. Wright and
                  S. Reed Mattingly (2)
3.11              Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc. and Randal K. Wright (2)
3.12              Promissory  Note dated June 16, 2000 between  eAutoclaims.com,  Inc. and S. Reed Mattingly.
                  (2)
4.1               Specimen of Common Stock Certificate (1)
4.2               [Reserved]
4.3               [Reserved]
4.4               The Registrants 1998 Stock Option Plan (4)
4.5               [Reserved]
4.6               Form of Stock Option Agreement to Employees*
4.7               Form of Directors Stock Option Agreement*
4.8               Form of Non-Qualified Stock Option Agreement*
5.1               [Reserved]
10.1              Employment Agreement between  eAutoclaims.com,  Inc. and Eric Seidel dated February 1, 2000
                  (5)
10.2              Employment Agreement between eAutoclaims.com,  Inc. and Randal K. Wright dated July 1, 2000
                  (2)
10.3              Employment  Agreement  between  eAutoclaims.com,  Inc. and S. Reed Mattingly  dated July 1,
                  2000 (2)
10.4              Employment  Agreement  between  eAutoclaims.com,  Inc.  and M. Scott Moore dated August 14,
                  2000 (5)
10.5              Employment  Agreement between  eAutoclaims.com,  Inc. and Gaver Powers dated April 13, 2000
                  (5)
10.6              Consulting  Agreement between  eAutoclaims.com,  Inc. and Jeffrey D. Dickson dated December
                  1, 1999 (5)
10.7              Consulting Agreement between eAutoclaims.com,  Inc. and Liviakis Financial  Communications,
                  Inc. dated February 1, 2000 (5)
10.8              Amendment  No.  1 to  Consulting  Agreement  between  eAutoclaims.com,  Inc.  and  Liviakis
                  Financial Communications, Inc. dated September 18, 2000 (5)
10.9              Lease Agreement between eAutoclaims.com, Inc. and KWPH, Inc., dated October 17, 2000 (5)
10.10             Service Agreement  between  eAutoclaims.com,  Inc. and WE Securities,  Inc. dated August 8,
                  2000 (5)
10.11             Business Consulting Agreement between eAutoclaims.com,  Inc. and TTG LLC dated September 8,
                  2000 (5)
10.12             Commercial  lease  dated  October  12,  1998  between  Premier  Express  Claims,  Inc.  and
                  Stephenson Park Associates Limited (5)
10.13             [Reserved]


10.14             Certificate  of Full  Performance  of  Proposal - Form 46 filed by BDO  Dunwoody  Limited -
                  Trustee dated May 8, 2000 (5)
10.15             Order of the  Superior  Court of Justice in the Matter of the  Proposal  of  Transformation
                  Processing, Inc. dated November 25, 1999 (5)
10.16             Proposal  of  Transformation  Processing,  Inc.  - Court  File No.  32-107046  filed in the
                  Superior Court of Justice dated October 14, 1999. (5)
10.17             Share  Exchange  Agreement  between  Transformation  Processing,  Inc.  and  certain of its securities holders dated April 30, 2000 (5)
10.18             [Reserved]
10.19             Securities Purchase Agreement  effective June 27, 2000 between Thomson Kernaghan,  as Agent and eAutoclaims.com, Inc. (5)
10.20             Certificate of Rights,  Designations,  Preferences  and Limitations of Series A Convertible
                  Preferred Stock (5)
10.21             Security Agreement between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (5)
10.22             Form of Purchasers Warrant (5)
10.23             Form of Agents Warrant (5)
10.24             Registration Rights Agreement (5)
10.25             eAutoclaims.com, Inc. Agreement with Certain Securities Holders effective May 31, 2000 (5)
10.26             eAutoclaims.com, Inc. Agreement with Sovereign Partners, Ltd. effective May 31, 2000 (5)
10.27             eAutoclaims.com, Inc. Agreement with Dominium Capital Fund (5)
10.28             Form of Master Modification Agreement with Certain Security Holders dated January 12, 2001*
10.29             Restated master Modification Agreement dated May 4, 2001*
10.30             Modification  agreement  dated  November ___, 2001  superceding  the original  Modification
                  Agreement  dated January 12, 2001 and the Restated  Modification  Agreement  dated May 4,
                  2001*
10.31             Form of Bricks to Clicks Service and License Agreement*
10.32             Form of Collision Repair Facility Agreement and Procedures*
10.33             Form of Change of Control and Termination Agreement*
10.34             Form of Officers/Directors Indemnification Agreement*
10.35             Bricks to Clicks  Service and Licensing  Agreement with Inspire  Claims  Management,  Inc., dated November 1, 2000*
10.36             Lease Agreement for 110 East Douglas Road dated September ___, 2001*
10.37             Form of Employee Confidentiality Agreement*
10.38             Letter Agreement with Liviakis Financial Communications, Inc.*
10.39             Letter Agreement with Former Liviakis Financial Communications, Inc. Employees*
10.40             Claims Management Services and License Agreement with Royal Indemnity Company,  dated April
                  24, 2001*
10.41             Amended and Restated Employment Agreement with Eric Seidel effective May 21, 2001*
10.42             Form of  Amendment  to  Certificate  of  Designation,  Rights and  Preferences  of Series A
                  Preferred Stock effective May 21, 2001*
10.43             Agreement between Parts.com, Inc. and the Registrant effective May 1, 2001*
10.44             Form of Convertible Debenture*
10.45             Form of Warrants issued in connection with Convertible Debentures*
10.46             Form of Subscription Agreement for purchasers of Convertible Debentures*
21.1              Subsidiaries of the Registrant.(5)


(1)      Incorporated  by reference from the  Registrant's  Form 10-SB filed on March 12, 1998 and amended on
         August 31, 1998 and October 22, 1998
(2)      Incorporated by reference from the Registrant's Form 8-K filed on July 25, 2000
(3)      Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 1999
(4)      Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 1998
(5)      Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 2000
*        Filed herewith

(b)      Reports on Form 8-K

Item 5/Item 9 regarding termination of proposed public offering dated July 23, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 12, 2001                        eAUTOCLAIMS.COM, INC.


By:      /s/ Scott Moore                      By:  /s/ Eric Seidel
         ---------------------                     ---------------
         Scott Moore                               Eric Seidel
         Chief Financial Officer and               Chief Executive Officer
         Accounting Officer

EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2001

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY


                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------









Independent Auditor's Report                                      F - 2


Consolidated Financial Statements:

   Balance Sheet                                                  F - 3
   Statement of Operations                                        F - 4
   Statement of Stockholders' Equity                              F - 5
   Statement of Cash Flows                                        F - 6
   Notes to Consolidated Financial Statements                 F - 7 - F-19

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
eAutoclaims.com, Inc.


We have audited the accompanying consolidated balance sheet of eAutoclaims.com, Inc. and Subsidiary as of July 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended July 31, 2001 and the period from December 7, 1999 (inception) to July 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eAutoclaims.com, Inc. and Subsidiary as of July 31, 2001 and the results of their operations and their cash flows for the year ended July 31, 2001 and for the period from December 7, 1999 (inception) to July 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Goldstein Golub Kessler LLP
-------------------------------
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 5, 2001


                                                                 EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                           CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------------------------------
                                                                                              July 31,
                                                                                                2001
--------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                                                        $ 485,092
  Accounts receivable, less allowance for doubtful accounts
    of $60,000                                                                                1,208,409
  Due from related parties                                                                      154,853
  Prepaid expenses and other current assets                                                     126,693
--------------------------------------------------------------------------------------------------------
         Total current assets                                                                 1,975,047
Property and Equipment, net of accumulated depreciation
   of $231,920                                                                                  545,015

Goodwill, net of accumulated amortization
    of $241,037                                                                               1,312,615

Other Assets                                                                                    365,000

Deferred Income Tax Asset, net of valuation
   allowance of $4,171,000                                                                            -
--------------------------------------------------------------------------------------------------------
         Total Assets                                                                       $ 4,197,677
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                                    $ 3,074,653
   Deferred software subscription revenue                                                       111,670
   Convertible debentures, net of unamortized discount of $555,551                               94,449
   Loans payable - stockholders                                                                 179,000
--------------------------------------------------------------------------------------------------------
         Total current liabilities                                                            3,459,772


Stockholders' Equity:
  Convertible  preferred stock - $.001 par value;  authorized  5,000,000 shares, issued and outstanding 520 shares
   aggregate liquidation preference of $2,600,000                                                     1
  Common stock - $.001 par value; authorized 50,000,000 shares, issued
   and outstanding 11,711,877 shares                                                             11,712
  Additional paid-in capital                                                                 16,051,679
  Accumulated deficit                                                                       (15,325,487)
--------------------------------------------------------------------------------------------------------
         Stockholders' equity                                                                   737,905
--------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                                         $ 4,197,677
========================================================================================================

See Notes to Consolidated Financial Statements


                                                                                             EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                             CONSOLIDATED STATEMENT OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Year ended July 31, 2001    Period from
                                                                                                                   December 7, 1999
                                                                                                                  (inception)  to
                                                                                                                   July 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------

Revenue:
  Collision repairs management                                                                $ 16,186,861             $ 1,141,087
  Glass repairs                                                                                  1,944,721                       -
  Fleet repairs management                                                                       1,333,452                 483,846
  Fees and other revenue                                                                           723,215                 126,777
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                                   20,188,249               1,751,710
-----------------------------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                                                                     16,842,287               1,471,509
  Selling, general and administrative                                                           10,479,232               3,293,208
  Depreciation and amortization                                                                    504,656                  62,750
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                                  27,826,175               4,827,467
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                        (7,637,926)             (3,075,757)
Less:  Preferred stock dividends and deduction relating to Series A Convertible
   Preferred Stock                                                                              (4,611,804)                      -
-----------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                                          $ (12,249,730)           $ (3,075,757)
===================================================================================================================================
Loss per common share - basic and diluted                                                          $ (1.09)                $ (0.29)
===================================================================================================================================

Weighted-average number of common shares outstanding - basic and diluted                        11,252,514              10,591,146
===================================================================================================================================

See Notes to Consolidated Financial Statements



                                                                                             EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
     Period from December 7, 1999 (Inception) to
     July 31, 2000 and year ended July 31, 2001                                             Additional
                                             Preferred Stock            Common Stock         Paid-in     Accumulated  Stockholders'
                                            Shares      Amount       Shares      Amount      Capital       Deficit       Equity
------------------------------------------------------------------------------------------------------------------------------------
     Issuance of common stock to founders        -           -    7,500,000     $ 7,500     $ 61,430             -     $ 68,930
     Issuance of common stock for cash           -           -    2,850,000       2,850      987,150             -      990,000
     Issuance of common stock for services       -           -    1,980,000       1,980    1,978,020             -    1,980,000
     Recapitalization of common stock prior
      to reverse acquisition                     -           -   (6,350,000)     (6,350)       6,350             -            -
     Issuance of common stock in reverse
      acquisition                                -           -    4,810,367       4,810       (4,810)            -            -
     Issuance of compensatory stock options      -           -            -           -      188,146             -      188,146
     Net loss                                    -           -            -           -            -  $ (3,075,757)  (3,075,757)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2000                         -           -   10,790,367      10,790    3,216,286    (3,075,757)     151,319

     Shares of common stock issued
      in acquisitions                            -           -      322,372         322    1,211,678             -    1,212,000
     Issuance of common stock for services       -           -      599,138         600      885,912             -      886,512
     Issuance of preferred stock                 520         $ 1          -           -    2,265,428             -    2,265,429
     Recognition of beneficial conversion                                                                                     -
      feature of convertible preferred stock     -           -            -           -    2,233,600    (2,233,600)           -
     Recognition of beneficial conversion
      feature of convertible debentures                                                      389,400                    389,400
     Proceeds from stock options                 -           -            -           -          750             -          750
      Accrued dividend on preferred stock        -           -            -           -            -      (134,179)    (134,179)
     Fair value of warrants issued in                                                                                         -
      connection with the preferred stock        -           -            -           -    2,244,025    (2,244,025)           -
     Fair value of warrants issued in
      connection with convertible debentures     -           -            -           -      260,600                    260,600
     Issuance of compensatory stock options      -           -            -           -    3,344,000             -    3,344,000

     Net loss                                    -           -            -           -            -    (7,637,926)  (7,637,926)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2001                         520         $ 1 11,711,877    $ 11,712  $16,051,679  $(15,325,487)  $  737,905
====================================================================================================================================

See Notes to Consolidated Financial Statements



                                                                                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                     CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------


                                                                                Year ended July 31, 2001         Period from
                                                                                                              December 7, 1999
                                                                                                                 (inception)
                                                                                                              to July 31, 2000
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                              $ (7,637,926)           $ (3,075,757)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                            504,656                  62,750
    Common stock issued for services                                                         858,724               2,028,630
    Issuance of compensatory stock options                                                 3,344,000                 188,146
    Allowance for doubtful accounts                                                          148,814                  30,000
    Changes in operating assets and liabilities net of acquisition:
      Increase in accounts receivable                                                       (659,680)               (397,535)
      Increase in prepaid expenses and other current assets                                  (45,007)               (187,829)
      Decrease in other assets                                                                 6,660                       -
      Increase in accounts payable and accrued expenses                                    2,189,997                 513,239
      Increase in deferred subscription revenue                                              111,670
-----------------------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                                         (1,178,092)               (838,356)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                                       (435,991)               (259,605)
  Acquisition of software                                                                   (360,000)
  Loans to related parties                                                                   (90,983)
  Acquisition of subsidiary, net of cash acquired                                                                   (172,360)
-----------------------------------------------------------------------------------------------------------------------------
            Cash used in investing activities                                               (886,974)               (431,965)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of debentures                                                       650,000
  Proceeds from stock options                                                                    750                       -
  Advances for the issuance of preferred stock                                                                       500,000
  Net proceeds from issuance of preferred stock                                            1,765,429                       -
  Principal payments on stockholder loans                                                   (106,000)                      -
  Proceeds from issuance of common stock                                                                           1,010,300
-----------------------------------------------------------------------------------------------------------------------------
            Cash provided by financing activities                                          2,310,179               1,510,300
-----------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                         245,113                 239,979

Cash at beginning of period                                                                  239,979                       -
-----------------------------------------------------------------------------------------------------------------------------

Cash  at end of period                                                                     $ 485,092               $ 239,979
=============================================================================================================================


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                                  $ 19,664                 $ 2,641
=============================================================================================================================


Supplemental disclosure of noncash investing and financing activities:

  Common stock to be issued in connection with the acquisition of a subsidiary              $ 12,000             $ 1,200,000
=============================================================================================================================
  Loans to stockholders in connection with the acquisition of a subsidiary                         -               $ 130,000
=============================================================================================================================
  Fair value of warrants issued in connection with convertible debentures.                 $ 260,600                       -
=============================================================================================================================

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

     The Company was incorporated in 1999 as a business-to-business e-commerce company that utilizes the Internet to streamline and lower the overall costs of automotive repair paid by insurance companies. The Company is establishing itself as an Application Service Provider ("ASP") for the automobile insurance industry and the corporate fleet management industry, providing a seamless back-end infrastructure that links thousands of collision repair shops and support facilities. The Company provides a proprietary, cost-effective and highly advanced Bricks-to-Clicks Internet Claims Application & eAutoFleet for the processing and ultimate repair of damaged vehicles filed as insured automobile claims.


  2. SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SalvageConnection.com, Inc. ("Salvage"). The consolidated financial statements for the fiscal year ended July 31, 2001 include the results of Salvage for the entire period. The consolidated financial statement for the period ended July 31, 2000 include the results of Premier Express Claims, Inc. ("Premier") from July 20, 2000 (date of acquisition) to July 31, 2000 and for the entire year ended July 31, 2001. Premier was merged into the Company on February 1, 2001. All intracompany accounts and transactions have been eliminated.

     The Company maintains cash in bank deposit accounts that, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

     The Company derives revenue primarily from collision repairs, glass repairs and fleet repairs. Revenue is recognized when an agreement between the Company and its customer exists, the repair services have been completed, the Company's revenue is fixed and determinable and collection is reasonably assured.

     The Company records revenue gross when the Company is the primary obligor in its arrangements, the Company has latitude in establishing price, the Company controls what services are provided and where the services will take place, the Company has discretion in supplier selection, the Company is involved in the determination of product or service specifications and the Company has credit risk. The Company records revenue net when situations occur whereby the supplier (not the Company) is the primary obligor in an arrangement, the amount the Company earns is fixed or the supplier (and not the Company) has credit risk.

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     Deferred software subscription revenue is recorded when estimating software is sold to a body shop within the Company's repair shop network. The revenue from the sale is recognized over the one-year term of the contract on a straight-line basis.

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

     The Company identifies and records impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. At July 31, 2001, no such impairment existed.

     Goodwill is amortized using the straight-line method over 7 years (see Note
     4). At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business.

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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations.

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

     In accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services, the Company measures the fair value of the equity instruments using the stock price and other measurement assumptions as of the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or the date at which the counterparty's performance is complete.

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

 3.  PER SHARE CALCULATIONS:

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


                                                            Period from December
                                   Year ended                1999 (inception) to
                                   July 31, 2001                July 31, 2000
--------------------------------------------------------------------------------

Net Loss                          $ (7,637,926)                 $ (3,075,757)

Less: Preferred stock dividends       (134,179)
        Deduction related to        (4,477,625)
        Series A convertible
        Preferred stock
                                  -------------------------------------------
Net loss applicable to
        Common stock              $   (12,249,730)             $  (3,075,757)

Basic and diluted:

Weighted average number           $    11,252,514              $  10,591,146
        of common shares
        outstanding

Basic and diluted loss
        per common share          $         (1.09)             $       (0.29)
                                  ===========================================

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   ACQUISITIONS:

     On July 20, 2000, the Company acquired the outstanding shares of Premier for an aggregate of $1,530,000. The purchase price consisted of $200,000 in cash, $130,000 in promissory notes payable within 60 days and 320,000 shares of the Company's common stock issued during the year ended July 31, 2001. The Company valued the 320,000 shares of the Company's common stock at the fair market value at July 20, 2000 that totaled $1,200,000 ($3.75 per common share).

     Premier is an administrative  claims processing company that provides third
     party   administrative   processing  and  recovery  services  to  insurance
     companies located throughout the United States.

     The acquisition has been treated as a purchase for accounting purposes with the purchase price allocated to the assets acquired and liabilities assumed based on a determination of estimated fair values at the date of acquisition. Such fair values were determined based on appraisals and other estimates. The Company acquired assets with a fair value of approximately $506,000 and assumed liabilities of approximately $518,000. The excess of cost over fair value of the assets acquired (goodwill) amounted to approximately $1,542,000.

     The following summarized pro forma consolidated statement of operations (unaudited) assumes the acquisition of Premier as if it occurred on December 7, 1999 (inception).


     For the  period  from  December  7,  1999  (inception)  to July  31,  2000.

     Revenue                                             $   3,866,899
     =================================================================

     Net loss                                            $  (3,118,627)
     =================================================================

     Loss per common share - basic and diluted           $        (.29)
     =================================================================

     Weighted-average number of shares outstanding          10,895,012
     =================================================================


     This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results had the acquisition been consummated as of the assumed date, nor is it necessarily indicative of future operating results.

     On August 1, 2000, the Company acquired the outstanding shares of Salvage for the issuance of 2,372 shares of restricted common stock. These shares were valued at the fair market value at the date of issuance that totaled $12,000.

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Salvage is an Internet-based procurement network for recycled and remanufactured automobile parts. Salvage was incorporated in December 1999 had no significant assets and liabilities and had not had any substantial operations since incorporation. The acquisition has been accounted for as a purchase with the entire consideration recorded as goodwill, to be amortized over 7 years.

5.   PROPERTY AND EQUIPMENT:


     At July 31, 2001 property and equipment, at cost, consists of the following:

                                                                  Estimated
                                         2001                    Useful Life
--------------------------------------------------------------------------------

Computer Equipment                       $ 328,576                   3 years
Software                                   217,893                   3 years
Office equipment                           140,657                   3 years
Furniture and fixtures                      89,809                  10 years
--------------------------------------------------------------------------------

                                           776,935
Less accumulated depreciation              231,920

--------------------------------------------------------------------------------
                                         $ 545,015
================================================================================

6.   ACCOUNTS
     PAYABLE AND
     ACCRUED
     EXPENSES:

     At July 31, 2001 accounts payable and accrued expenses consist of the following:
                                                                 2001
                                                                 ----
--------------------------------------------------------------------------------
          Accounts payable                                  $ 2,440,595
          Accrued payroll and vacation wages                    285,002
          Other accrued liabilities                             349,056

--------------------------------------------------------------------------------
                                                            $ 3,074,653
================================================================================


7.   LOANS PAYABLE -
     STOCKHOLDERS:

     In conjunction with the acquisition of Premier, the Company is obligated to repay a loan to a current director/officer/stockholder, who was formerly a stockholder of Premier. The loan is due on demand and is noninterest-bearing and the balance is $24,000 at July 31, 2001. The fair value of the loan approximates the carrying amount due to the short-term nature of the loan. The loan was converted into common stock on September 30, 2001.

     The Company has two loans outstanding to two stockholders/officers aggregating $155,000. The loans bear interest at the rate of 12% per annum and are due on demand. The stockholders/officers have agreed to accept interest only payments until the loans are paid-off. On September 20, 2001, $20,000 of these loans were converted into common stock. The fair value of the loans approximates their carrying amount based on rates available to the Company for similar loans.

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


 8.  CONVERTIBLE DEBENTURES

     During the months June and July 2001 the Company issued $650,000 of debentures with interest at the rate of Libor (2.6%) plus 3% maturing on September 30, 2001. Upon the maturity date the debentures were converted into common stock at rates between $0.63 and $0.75 per share. In connection with the issuance of these convertible debentures 650,000 warrants were issued to purchase shares of common stock at $3.00 per share through June 30, 2011. The Company recorded a discount to the debentures of $260,600 representing the fair value of the warrants and has charged operations for $94,449 representing the amortization of the discount.

     On the date of issuance of the convertible debentures, a beneficial conversion feature existed, represented by the intrinsic value of that feature. The aggregate amount attributable to the beneficial conversion feature is $389,400. This amount has been reflected as a discount on the debentures and is being amortized over the term of the debentures.

 9.  COMMITMENTS AND
     CONTINGENCIES:

     The Company has a two-year employment agreement with its president and chief executive officer. This two-year employment agreement effective May 21, 2001 provides for aggregate annual base salary of $200,000 through December 31, 2001 and $250,000 from January 1, 2002 through May 20, 2003. The President and Chief Executive Officer is entitled to a special one-time bonus equal to 15% of his base salary, payable on or before January 15, 2002. He retains his right to bonus compensation as determined by the Compensation Committee, which at no time may be less than 5% of the Company's pre-tax profits. He may elect to receive part or his entire bonus, if any, in shares of the Company's common stock based on 90% of the then current market price.

     In addition, the Company has three-year employment agreements with four other executives that expire between February 2003 and September 2003. The agreements provide for aggregate annual base salaries ranging from $465,000 to $500,000 per annum.

     The Company leases office facilities under noncancelable operating leases expiring on various dates through 2006. The office facilities leases contain escalation clauses relating to operating expenses and real estate taxes. Rent expense under the operating leases for the year ended July 31, 2001 and period from December 7, 1999 to July 31, 2000 totaled approximately $196,000 and $40,000 respectively.

     The Company entered into a 5-year lease for 30,000 square feet of a 62,000 square foot facility. The Company has an option to buy the entire facility with the associated land for $2,950,000. The Company issued 51,971 shares of stock to pay for the January through March 31, 2002 rent, and another 45,956 shares for the purchase option, for a total of 97,927 shares.

     Approximate minimum future payments under these leases are payable as follows:

     Year ending July 31,
           2002                                          $ 306,000
           2003                                            257,000
           2004                                            229,000
           2005                                            219,000
           2006                                            225,000
        Thereafter                                          76,000
--------------------------------------------------------------------------------
                                                       $ 1,312,000
================================================================================

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.   STOCKHOLDERS' EQUITY:

     The Company is authorized to issue 5,000,000 shares of $.001 par value preferred stock. Each share of preferred stock is convertible into a number of shares of common stock. As amended, the number of common shares to be issued is derived by taking the lesser of 75% of the average of the closing bid prices for the common stock for the 3 lowest trading days out of the 20 consecutive trading days immediately preceding the date of conversion or $0.625. Dividends are payable at the rate of 8% of the aggregate liquidation preference amount per annum and are cumulative. As of July 31, 2001, the Company had issued 520 shares of preferred stock.

     Also issued in connection with the preferred stock were warrants to purchase shares of common stock of the Company. The Company issued 264,385 warrants to the agent, which are exercisable at a price of $4.50 per share, are exercisable upon issuance, and expire in five years. The Company also issued 780,000 warrants to the purchasers, which are exercisable at prices between $1.46 and $3.33 per share, are exercisable upon issuance, and expire in five years. The fair value of $2,244,025 attributable to the warrants has been treated as a cost associated with the issuance of the convertible preferred stock, and has been recorded as an increase to accumulated deficit and an increase in the net loss available to common shareholders.

     On the date of issuance, and upon amendment of the conversion terms of the convertible preferred stock, a beneficial conversion feature of the convertible stock existed represented by the intrinsic value of that feature. That amount is calculated as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the preferred stock is convertible. This amount has been recorded as an increase to accumulated deficit and an increase in the net loss available to common shareholders. The aggregate amount attributable to the beneficial conversion feature on the date of issuance was $1,715,198, and was an additional $418,402 on the date of amendment of conversion terms.

     On July 31, 2001, 100 shares of the preferred stock described above were redeemable at the Company's option at 120% of face value, plus accrued dividends by August 15, 2001. Since the Company did not redeem the preferred stock, its terms became identical to the Company's other preferred stock. An increase to accumulated deficit and the net loss available to common shareholders of $100,000 was recorded during the year ended July 31, 2001 and $408,000 will be recorded on August 15, 2001. The Company has issued warrants as part of this funding in accordance with the terms of the preferred stock agreements.

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     During the period from December 7, 1999 (inception) to July 31, 2000 the Company issued 7,500,000 shares of common stock to its founders for $500 in cash and $68,430 in services.

     During the period from December 7, 1999 (inception) to July 31, 2000 the Company issued 2,850,000 shares of common stock for $1,100.000. Costs of $110,000 were incurred related to this issuance.

     During the period from December 7, 1999 (inception) to July 31, 2000 the Company issued 1,980,000 shares of common stock to a consultant for $19,800. The market price of the Company's common stock at the time of issuance was $1.00 per share. Accordingly, the Company recorded a charge to operations for $1,960,200 related to this issuance.

     In connection with the Company's Reverse Acquisition in April 2000, the outstanding shares of the Company were recapitalized. As a result, 6,350,000 shares of common stock were canceled. Immediately prior to the Reverse Acquisition there were 5,980,000 shares of common stock outstanding.

     In August 2000, the Company issued 2,372 shares of restricted common stock on the acquisition of Salvage. These shares were valued at the fair market value at the date of issuance that totaled $12,000.

     During the year ended July 31, 2001, the Company issued shares to three consultants that provided services to the Company. These consultants received cash and 93,936 shares of the Company's common stock for these services. The Company recorded a charge to operations when the services were performed based on the fair market value of the shares of common stock on the date in which the services were performed. During the year ended July 31, 2001, $176,329 was charged to operations as a result of these agreements.

     During the year ended July 31, 2001, the Company issued 150,000 shares of common stock in exchange for $157,720 of legal services.

     During the year ended July 31, 2001, the Company issued 10,702 shares of common stock to five outside members of the Board of Directors. The Company charged operations $22,500, which was equal to the fair market value of the shares when earned.

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

     In July 2000, the Company issued options to purchase common stock to employees at prices below the fair market value of the Company's common stock at the time of issuance. Accordingly, the Company recorded a charge to operations of $188,146 in the period ended July 31, 2000.

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     During the year ended July 31, 2001, the Company issued options to employees and members of the Company's Board of Directors to purchase 1,402,700 shares of common stock. The exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant.

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

     In July 2001, the Company issued 344,500 shares of common stock to an investor to satisfy their expense (penalty) provisions in a preferred stock agreement for not registering the shares of common stock underlying the conversion of the preferred stock. The Company recognized a charge to operations of $396,175 which was equal to the fair market value of shares on the date of issuance.

 11. STOCK OPTIONS AND
     STOCK WARRANTS:



     The Company has an incentive stock option plan under which options to purchase shares of common stock may be granted to certain key employees. The exercise price is based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options.

     A summary of the status of the Company's options as of July 31, 2001 and July 31, 2000, and changes during the year ended July 31, 2001 and the period from December 7, 2000 (inception) to July 31, 2000 is presented below:

                                          July 31, 2001          July 31, 2000
                                          -------------          -------------

                                                     Weighted-                  Weighted-
                                                      average                   average
                                        Number of    Exercise     Number of     Exercise
                                         shares       Price       shares        Price
     -------------------------------------------------------------------------------------

     Balance at beginning of period       719,500         $2.68

     Granted                            3,602,700          0.61     720,500      $2.68
     Canceled                             (61,066)         1.86      (1,000)      3.00

     -------------------------------------------------------------------------------------
     Outstanding at end of period       4,261,134         $0.94     719,500      $2.68
     =====================================================================================
     Options exercisable at
      end of period                     3,158,999         $0.70     569,831      $2.67
     =====================================================================================
     Weighted Average fair value of
      options granted during the
      period                            5,365,333                 1,531,160
     =====================================================================================

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The following table summarizes information about fixed stock options outstanding at July 31, 2001:


                      Options Outstanding               Options Exercisable
                  -----------------------------       -----------------------
                                        Weighted-
                                        average       Weighted-                  Weighted-
                                        Remaining     average                    average
   Range of             Number          Contractual   Exercise       Number      Exercise
   Exercise Prices      Outstanding     Life          Price          Exercisable Price
-------------------------------------------------------------------------------------------

 $0.01                 2,200,000          9.69        $0.01        2,200,000        $0.01
 $.90-$1.3125            760,600          4.40         1.17          100,000         1.11
 $1.53-$3.37           1,196,534          4.11         2.14          754,999         2.04
 $5.06-$12.50            104,000          2.11         5.24          104,000         5.24

-------------------------------------------------------------------------------------------
 $0.01 - $12.50        4,261,134                      $0.94        3,158,999        $0.70
===========================================================================================


     The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss per common share for the period from December 7, 1999 (inception) to July 31, 2000 and for the year ended July 31, 2001 would have been as follows:



                                                                 Period From
                                                              December 7, 1999
                                         Year Ended            (Inception) to
                                        July 31, 2001           July 31, 2000
                                    --------------------------------------------

     Net loss applicable to common stock:
      As reported                      $(12,249,730)             $(3,075,757)
================================================================================
      Pro forma                         (13,506,636)              (4,417,312)
================================================================================


     Loss per common share - basic and diluted:
      As reported                      $      (1.09)             $     (0.29)
================================================================================
     Pro forma                         $      (1.20)             $     (0.42)
================================================================================

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the period ended July 31, 2000 and for the year ended July 31, 2001. The assumptions were risk-free interest rate of 6.50%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 200%, and an expected life of the option of five years.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


 12. INCOME TAXES:

     As of July 31, 2001, the Company had deferred tax assets of approximately $4,171,000 resulting from net operating loss carry-forwards of approximately $6,836,000 which are available to offset future taxable income, if any, through 2021. As utilization of the net operating loss carry-forwards and temporary differences is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

     The tax  effects  of  temporary  differences,  loss  carryforwards  and the
     valuation   allowance  that  give  rise  to  deferred   income  tax  assets
     (liabilities) were as follows:

                                                             July 31, 2001
                                                             -------------
      Temporary differences:
         Allowance for doubtful accounts                         24,000
         Accrued vacation                                        37,000
         Compensation not currently deductible                1,375,000
         Net operating losses                                 2,735,000
         Less valuation allowance                            (4,171,000)
        -----------------------------------------------------------------
         Deferred tax assets                                 $    - 0 -
        =================================================================


     The reconciliation of the effective income tax rate to the federal statutory rate for the year ended July 31, 2001 is as follows:

     Federal income tax rate                                          (34.0)%
     Change in valuation allowance                                     34.0
--------------------------------------------------------------------------------
       Effective income tax rate                                      - 0 - %
================================================================================

     The Company and Premier will file consolidated federal income tax returns.

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.  MAJOR CUSTOMERS:

     During the year ended July 31, 2001 one customer accounted for 64% of total revenue. During the period from December 7, 1999 (inception) to July 31, 2000 revenue from three other customers amounted to approximately 24%, 18% and 17% of total revenue, respectively.


14.  RELATED PARTY
     TRANSACTIONS:

     The Company shared an operating facility and certain personnel with a corporation whose chairman is also the chairman of the board of the Company. The Company also paid certain expenses on behalf of this corporation. Amounts allocated and paid on behalf of this corporation amounted to $118,814 and 116,320 for the year ended July 31, 2001 and for the period from December 7, 1999 (inception) to July 31, 2000 respectively. These amounts were based on the amount of space and personnel time devoted to this corporation plus the actual expenses paid on behalf of this corporation. In the fiscal year ended July 31, 2001 118,814 was charged to operations because the other company is in financial trouble and collection of these funds is considered unlikely.

     The Company advanced $125,000 to another related corporation whose chairman is also the chairman of the board of the Company. This corporation has a consulting agreement with the Company requiring payments every other week amounting to $3,250 for consulting services which include management advisory services, capitalization, corporation structure, organizational, industrial and regulatory issues. In lieu of payment, the Company reduced the advance for amounts due under the consulting agreement. At July 31, 2001 there were no amount still due this related party.

     Also, the chairman of the board of the Company is entitled to a non-interest bearing line of credit. At July 31, 2001, $67,554 has been advanced under the line of credit and is included in due from related party on the accompanying balance sheet.

     In June and July of 2001,  the Company  advanced  the  President/CEO  and a
     board  member  $50,000  and  $30,000,  respectively,   both  of  which  are
     outstanding as of July 31, 2001. These loans are non-interest bearing.


15.  LITIGATION:

     The Company is subject to a number of lawsuits and claims arising out of the conduct of its business. Management believes that the probable resolution of such matters will not materially affect the financial position, results of operations or cash flows of the Company.

     On or about October 23, 2000, the Company received a demand letter from a website developer for $135,000 alleging breach of contract. Management believes that the Company is entitled to a refund of $15,000. Complaint has been filed in Pinellas County Circuit Court regarding this dispute. It is too early to predict the ultimate outcome of this dispute. Management believes it has meritorious defenses to this action. Management believes that there are no other claims or actions pending or threatened against the Company.

     In July 2000, EAUTO, LLC, a Texas entity, asserted that the Company's use of its EAUTOCLAIMS.COM mark and website violated its federally registered EAUTO service mark. In May 2001 EAUTOCLAIMS.COM received a favorable judgment that declared that there was no service mark violation. The judgment further dismissed EAUTO, LLC's registered service mark.

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


16.  ADDITIONAL INFORMATION:

     The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 11,711,877 indicated by the Company's records. The Company believes that its records are correct and is in the process of resolving this difference. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.