Form 10QSB
period 2001-10-31
EAUTOCLAIMS COM INC
filed 2001-12-14
CIK 1034694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended October 31, 2001

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

     [ X ] Yes [ ] No

     The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of October 31, 2001 was 13,130,707.

     Transitional Small Business Disclosure Format:

     [ ] Yes [ X ] No

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY


                                                            INDEX TO FORM 10-QSB
--------------------------------------------------------------------------------




                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                  2

   Balance Sheets                                                           3
   Statements of Operations                                                 4
   Statement of Stockholders Equity                                         5
   Statements of Cash Flows                                                 6
   Notes to Consolidated Financial Statements                               7

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                              9

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes in Securities                                             13

Item 5.  Other Information                                                 14

Item 6.  Exhibits and Reports on Form 8-K                                  14

Signatures                                                                 15

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

The consolidated financial statements of eAutoclaims.com, Inc. and Subsidiaries (collectively the "Company") included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended July 31, 2001.


                                                                                         EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                                   CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------------------------------------

                                                                                          October 31, 2001      July 31, 2001
                                                                                             (unaudited)
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                                                      $   498,944          $   485,092
  Accounts receivable, less allowance for doubtful accounts
    of $60,000                                                                                1,440,758            1,208,409
  Due from related parties                                                                      162,854              154,853
  Prepaid expenses and other current assets                                                     141,914              126,693
-----------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                 2,244,470            1,975,047
Property and Equipment, net of accumulated depreciation
   of $288,593 and $231,920, respectively                                                       537,186              545,015

Goodwill, net of accumulated amortization
    of $295,730 and $241,037, respectively                                                    1,257,922            1,312,615

Other Assets                                                                                    414,313              365,000

Deferred Income Tax Asset, net of valuation
   allowance of $4,588,000 and $4,171,000 respectively                                                -                    -
-----------------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                       $ 4,453,891          $ 4,197,677
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                                    $ 3,991,270          $ 3,074,653
   Deferred software subscription revenue                                                       150,933              111,670
   Convertible debentures, net of unamortized discount of $555,551                                    -               94,449
   Loans payable - stockholders                                                                 135,000              179,000
-----------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                            4,277,203            3,459,772



Stockholders' Equity:
  Convertible  preferred stock - $.001 par value;  authorized  5,000,000 shares, issued and outstanding 520 shares
   aggregate liquidation preference of $2,600,000                                                     1                    1
  Common stock - $.001 par value; authorized 50,000,000 shares, issued
   and outstanding 13,130,707 shares and 11,711,877 shares respectively                          13,131               11,712
  Additional paid-in capital                                                                 17,287,800           16,051,679
  Accumulated deficit                                                                       (17,124,244)         (15,325,487)
-----------------------------------------------------------------------------------------------------------------------------
         Stockholders' equity                                                                   176,688              737,905
-----------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                                         $ 4,453,891          $ 4,197,677
=============================================================================================================================

See Notes to Consolidated Financial Statements



                                                                                               EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                               CONSOLIDATED STATEMENT OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                               Three-month           Three-month
                                                                                               Period ended          Period ended
                                                                                             October 31, 2001      October 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               (unaudited)            (unaudited)
Revenue:
  Collision repairs management                                                               $  6,624,155             $  1,311,896
  Glass repairs                                                                                   426,049                  543,682
  Fleet repairs management                                                                        321,474                  234,924
  Fees and other revenue                                                                          319,243                  128,765
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                                   7,690,921                2,219,267
-----------------------------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                                                                     6,493,842                1,769,742
  Selling, general and administrative                                                           1,868,491                1,348,496
  Depreciation and amortization                                                                   111,365                   91,082
  Amortization of beneficial conversion feature on convertible debentures and fair                555,551
  value of warrants issued in connection with debentures
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                                  9,029,249                3,209,320
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                       (1,338,328)                (990,053)
Less:  Preferred stock dividends                                                                  (52,429)                 (16,153)
       Deduction relating to Series A Convertible Preferred Stock                                (408,000)              (1,916,382)

-----------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                                          $ (1,798,757)            $ (2,922,588)
===================================================================================================================================
Loss per common share - basic and diluted                                                    $      (0.15)            $      (0.26)
===================================================================================================================================

Weighted-average number of common shares outstanding - basic and diluted                       12,257,787               11,133,179
===================================================================================================================================

See Notes to Consolidated Financial Statements



                                                                                               EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
     Three month period ended October 31, 2001
                                                                                           Additional
                                              Preferred Stock          Common Stock        Paid-in      Accumulated  Stockholders'
                                            Shares      Amount       Shares     Amount     Capital        Deficit       Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 2001                      520        $ 1       11,711,877  $11,712   $16,051,679   $(15,325,487) $  737,905


     Issuance of common stock
      in conjunction with lease                                        97,927       98        92,933                     93,031

     Issuance of common stock
      for services                                                     94,381       94        40,495                     40,589

     Issuance of common stock
      upon exercise of options                                        192,000      192         1,728                      1,920

     Issuance of common stock
      for amounts due to shareholders                                  91,667       92        43,908                     44,000

     Accrued dividend on
      preferred stock                                                                                       (52,429)    (52,429)

     Issuance of common stock
      upon conversion of debentures                                   942,855      943       649,057                    650,000

     Recognition of beneficial conversion
      feature of convertible preferred stock                                                 408,000       (408,000)        -

     Net loss                                                                                            (1,338,328) (1,338,328)

------------------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 2001                   520        $ 1       13,130,707  $13,131   $17,287,800   $(17,124,244) $  176,688
====================================================================================================================================


See Notes to Consolidated Financial Statements


                                                                                    EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                    CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------

                                                                                    Three-month           Three-month
                                                                                    Period ended          Period ended
                                                                                  October 31, 2001      October 31, 2000
------------------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)          (unaudited)


Cash flows from operating activities:
  Net loss                                                                          $ (1,338,328)            $ (990,053)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                        111,365                 91,082
    Amortization of discount on debentures                                               555,551
    Common stock issued for services                                                      40,589                 98,420
    Common stock issued for rent and option to purchase facility                          43,659
    Common stock to be issued for services                                                                       28,240
    Increase in allowance for doubtful accounts                                                                  30,000
    Changes in operating assets and liabilities net of acquisition:
      Increase in accounts receivable                                                   (232,349)              (242,318)
      (Increase) decrease in due from related parties                                     (8,001)                51,066
      (Increase) decrease  in prepaid expenses and other current assets                   34,151                (33,130)
      Increase in other assets                                                           (49,313)                (2,179)
      Increase in accounts payable and accrued expenses                                  864,188                447,598
      Increase in deferred software subscription revenue                                  39,263
------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities                            60,775               (521,274)
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activity:
  Purchases of property and equipment                                                    (48,843)              (107,777)
------------------------------------------------------------------------------------------------------------------------
           Cash used in investing activity                                               (48,843)              (107,777)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock                                                                 659,944
  Proceeds from exercise of stock options                                                  1,920                      -
  Issuance of compensatory stock options                                                                            280
  Principal payments on stockholder loans                                                                       (27,200)
------------------------------------------------------------------------------------------------------------------------
           Cash provided by financing activities                                           1,920                633,024
------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                      13,852                  3,973

Cash at beginning of period                                                              485,092                239,979
------------------------------------------------------------------------------------------------------------------------

Cash  at end of period                                                              $    498,944             $  243,952
========================================================================================================================


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                          $     19,664             $    2,394
========================================================================================================================


Supplemental disclosure of noncash investing and financing activities:

  Conversion of debentures to common stock                                          $    650,000
========================================================================================================================
  Issuance of common stock for amounts due to shareholders                          $     44,000
========================================================================================================================
  Issuance of stock for payment of rent                                             $     49,372
========================================================================================================================

See Notes to Consolidated Financial Statements

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Basis of presentation
------------------------------

The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims.com, Inc. and it's wholly owned subsidiary as of October 31, 2001 and its results of operations and its cash flows for the three-month period ended October 31, 2001 and the three-month period ended October 31, 2000. Results of operations for the three-month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002.

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

Note 3 - Equity Transactions
----------------------------

On July 31, 2001, 100 shares of preferred stock were redeemable at the Company's option at 120% of face value, plus accrued dividends by August 15, 2001. Since the Company did not redeem the preferred stock, its terms became identical to the Company's other preferred stock. An increase to accumulated deficit and the net loss available to common shareholders of $100,000 was recorded during the year ended July 31, 2001 and $408,000 has been recorded during the three-month period ended October 31, 2001 representing the beneficial conversion feature.

On September 20, 2001, two shareholders and officers of the Company converted $44,000 of debt owed to them by the Company into 91,667 shares of common stock.

During the three-month period ended October 31, 2001 $650,000 of debentures which were issued in June and July of 2001 were converted into 942,855 shares of common stock in accordance with the debenture agreements. During the three-month period ended October 31, 2001 the Company charged operations $389,400, representing the amortization of the beneficial conversion feature attributable to the debentures and $166,151 representing the amortization of the fair value of the warrants attached to the debentures.

During the three-month period ended October 31, 2001, the Company entered into an agreement for the lease of a new office facility that called for the issuance of 97,927 shares of common stock for the first three months rent and a five year purchase option of the property at a pre-established price. During the three-month period ended October 31, 2001, $43,659 was charged to operations for the stock issued relating to the purchase option. The $49,372 associated with the rent was recorded as prepaid rent and will be charged to operations as the rent expense is incurred.

During the three-month period ended October 31, 2001, the Company issued 83,741 shares of common stock in exchange for $35,589 of legal services.

During the three-month period ended October 31, 2001, the Company issued additional options to employees and members of the Company's Board of Directors

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


to purchase 506,000 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant. Additionally, during the three month period ended October 31, 2001 options to purchase 44,400 shares of common stock issued to former employees were canceled.

During the three-month period ended October 31, 2001, the Company issued 10,640 shares of common stock to four directors in exchange for their services. The Company charged operations $5,000, which was equal to the fair market value of the shares when earned.

On October 1, 2001 the Company entered into a contract with a public relations consultant for services. This agreement calls for the Company to issue options to purchase 21,429 shares of stock on November 1, 2001.

Note 4 - Additional information
-------------------------------

The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 13,130,707 indicated by the Company's records. The Company believes that its records are correct and is in the process of resolving this difference. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.

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

eAutoclaims controls the vehicle repair process from the reporting of the accident through the satisfactory repair of damage. We bring together and coordinate the activities of the insurance company, its insured, and the various parties involved in evaluating a claim, negotiating the cost of the repair, and performing necessary repair services. We have contracted with over 3,100 body shops throughout the United States to repair vehicles. These shops, referred to as our "provider network," provide us 10% to 15% discount on the vehicle repair because of the volume of repairs we provide to them. Because we audit every line of every repair estimate and because we share a portion of the volume discount with our customer, we are able to lower the average cost being paid by our customer.

We have just announced the release of our new product line - eJusterSuiteTM. eJusterSuite expands our potential customer base as well as provides significant new features to our current customer base. The Bricks-to-Clicks product is an outsourcing solution that requires eAuto personnel to audit and coordinate the vehicle repair. The new eJusterSuite allows the outsourcing solution as well as provides for a true application service provider (ASP) solution whereby the insurance company can use our technology independent of our personnel. The ASP solution allows us to market our product to the largest insurance companies that already have the staff to process and control the claims process, while paying us a fee for every transaction that is run through our system. The ASP model will provide margin without the associated personnel and operating costs.

eJusterSuite also provides significant new features to our current customers because it builds in service partners that can provide the needed services such as car rental, tow trucks and accident reporting by only clicking an Icon that is added to the screen of the customer's desk top in the current system. The system automatically provides the service partner the information already in our system via the Internet. The service partner will systematically provided the requested services and pay us a fee for each assignment they receive through our system. This process significantly reduces the customers' time and cost to process claims as well as reduces the number of mistakes that occur in a manual process. In most cases it also reduces the cost of the service partner to obtain and process the transaction, even after paying our transaction fee. This added revenue would provide additional margin without the additional personnel and operating costs. Since this product was not released until after October 31, 2001 there are no related revenues in the attached quarter financial statements.

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounts for 96% of the revenue for the three-months ended October 31, 2001. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For the three-month period ended October 31, 2001, 4% of the revenue has been received from claims processing fees and other income.


RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED OCTOBER 31, 2000.

REVENUE

Total revenue for the three-month period ended October 31, 2001 was $7,690,921, which consists of $6,624,155 in collision repairs management for insurance companies, $426,049 in glass repairs, $321,474 in fleet repairs management, and $319,243 in other revenue and fees. Revenues increased $5,471,654 or 247% compared to three-month period ended October 31, 2000 with total revenues of $2,219,267. This increase is primarily the result of growth in revenues attributed to our core collision repairs management business. Collision repairs management revenues increased 405% from $1,311,896 in the three months ended October 31, 2000 to $6,624,155 for the three months ended October 31, 2001. During the three-month period ended October 31, 2001, we derived 26% of our revenues from one customer. We have terminated the agreement with this customer for breach of contract. The loss of this customer has been mitigated with the addition of a larger customer. We have entered into a five-year Claims Management Service and License Agreement with Royal Indemnity Company (Royal & SunAlliance), which is ranked in the top 25 automobile property and casualty insurance companies in revenue in the United States. In the three-months ended October 31, 2001 this new customer accounted for 51% of our revenue.

EXPENSES

Claims processing charges for the three-month period ended October 31, 2001 were $6,493,842, or 85% of revenues which increased 5% from 80% of revenues in the three-month period ended October 31, 2000. This increase is caused by volume discounts extended to our largest customers that caused claims processing charges as a percentage of collision repairs management revenues to increase in the period ended October 31, 2001. Claims processing charges include the costs of collision repairs paid by eAutoclaims to its collision repair shop network. We expect margins on claims repairs to remain low in the near future as we use favorable pricing as a means to obtain increased market share. However, we expect our margins as a whole to increase by supplementing our collision repairs management revenues with new complimentary higher margin product lines such as eJusterSuite and click fees associated with uploading information from our network.Claims processing charges increased $4,724,100, or 267%, from $1,769,742 in the period ended October 31, 2000.

We are dependent upon our third party collision repair shops for insurance claims repairs. eAutoclaims currently includes over 3,100 repair vendors' facilities in its network for insurance claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the quality of service provided by a collision repair shop falls below a satisfactory standard leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and providing staff inspections of our network shops and, if required, establish similar relationships with other collision repair shops.

Selling, general and administrative expenses for the three-month period ended October 31, 2001 were $1,868,491 or 24% of revenue compared to $1,348,496 or 61% of revenue for the same period of 2000. Selling, general and administrative expenses have decreased significantly as a percentage of revenues when compared to the three-month period ended October 31, 2000 which is attributed to our substantial revenue growth and the economies of scale realized from our established infrastructure. Selling, general and administrative expenses consisted of salaries and other personnel related expenses, facilities related expenses, legal and other professional fees, advertising costs, and travel expenses. Selling, general and administrative expenses included non-cash charges of $84,248 for the three-month period ended October 31, 2001. Non-cash charges include $43,659 of stock issued to purchase an option to buy an office facility and $40,589 of stock to pay board of director and professional fees. Other non-cash charges include $555,551 amortization of debenture discount that was converted into common stock. During the three-month period ended October 31, 2001 we incurred payroll related expenses of $1,272,669 compared to $637,006 for the three-months ended October 31, 2000, or a 100% increase.

Depreciation and amortization was $111,365 for the three-month period ended October 31, 2001. The Depreciation of fixed assets represented $56,673. Amortization expense of $54,692 reflects the amortization of goodwill associated with our Premier Express Acquisition.

In addition to the non-cash debenture items described above, interest expense of $15,757 and interest income of $8,729 is included in selling, general and administrative expenses for the three-month period ended October 31, 2001. Interest expense related primarily to interest on shareholder loans and capital leases and interest income resulted primarily form interest earned on our cash reserves.

NET LOSS

We recorded a net loss of $1,338,328 for the three-month period ended October 31, 2001. Our net loss increased by $348,275 or 35% from the three-month period ended October 31, 2000. Included in the Company's October 31, 2001 loss were non-cash charges of $639,799 which includes $555,551 of debenture discount amortization. Non-cash charges also include $43,659 of stock issued to purchase an option to buy an office facility and $40,589 of stock to pay board of director and professional fees. This loss represents a $198,768 decrease from the $1,537,096 loss for the three-months ended July 31, 2001. It is expected that we will break-even between the second and third quarter of this fiscal year, however there are no assurances that we will be able to meet this objective or obtain future profitability.


LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2001, we had cash of $498,944, a $13,852 increase over July 31, 2001, and a working capital deficiency of $2,032,733. The primary source of our working capital during the three-month period ended October 31, 2001, was from cash flow generated by operations. However, there is no assurance that we will be able to continue to provide cash through operations.

Convertible debentures, totaling $650,000 were converted into equity as of September 30, 2001. We are also working on additional equity funding of approximately $2,000,000. If we are unable to obtain this funding, we will not be able to add the sales personnel to increase our growth as rapidly as we have planned. In such event, we believe that our current cash resources, along with working capital from operations will be sufficient to fund our business at least through the year ended July 31, 2002. There is no assurance that we will be able to obtain this funding.

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

We are currently restricted from raising other additional debt or equity without the consent of the holders of our Series A Preferred Stock. Thomson Kernaghan has exclusive rights to provide any future equity line financing for two years.

eAutoclaims' operations provided cash of $60,775 for the three-month period ended October 31, 2001, and management expects a significant source of cash during the upcoming fiscal quarter as it funds its operating businesses. There is no assurance we will continue to sustain our growth. Our business has grown significantly since our inception. We believe that our current cash resources, access to capital and cash flow from operations will be sufficient to sustain our operations through at least July 31, 2002. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. In order to sustain our growth, we will require substantial additional capital. If we raise additional funds through the issuance of our securities, these securities may have rights, preferences or privileges senior to those of our Common Stock, and our stockholders may experience additional dilution to their equity ownership.

We will need capital to implement our business objectives. We cannot provide any assurance that we will be successful in raising such capital, and such undertakings are difficult to complete. Although management is optimistic that we will be successful in obtaining future financing, there is no assurance that such financing will be available.

Our principle commitments at October 31, 2001 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

INFLATION

We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

SEASONALITY

eAutoclaims does not deem its revenues to be seasonal.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to a lawsuits and claims arising out of the conduct of its business. Management believes that the probable resolution of such matters will not materially affect the financial position, results of operations or cash flows of the Company.

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


ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

On September 20, 2001, two shareholders and officers of the Company converted $44,000 of debt owed to them by eAutoclaims to 91,667 shares of stock.

During the three-month period ended October 31, 2001, $650,000 of debentures were issued in June and July of 2001 were converted to 942,855 shares of common stock in accordance with the debenture agreements.

During the three-month period ended October 31, 2001, the Company entered into an agreement for the lease of a new office facility that called for the issuance of 97,927 shares of stock for the first three months rent and a five year purchase option of the property at a pre-established price. During the three-month period ended October 31, 2001, $43,659 was charged to operations for the stock issued relating to the purchase option. At October 31, 2001, the remaining shares have not been earned.

During the three-month period ended October 31, 2001, the Company issued 83,741 shares of common stock in exchange for $35,589 of legal services.

During the three-month period ended October 31, 2001, the Company issued additional options to employees and members of the Company's Board of Directors to purchase 506,000 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant. Additionally, options to purchase 44,400 shares of common stock were canceled.

During the three-month period ended October 31, 2001, the Company issued 10,640 shares of common stock to four directors in exchange for their services. The Company charged operations $5,000, which was equal to the fair market value of the shares when earned.

On October 1, the Company entered into a contract with a public relations consultant for services. This agreement calls for the Company to issue options to purchase 21,429 shares of stock on November 1, 2001.

ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   December 12, 2001           By:      /s/ Eric Seidel
                                    --------------------------------------
                                    Eric Seidel, Chief Executive Officer


                                    By:      /s/ Scott Moore
                                    --------------------------------------
                                    Scott Moore, Chief Financial Officer