Form 10QSB
period 2002-01-31
EAUTOCLAIMS COM INC
filed 2002-03-13
CIK 1034694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended January 31, 2002

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

     [ X ] Yes  [   ] No

     The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of January 31, 2002 was 13,867,606.

     Transitional Small Business Disclosure Format:

     [   ] Yes  [ X ] No

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY


                                                            INDEX TO FORM 10-QSB
--------------------------------------------------------------------------------









                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                  2

   Balance Sheets                                                           3
   Statements of Operations                                                 4
   Statement of Stockholders Equity (Deficiency)                            5
   Statements of Cash Flows                                                 6
   Notes to Consolidated Financial Statements                               7

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                              9

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                  14

Item 2.  Changes in Securities                                              14

Item 5.  Other Information                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                   15

Signatures                                                                  15

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

                                                                                 EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                           CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------------------------------------------

                                                                               January 31, 2002         July 31, 2001
                                                                                  (unaudited)
---------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                                           $   506,482          $   485,092
  Accounts receivable, less allowance for doubtful accounts
    of $60,000                                                                       832,971            1,208,409
  Due from related parties                                                           176,654              154,853
  Prepaid expenses and other current assets                                          138,781              126,693
---------------------------------------------------------------------------------------------------------------------
         Total current assets                                                      1,654,888            1,975,047
Property and Equipment, net of accumulated depreciation
   of $351,814 and $231,920, respectively                                            774,978              545,015

Goodwill, net of accumulated amortization
    of $350,423 and $241,037, respectively                                         1,203,229            1,312,615

Other Assets                                                                         402,025              365,000

Deferred Income Tax Asset, net of valuation
   allowance of $4,709,000 and $4,171,000 respectively                                     -                    -
---------------------------------------------------------------------------------------------------------------------
         Total Assets                                                            $ 4,035,120          $ 4,197,677
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
   Accounts payable and accrued expenses                                           4,062,922          $ 3,074,653
   Deferred software subscription revenue                                            158,609              111,670
   Convertible debentures, net of unamortized discount of $555,551
      as of July 31, 2001                                                                                  94,449
   Loans payable - stockholders                                                      135,000              179,000
---------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                 4,356,531            3,459,772



Stockholders' Equity (Deficiency):
  Convertible  preferred stock - $.001 par value;  authorized  5,000,000 shares,
   520 shares issued and 478 shares and 520 shares outstanding, respectively
   aggregate liquidation preference of $2,390,000 and $2,600,000, respectively             1                    1
  Common stock - $.001 par value; authorized 50,000,000 shares, issued
   and outstanding 13,867,606 shares and 11,711,877 shares respectively               13,868               11,712
  Additional paid-in capital                                                      17,343,294           16,051,679
  Accumulated deficit                                                            (17,678,574)         (15,325,487)
---------------------------------------------------------------------------------------------------------------------
         Stockholders' equity (deficiency)                                          (321,411)             737,905
---------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity (Deficiency)                 $ 4,035,120          $ 4,197,677
=====================================================================================================================

See Notes to Consolidated Financial Statements


                                                                                    EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                    CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------
                                                  Three-month       Three-month          Six-month          Six-month
                                                 Period Ended      Period Ended        Period Ended       Period Ended
                                              January 31, 2002   January 31, 2001    January 31, 2002   January 31, 2001
------------------------------------------------------------------------------------------------------------------------
                                                  (unaudited)       (unaudited)         (unaudited)        (unaudited)
Revenue:
  Collision repairs management                   $ 7,487,381        $ 4,071,128         $14,111,536       $ 5,383,024
  Glass repairs                                      174,057            426,106             600,106           969,788
  Fleet repairs management                           407,176            293,741             728,650           528,665
  Fees and other revenue                             412,480            143,881             731,723           272,646
------------------------------------------------------------------------------------------------------------------------
Total revenue                                      8,481,094          4,934,856          16,172,015         7,154,123
------------------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                        7,198,805          4,087,769          13,692,647         5,857,511
  Selling, general and administrative              1,672,842          1,387,204           3,541,333         2,735,700
  Depreciation and amortization                      117,915             96,222             229,280           187,304
  Amortization of beneficial conversion
  feature on convertible debentures and fair
  value of warrants issued in
  connection with debentures                               -                  -             555,551                 -
------------------------------------------------------------------------------------------------------------------------
Total expenses                                     8,989,562          5,571,195          18,018,811         8,780,515
------------------------------------------------------------------------------------------------------------------------
Net loss                                          $ (508,468)       $  (636,339)        $(1,846,796)     $ (1,626,392)
========================================================================================================================

Adjustments to net loss to
compute loss per common share:
          Preferred stock dividends                  (45,862)           (30,685)            (98,291)          (46,838)
          Deduction relating to Series A
          Convertible Preferred Stock                      -         (1,713,908)           (408,000)       (3,490,234)

------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock              $  (554,330)       $(2,380,932)        $(2,353,087)     $ (5,163,464)
========================================================================================================================
Loss per common share - basic and diluted        $     (0.04)       $     (0.21)        $     (0.18)     $      (0.46)
========================================================================================================================

Weighted-average number of common shares
 outstanding - basic and di1uted                  13,280,782         11,193,181          12,769,285        11,163,128
========================================================================================================================

See Notes to Consolidated Financial Statements


                                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
------------------------------------------------------------------------------------------------------------------------------------
Six month period ended January 31, 2002
---------------------------------------
                                                                                       Additional                    Stockholders'
                                              Preferred Stock        Common Stock       Paid-in       Accumulated       Equity
                                            Shares      Amount    Shares      Amount    Capital         Deficit      (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 2001                        520      $ 1   11,711,877    $ 11,712  $ 16,051,679  $ (15,325,487)     $ 737,905

Issuance of common stock
upon exercise of options                                          323,000         323         2,907                         3,230

Issuance of common stock
for amounts due to shareholders                                    91,667          92        43,908                        44,000

Issuance of common stock
for services                                                      137,523         138        65,102                        65,240

Issuance of common stock
upon conversion of debentures                                     942,855         943       649,057                       650,000

Issuance of common stock
in conjunction with lease                                          97,927          98        92,933                        93,031

Issuance of common stock
for interest on debentures                                         11,128          11         4,440                         4,451

Issuance of common stock
upon conversion of preferred stock              (42)              491,229         491          (491)                            -

Issuance of common stock
for dividends payable                                              60,400          60        25,759                        25,819

Recognition of beneficial
conversion feature on preferred stock                                                       408,000       (408,000)             -

Accrued dividends on preferred stock                                                                       (98,291)       (98,291)

Net loss                                                                                                (1,846,796)    (1,846,796)

------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2002                    478       $ 1   13,867,606    $ 13,868  $ 17,343,294  $ (17,678,574)    $ (321,411)
====================================================================================================================================


See Notes to Consolidated Financial Statements


                                                                              EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                              CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
                                                                                     Six-month         Six-month
                                                                                   Period Ended      Period Ended
                                                                                 January 31, 2002  January 31, 2001
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                      $ (1,846,796)         $ (1,626,392)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                    229,280               187,304
    Amortization of discount on debentures                                           555,551
    Common stock issued for services                                                  65,240               212,293
    Common stock issued for interest                                                   4,451
    Common stock issued for rent and option to purchase facility                      43,659
    Increase in allowance for doubtful accounts                                                             30,000
    Changes in operating assets and liabilities net of acquisition:
      Increase  (decrease) in accounts receivable                                    375,438              (631,495)
      (Increase) decrease in due from related parties                                (21,801)               43,817
      Decrease in prepaid expenses and other current assets                           37,284                48,183
      Increase in other assets                                                       (37,025)              (12,741)
      Increase in accounts payable and accrued expenses                              915,797             1,570,270
      Increase in deferred software subscription revenue                              46,939
-------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities                       368,017              (178,761)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activity:
  Purchases of property and equipment                                               (349,857)             (239,400)
-------------------------------------------------------------------------------------------------------------------
           Cash used in investing activity                                          (349,857)             (239,400)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock                                                          1,099,944
  Proceeds from stock options                                                          3,230                   740
  Principal payments on stockholder loans                                                                 (107,200)
-------------------------------------------------------------------------------------------------------------------
           Cash provided by financing activities                                       3,230               993,484
-------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                  21,390               575,323

Cash at beginning of period                                                          485,092               239,979
-------------------------------------------------------------------------------------------------------------------

Cash  at end of period                                                          $    506,482          $    815,302
===================================================================================================================


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                      $     13,701          $      9,236
===================================================================================================================


Supplemental disclosure of noncash investing and financing activities:
===================================================================================================================
  Receivable in connection with preferred stock                                                       $    250,000
===================================================================================================================
  Conversion of debentures to common stock                                      $    650,000
===================================================================================================================
  Issuance of common stock for amount due to shareholders                       $     44,000
===================================================================================================================
  Issuance of common stock for payment of rent and purchase option              $     49,373
===================================================================================================================
  Issuance of common stock for preferred stock dividends                        $     25,819
===================================================================================================================

See Notes to Consolidated Financial Statements

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Basis of presentation
------------------------------

The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims.com, Inc. and it's wholly owned subsidiary as of January 31, 2002 and its results of operations and its cash flows for the six-month periods ended January 31, 2002 and 2001 and the results of operations for the three-month periods ended January 31, 2002 and 2001. Results of operations for the six and three-month periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002.

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

Note 3 - Equity Transactions
----------------------------

On July 31, 2001, 100 shares of preferred stock were redeemable at the Company's option at 120% of face value, plus accrued dividends by August 15, 2001. Since the Company did not redeem the preferred stock, its terms became identical to the Company's other preferred stock. An increase to accumulated deficit and the net loss available to common shareholders of $100,000 was recorded during the year ended July 31, 2001 and $408,000 has been recorded during the six-month period ended January 31, 2002 representing the beneficial conversion feature.

On September 20, 2001, two shareholders and officers of the Company converted $44,000 of debt owed to them by the Company into 91,667 shares of common stock.

During the six-month period ended January 31, 2002 $650,000 of debentures which were issued in June and July of 2001 were converted into 942,855 shares of common stock in accordance with the debenture agreements. In addition, accrued interest of approximately $4,000 on those debentures was converted to 11,128 shares of common stock. During the six-month period ended January 31, 2002 the Company charged operations $389,400, representing the amortization of the beneficial conversion feature attributable to the debentures and $166,151 representing the amortization of the fair value of the warrants attached to the debentures.

During the six-month period ended January 31, 2002, the Company entered into an agreement for the lease of a new office facility that called for the issuance of 97,927 shares of common stock for the first three months rent and a five year purchase option of the property at a pre-established price. During the six-month period ended January 31, 2002, $43,659 was charged to operations for the stock issued relating to the purchase option. The $49,372 associated with the rent was recorded as prepaid rent and will be charged to operations as the rent expense is incurred.

During the six-month period ended January 31, 2002, the Company issued 120,035 shares of common stock in exchange for $55,240 of legal services.

During the six-month period ended January 31, 2002, the Company issued additional options to employees and members of the Company's Board of Directors to purchase 506,000 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant. Additionally, during the six-month period ended January 31, 2002 options to purchase 157,950 shares of common stock issued to former employees were canceled. During the six-month period ended January 31, 2002 options to purchase 323,000 shares of common stock were exercised.

During the six-month period ended January 31, 2002, the Company issued 17,488 shares of common stock to four directors in exchange for their services. The Company charged operations $10,000, which was equal to the fair market value of the shares when earned.

On October 1, 2001 the Company entered into a contract with a public relations consultant for services. This agreement calls for the Company to issue options to purchase 21,429 shares of common stock, which were issued on November 1, 2001.

On January 31, 2002, 42 shares of preferred stock with a face value of $210,000, plus dividends of approximately $26,000 were converted into 551,629 shares of common stock.


Note 4 - Additional information
-------------------------------

The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 13,867,606 indicated by the Company's records. The Company believes that its records are correct and is in the process of resolving this difference. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.

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

eAutoclaims controls the vehicle repair process from the reporting of the accident through the satisfactory repair of damage. We bring together and coordinate the activities of the insurance company, its insured, and the various parties involved in evaluating a claim, negotiating the cost of the repair, and performing necessary repair services. We have contracted with over 3,200 body shops throughout the United States to repair vehicles. These shops, referred to as our "provider network," provide us 10% to 15% discount on the vehicle repair because of the volume of repairs we provide to them. Because we audit every line of every repair estimate and because we share a portion of the volume discount with our customer, we are able to lower the average cost being paid by our customer.

We are in the process of rolling out our latest product, eJusterSuite. This new product expands our potential customer base as well as provides significant new features to our current customer base. Our long-standing Bricks-to-Clicks product is solely an outsourcing solution that requires eAuto personnel to audit and coordinate the vehicle repair. The new eJusterSuite product allows both the outsourcing solution and a true application service provider (ASP) solution whereby the insurance company can use our technology independent of our personnel. The ASP solution allows us to market our product to the largest insurance companies that already have the staff to process and control the claims process, while paying us a fee for every transaction that is run through our system. The ASP model will provide margin without the associated personnel and operating costs.

eJusterSuite also provides significant new features to our current customers because it builds in service partners that can provide the needed services such as Independent adjustors, car rentals, tow trucks and accident reporting by only clicking an Icon that is added to the screen of the customer's desk top in the current system. The system automatically provides the service partner the information already in our system via the Internet. The service partner will systematically provided the requested services and pay us a fee for each assignment they receive through our system. This process significantly reduces the customers' time and cost to process claims as well as reduces the number of mistakes that occur in a manual process. In most cases it also reduces the cost of the service partner to obtain and process the transaction, even after paying our transaction fee. This added revenue will provide additional margin without the additional personnel and operating costs. As of January 31, 2002 only one type of service partner, independent adjustors, was fully integrated into our system. The associated click fees for independent adjustors generated $73,665 of revenue for the quarter ended January 31, 2002, which is included in fees and other revenue on the consolidated statements of operation.

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounts for 95% and 96% of the revenue for the three-months and six-months ended January 31, 2002, respectively. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For the three-month and six month periods ended January 31, 2002, 5% and 4%, respectively, of the revenue has been received from claims processing fees and other income.


RESULTS OF OPERATIONS

FOR THE SIX AND THREE-MONTHS ENDED JANUARY 31, 2002 COMPARED TO THE SIX AND THREE-MONTHS ENDED JANUARY 31, 2001.

REVENUE

Total revenue for the six-months ended January 31, 2002 was $16.2 million, which is a 126% increase in excess of the $7.2 million of revenue for the six-months ended January 31, 2001. Total revenue for the three-months ended January 31, 2002 was $8.5 million. This represents a 72% increase over the $4.9 million of revenue for three-months ended January 31, 2001, and a 10% increase in over the $7.7 million of revenue for the three-months ended October 31, 2001. This increase in revenues from both the six and three-month increases are primarily the result of growth in revenues attributed to our core collision repairs management business and the associated fees. Collision repair management revenue increased 162% and 84% for the six and three-months ended January 31, 2002 compared to the six and three-months ended January 31, 2001, respectively. Fees and other revenue increased 168% and 187% for the six and three-months ended January 31, 2002 compared to the six and three-months ended January 31, 2001, respectively. Glass repairs revenue decreased 38% and 59% for the six and three-months ended January 31, 2002 compared to the six and three-months ended January 31, 2001, respectively. This decrease is a result of the maturing and increased competition for the glass repair business. We have recently negotiated lower pricing from one of our larger glass vendors, which will help our competitiveness in this market. The glass repair business complements our core business and allows our customers to use a single source for all their repair needs.

During the six and three-months ended January 31, 2002, we derived 54% and 63% of our revenues from one customer, respectively. This one customer, with which we have a five-year contract, is ranked in the top 25 automobile property and casualty insurance companies in revenue in the United States. We also have one customer that accounted for 13% and 16% of total revenue for the six and three-months ended January 31, 2002, respectively.

CLAIMS PROCESSING CHARGES

Claims processing charges include the costs of collision and glass repairs paid to repair shops within our repair shop network. Claims processing charges for the six and three-months ended January 31, 2002 was $13.7 million and $7.2 million, respectively. Both of these totals were 85% of total revenue, compared to 82% and 83% of revenue for the six and three-months ended January 31, 2001. This increase in the percentage of the claims processing charges over the same periods last year was mostly caused by volume discounts extended to our largest customer. We expect this percentage of claims process charges to revenues to decrease as the click fee revenue increases as a result of the eJusterSuite product implementation.

We are dependent upon our third party collision repair shops for insurance claims repairs. eAutoclaims currently includes over 3,200 repair vendors' facilities in its network for insurance claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the quality of service provided by a collision repair shop falls below a satisfactory standard leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and providing staff inspections of our network shops and, if required, establish similar relationships with other collision repair shops.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone charges, legal and other professional fees, advertising costs, and travel expenses. SGA expenses for the six-months ended January 31, 2002 totaled $3.5 million compared to $2.7 million for the six-months ended January 31, 2001. The SG&A expenses for this period were 22% of total revenue in the current year, which is a reduction from the 38% of total revenue in the previous year. For the three-months ended January 31, 2002, the SG&A expenses totaled $1.7 million compared to $1.4 million for the three-months ended January 31, 2001. This represents a decrease in these expenses compared to total revenue from 2001 to 2002 of 28% to 20%. The decreases in SG&A expenses for both the six and three-month periods are attributed to our substantial revenue growth and the economies of scale realized from our established infrastructure. We expect the percentage of SG&A expenses to total revenue to continue to decrease as revenues continue to increase.

During the six and three-month periods ended January 31, 2002, payroll and benefits related expenses totaled $2.4 million and $1.2 million, respectively. These expenses for the six and three-month periods ended January 31, 2001 totaled $1.6 million and $0.9 million, respectively.

SG&A expenses also include non-cash charges of approximately $118,000 and $34,000 for the six and three-month period ended January 31, 2002, respectively. These non-cash charges include approximately $44,000 of stock issued to purchase an option to buy an office facility and approximately $65,000 of common stock issued to pay professional fees and board of director fees. Total non-cash charges for the six and three-months ended January 31, 2001 that were included SG&A expense included approximately $212,000 and $114,000, respectively, in charges incurred pertaining to consulting agreements for investor relations services, legal, and professional consultants.

Also included in the SG&A is interest expense related to loans from two officers/shareholders and two capital leases. This interest expense totals approximately $23,000 and $7,000 for the six and three-months ended January 31, 2002, respectively, compared to approximately $9,000 and $7,000 for the six and three-months ended January 31, 2001, respectively. Interest income from cash reserves totaled approximately $17,000 and $8,000 for the six and three-months ended January 31, 2002, respectively, compared to approximately $4,000 and $3,000 for the six and three-months ended January 31, 2001, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment of approximately $120,000 and $63,000 was recognized in the six and three-month periods ended January 31, 2002, respectively. This is compared to approximately $68,000 and $36,000 for the six and three-months ended January 31, 2001.

Amortization of the goodwill associated with the acquisitions of Premier Express Claims, Inc. totaled approximately $109,000 and $55,000 for the six and three-months ended January 31, 2002, respectively.

NET LOSS

Net loss for the six-months ended January 31, 2002 totaled $1.8 million compared to $1.6 million for the six-months ended January 31, 2001, a 14% increase. Non-cash expenses created approximately $903,000 and $430,000 of those losses, respectively. The largest non-cash expense of approximately $556,000 resulted from the amortization of the debenture discount in the six months ended January 31, 2002 as described above. The net loss before non-cash expenses decreased by approximately $253,000, or 21%.

Net loss for the three-months ended January 31, 2002 totaled approximately $508,000 compared to $636,000 for the three-months ended January 31, 2001, a 20% decrease. Non-cash expenses created approximately $152,000 and $210,000 of those losses, respectively. The net loss before non-cash expenses decreased by approximately $70,000, or 16%. The decreases in both the six and three-month losses are a result of the additional margin generated from the increased revenue.


Liquidity and Capital Resources

At January 31, 2002, we had cash of approximately $506,000, approximately a $21,000 increase over July 31, 2001, and a working capital deficiency of approximately $2.7 million. The primary source of our working capital during the six-month period ended January 31, 2002, was from cash flow generated by operations. We collect cash from our customers approximately 30 days before we pay the repairs shops. Consequently, increased revenue generates cash to support operations. However, there is no assurance that we will be able to continue to provide cash through operations.

Convertible  debentures,  totaling  $650,000  were  converted  into equity as of
September 30, 2001. In addition, 42 of the 520 preferred stock shares were converted into 551,629 shares of common stock on January 31, 2002, including accrued interest. We have also received a conversion notice to convert another 210 shares of preferred stock that will be converted into approximately 4.1 million common shares, including accrued interest.

We are working on additional equity funding of approximately $2,000,000 with multiple sources. If we are unable to obtain this funding, we will not be able to add the sales personnel to increase our growth as rapidly as we have planned. In such event, we believe that our current cash resources, along with working capital from operations will be sufficient to fund our business at least through the year ended July 31, 2002. There is no assurance that we will be able to obtain this funding.

We believe that, assuming that a funding closes, the net proceeds from this funding, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures and will allow us to continue the rapid expansion of our business. However, we may need to raise additional funds as we pursue other business or technology acquisitions or experience operating losses that exceed our current expectations. We cannot assure you that we will be able to raise such funds or such funds will be available to us on favorable terms. If we raise additional funds through the issuance of our equity for debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock and our stockholders may experience additional dilution.

We are currently restricted from raising other additional debt or equity without the consent of the holders of our Series A Preferred Stock. Thomson Kernaghan has exclusive rights to provide any future equity line financing for two years ending May 31, 2003.

eAutoclaims' operations provided cash of approximately $368,000 for the six-months ended January 31, 2002 compared to operations using approximately $179,000 in cash for the six-months ended January 31, 2001. Management expects a significant source of cash during the upcoming fiscal quarter as it funds its operating businesses. There is no assurance we will continue to sustain our growth. Our business has grown significantly since our inception. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. In order to sustain our growth, we will require substantial additional capital. If we raise additional funds through the issuance of our securities, these securities may have rights, preferences or privileges senior to those of our Common Stock, and our stockholders may experience additional dilution to their equity ownership.

Our principle commitments at January 31, 2002 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

Inflation

We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

Seasonality

eAutoclaims does not deem its revenues to be seasonal.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement no. 142, "Goodwill and Other Intangible Assets," which we must adopt as of August 1, 2002, that changes the accounting for goodwill from an amortization method to an impairment-only approach. As of August 1, 2002, eAutoclaims will cease the amortization of goodwill. This statement also requires companies with goodwill recorded on their financial statements to evaluate if the goodwill has been impaired and if a charge should be recorded to write-off any impairment. We do not expect this statement to have an impact on our financial statements except to cease recording amortization expense of the goodwill.

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

During the six-months ended January 31, 2001 $650,000 of debentures, that were issued in June and July of 2001, were converted to 942,855 shares of common stock in accordance with the debenture agreements. In addition, accrued interest of approximately $4,000 on those debentures was converted to 11,128 shares of common stock.

During the three-month period ended October 31, 2001, the Company entered into an agreement for the lease of a new office facility that called for the issuance of 97,927 shares of stock for the first three months rent and a five year purchase option of the property at a pre-established price. During the three-month period ended October 31, 2001, $43,659 was charged to operations for the stock issued relating to the purchase option. At January 31, 2002, the remaining shares have not been earned.

During the six-months ended January 31, 2002, the Company issued 120,035 shares of common stock in exchange for $55,240 of legal services.

During the six-months ended January 31, 2002, the Company issued additional options to employees and members of the Company's Board of Directors to purchase 506,000 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant. Additionally, options to purchase 157,950 shares of common stock were canceled.

In accordance with the Company's stock option plan, addition employee stock options to purchase approximately 950,000 shares of stock at $0.75 per share will be issued in March of 2002.

During the six-months ended January 31, 2002, employees exercised 323,000 options to purchase shares of eAutoclaims stock.

During the six-months ended January 31, 2002, the Company issued 17,488 shares of common stock to four directors in exchange for their services. The Company charged operations $10,000, which was equal to the fair market value of the shares when earned.

On October 1, 2001, the Company entered into a contract with a public relations consultant for services. This agreement calls for the Company to issue options to purchase 21,429 shares of stock, which were issued on November 1, 2001.

On January 31, 2002, 42 shares of preferred stock with a face value of $210,000, plus interest of approximately $26,000 were converted into 551,629 shares of common stock.


ITEM 5. OTHER INFORMATION

The Company entered into an agreement with 18 of its top management personnel to compensate them if there is a change in control of the Company and they loose their employment with the Company without cause. The compensation under this agreement ranges from 200% to 299% of their annual salary, depending on the level of management. The "Change in Control and Termination Agreement" has been attached to this filing.

The events of September 11, 2001 and the federal actions thereafter have affected the auto insurance industry and the equity financing industry. Although our Company continues to succeed, these events have had a significant and continuing impact on the progress of our company. The full extent of this effect may not completely be determined within the next few months or quarters.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Change in Control and Termination Agreement



SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   March 12, 2002                  By: /s/ Eric Seidel
                                            -----------------------------
                                            Eric Seidel, Chief Executive Officer


                                        By: /s/ Scott Moore
                                            -----------------------------
                                            Scott Moore, Chief Financial Officer