Form 10QSB
period 2002-04-30
EAUTOCLAIMS COM INC
filed 2002-06-14
CIK 1034694

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                       ----------------------

                            FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended April 30, 2002

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number 0-23903

                        EAUTOCLAIMS.COM, INC.
                        ---------------------
          (Exact name of registrant as specified in charter)


                  Nevada                            95-4583945
                  ------                            ----------
         (State or other jurisdiction             (IRS Employer
        of incorporation or organization)        Identification No.)


  110 East Douglas Road, Oldsmar, Florida              34677
  ---------------------------------------              -----
  (Address of principal executive offices)           (Zip Code)

        Registrant's telephone Number, including area code: (813) 749-1020

  Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [ X ] Yes  [   ] No

     The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of April 30, 2002 was 18,072,926.

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

                  EAUTOCLAIMS.COM, INC. AND SUBSIDIARY



                               PART I

                       FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

The consolidated financial statements of eAutoclaims.com, Inc. and Subsidiary (collectively the "Company") included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended July 31, 2001.

                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                          CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------------------------------------------

                                                                                     April 30, 2002    July 31, 2001
                                                                                        (unaudited)
--------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash                                                                                 $    136,549     $    485,092
  Accounts receivable, less allowance for doubtful accounts
    of $126,000 and $60,000, respectively                                                 1,736,392        1,208,409
  Due from related parties                                                                  190,081          154,853
  Prepaid expenses and other current assets                                                 177,456          126,693
--------------------------------------------------------------------------------------------------------------------
         Total current assets                                                             2,240,478        1,975,047
Property and Equipment, net of accumulated depreciation
   of $442,000 and $232,000, respectively                                                   968,436          545,015

Goodwill, net of accumulated amortization
    of $405,000 and $241,000, respectively                                                1,148,536        1,312,615

Other Assets                                                                                395,465          365,000

Deferred Income Tax Asset, net of valuation
   allowance of $5,054,000 and $4,171,000 respectively
--------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                  $  4,752,915     $  4,197,677
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                                  5,456,853     $  3,074,653
   Deferred software subscription revenue                                                   232,755          111,670
   Convertible debentures, net of unamortized discount of $555,551 at July 31, 2001                           94,449
   Loans payable - stockholders                                                             135,000          179,000
--------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                        5,824,608        3,459,772


Stockholders' Equity:
  Convertible preferred stock - $.001 par value; authorized 5,000,000 shares, 520 shares issued and 268 shares and 520 shares outstanding, respectively

   aggregate liquidation preference of $1,340,000 and $2,600,000, respectively                    1                1
  Common stock - $.001 par value; authorized 50,000,000 shares, issued
   and outstanding 18,072,926 shares and 11,711,877 shares respectively                      18,073           11,712
  Additional paid-in capital                                                             17,502,400       16,051,679
  Accumulated deficit                                                                   (18,592,167)     (15,325,487)
--------------------------------------------------------------------------------------------------------------------
         Stockholders' equity                                                            (1,071,693)         737,905
--------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                                    $  4,752,915     $  4,197,677
====================================================================================================================

See Notes to Consolidated Financial Statements

                                                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                          CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------------------------------------

                                              Three-month      Three-month      Nine-month        Nine-month
                                             Period Ended      Period Ended     Period Ended     Period Ended
                                             April 30, 2002   April 30, 2001   April 30, 2002   April 30, 2001
                                              (unaudited)      (unaudited)      (unaudited)       (unaudited)
--------------------------------------------------------------------------------------------------------------

Revenue:
  Collision repairs management               $  7,229,585     $  5,521,511     $ 21,341,121     $ 10,904,535
  Glass repairs                                   186,377          554,054          786,483        1,523,842
  Fleet repairs management                        202,565          398,917          931,215          927,582
  Fees and other revenue                          430,939          204,876        1,162,662          477,522
--------------------------------------------------------------------------------------------------------------
Total revenue                                   8,049,466        6,679,358       24,221,481       13,833,481
--------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                     6,814,781        5,624,181       20,507,428       11,481,692
  Selling, general and administrative           1,965,496        5,418,519        5,506,829        8,154,219
  Depreciation and amortization                   145,096          111,096          374,376          298,400
  Amortization of beneficial conversion
    feature on convertible debentures and
    fair value of warrants issued in
    connection with debentures                                                      555,551
--------------------------------------------------------------------------------------------------------------
Total expenses                                  8,925,373       11,153,796       26,944,184       19,934,311
--------------------------------------------------------------------------------------------------------------
Net loss                                     $   (875,907)    $ (4,474,438)    $ (2,722,703)    $ (6,100,830)
==============================================================================================================

Adjustments to net loss to compute loss per common share:

          Preferred stock dividends               (37,686)         (42,000)        (135,977)         (88,838)
          Deduction relating to Series A
           Convertible Preferred Stock                 --               --         (408,000)      (3,490,234)
--------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock          $   (913,593)    $ (4,516,438)    $ (3,266,680)    $ (9,679,902)
Loss per common share - basic and
  diluted                                    $      (0.06)    $      (0.40)    $      (0.24)    $      (0.87)
==============================================================================================================

Weighted-average number of common
  shares outstanding-basic and diluted         15,520,183       11,236,149       13,666,098       11,189,990
==============================================================================================================

See Notes to Consolidated Financial Statements

                                                                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
Nine-month period ended April 30, 2002

                                                                                    Additional
                                         Preferred Stock           Common Stock       Paid-in      Accumulated   Stockholders'
                                        Shares     Amount       Shares     Amount     Capital        Deficit       Equity
------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 2001                   520    $     1     11,711,877  $ 11,712  $16,051,679   $(15,325,487)   $   737,905

Issuance of common stock
upon exercise of options                                         326,000       326        2,934                         3,260

Issuance of common stock
for amounts due to shareholders                                   91,667        92       43,908                        44,000

Issuance of common stock
 for services                                                    229,992       230      115,860                       116,090

Issuance of common stock
upon conversion  of debentures                                   942,855       943      649,057                       650,000

Issuance of common stock
in conjunction with lease                                         97,927        98       92,933                        93,031

Issuance of common stock
for interest on debentures                                        23,028        23        9,188                         9,211

Issuance of common stock
for preferred dividends payable                                  441,537       441      133,049                       133,490

Issuance of common stock
upon conversion of preferred stock        (252)                4,208,043     4,208      (4,208)

Recognition of beneficial conversion
feature on  convertible preferred stock                                                 408,000       (408,000)

Accrued dividends on preferred stock                                                                  (135,977)      (135,977)

Net loss                                                                                            (2,722,703)    (2,722,703)

------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 2002                  268    $     1     18,072,926  $ 18,073  $17,502,400   $(18,592,167)   $(1,071,693)
==============================================================================================================================

See Notes to Consolidated Financial Statements

                                                                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                          CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------

                                                                                         Nine-month                Nine-month
                                                                                        Period ended              Period ended
                                                                                       April 30, 2002            April 30, 2001
------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

  Net loss                                                                              $ (2,722,703)             $ (6,100,830)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                            374,376                   298,400
    Amortization of discount on debentures                                                   555,551
    Common stock issued for services                                                         116,090                   332,554
    Common stock issued for interest                                                           9,211
    Common stock issued for rent and option to purchase facility                              43,659
    Issuance of compensatory stock options                                                                           3,344,000
    Allowance for doubtful accounts                                                           66,132                    30,000
    Changes in operating assets and liabilities net of acquisition:
      (Increase) in accounts receivable                                                     (594,115)                 (558,637)
      (Increase) in due from related parties                                                 (35,228)                      (58)
      (Increase) in prepaid expenses and other current assets                                 (1,391)                   (9,403)
      (Increase) in other assets                                                             (30,465)                 (119,985)
      Increase in accounts payable and accrued expenses                                    2,379,713                 2,183,600
      Increase in deferred software subscription revenue                                     121,085
------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities                              281,915                  (600,359)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activity:

  Purchases of property and equipment                                                       (633,718)                 (389,657)
------------------------------------------------------------------------------------------------------------------------------
            Cash used in investing activity                                                 (633,718)                 (389,657)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

  Net proceeds from issuance of preferred stock                                                                      1,349,944
  Proceeds from exercise of stock options                                                      3,260                       750
  Increase in deferred offering costs                                                                                 (148,225)
  Principal payments on stockholder loans                                                                             (106,000)
------------------------------------------------------------------------------------------------------------------------------
            Cash provided by financing activities                                              3,260                 1,096,469
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                             (348,543)                  106,453

Cash at beginning of period                                                                  485,092                   239,979
------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                      $ 136,549                 $ 346,432
==============================================================================================================================


Supplemental disclosure of cash flow information:

Cash paid during the period for interest                                                    $ 19,343                  $ 14,334
==============================================================================================================================


Supplemental disclosure of noncash investing and financing activities:

 Accrued dividends on convertible preferred stock                                                                     $ 88,838
==============================================================================================================================
 Conversion of debentures to common stock                                                  $ 650,000
==============================================================================================================================
 Issuance of common stock for amount due to shareholders                                   $  44,000
==============================================================================================================================
 Issuance of stock for payment of rent and purchase option                                 $  49,373
==============================================================================================================================
 Issuance of stock for dividends payable                                                   $ 133,490
==============================================================================================================================

See Notes to Consolidated Financial Statements

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims.com, Inc. and it's wholly owned subsidiary as of April 30, 2002 and its results of operations and its cash flows for the nine-month periods ended April 30, 2002 and 2001 and the results of operations for the three-month periods ended April 30, 2002 and 2001. Results of operations for the nine and three-month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002.

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

Note 3 - Equity Transactions

On July 31, 2001, 100 shares of preferred stock were redeemable at the Company's option at 120% of face value, plus accrued dividends by August 15, 2001. Since the Company did not redeem the preferred stock, its terms became identical to the Company's other preferred stock. An increase to accumulated deficit and the net loss available to common shareholders of $100,000 was recorded during the year ended July 31, 2001 and $408,000 has been recorded during the nine-month period ended April 30, 2002 representing the beneficial conversion feature.

On September 20, 2001, two shareholders and officers of the Company converted $44,000 of debt owed to them by the Company into 91,667 shares of common stock.

During the nine-month period ended April 30, 2002 $650,000 of debentures which were issued in June and July of 2001 were converted into 942,855 shares of common stock in accordance with the debenture agreements. In addition, accrued interest of approximately $9,200 on those debentures was converted to 23,028 shares of common stock. Additionally 1,150,000 warrants were issued at a strike price of $0.63 per share. During the nine-month period ended April 30, 2002 the Company charged operations $389,400, representing the amortization of the

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



beneficial conversion feature attributable to the debentures and $166,151 representing the amortization of the fair value of the warrants attached to the debentures.

During the nine-month period ended April 30, 2002, the Company entered into an agreement for the lease of a new office facility that called for the issuance of 97,927 shares of common stock for three months rent and a five year purchase option of the property at a pre-established price. During the nine-month period ended April 30, 2002, $43,659 was charged to operations for the stock issued relating to the purchase option. The $49,372 associated with the rent was recorded as prepaid rent and will be charged to operations as the rent expense is incurred.

During the nine-months ended April 30, 2002, the Company issued 186,326 shares of common stock in exchange for $87,280 of legal services.

During the nine-months ended April 30, 2002, the Company issued additional options to employees and members of the Company's Board of Directors to purchase 1,492,000 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant. Additionally, options to purchase 226,350 shares of common stock were canceled.

During the nine-months ended April 30, 2002, employees exercised 326,000 options to purchase shares of eAutoclaims stock.

During the nine-months ended April 30, 2002, the Company issued 28,841 shares of common stock to four directors in exchange for their services. The Company charged operations $13,750, which was equal to the fair market value of the shares when earned.

On October 1, 2001, the Company entered into a contract with a public relations consultant for services. This agreement calls for the Company to issue options to purchase 21,429 shares of common stock, which were issued on November 1, 2001. On February 28, 2002, the Company also issued 37,650 shares of common stock to a company in partial payment of public relations consulting services. For the nine-months ended April 30, 2002, 18,825 of these shares were earned resulting in a charge to operations of approximately $15,000.

On January 31, 2002, 42 shares of preferred stock with a face value of $210,000, plus dividends of approximately $26,000 were converted into 551,629 shares of common stock. On March 27, 2002, 210 shares of preferred stock with a face value of $1,050,000, plus dividends of approximately $108,000 were converted into 4,097,951 shares of common stock.

Note 4 - Additional information

The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 18,072,926 indicated by the Company's records. The Company believes that its records are correct and is in the process of resolving this difference. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.

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

We have also introduced our latest product, eJusterSuite. This new product expands our potential customer base as well as provides significant new features to our current customer base. Our long-standing Bricks-to-Clicks product is solely an outsourcing solution that requires eAuto personnel to audit and coordinate the vehicle repair. eJusterSuite allows both the outsourcing solution and a true application service provider (ASP) solution whereby the insurance company can use our technology independent of our personnel. The ASP solution allows us to market our product to the largest insurance companies that already have the staff to process and control the claims process, while paying us a fee for every transaction that is run through our system. The ASP model will provide margin without the associated personnel and operating costs.

eJusterSuite also provides significant new features to our current customers because it builds in service partners that can provide the needed services such as Independent adjustors, car rentals, tow trucks and accident reporting by only clicking an Icon that is added to the screen of the customer's desk top in the current system. The system automatically provides the service partner the information already in our system via the Internet. The service partner will systematically provided the requested services and pay us a fee for each assignment they receive through our system. This process significantly reduces the customers' time and cost to process claims as well as reduces the number of mistakes that occur in a manual process. In most cases it also reduces the cost of the service partner to obtain and process the transaction, even after paying our transaction fee. This added revenue will provide additional margin without the additional personnel and operating costs. As of April 30, 2002, one type of service partners, independent adjustors, is contributing significant click fee revenues. We currently have seven other types of service partners installed and we expect to start collecting fees on these services in July 2002. These service partners include car rentals, desk review, towing service, glass network, skip trace service, police reports pick up and scene re-creation.

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounts for 95% of the revenue for both the three-months and nine-months ended April 30, 2002, respectively. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For both the three-month and nine-month periods ended April 30, 2002, 3% of the revenue has been received from claims processing fees and other income.

RESULTS OF OPERATIONS

FOR THE NINE AND THREE-MONTHS ENDED APRIL 30, 2002 COMPARED TO THE NINE AND THREE-MONTHS ENDED APRIL 30, 2001.

REVENUE

Total revenue for the nine-months ended April 30, 2002 was $24.2 million, which is a 75% increase in excess of the $13.8 million of revenue for the nine-months ended April 30, 2001. Total revenue for the three-months ended April 30, 2002 was $8 million. This represents a 21% increase over the $6.7 million of revenue for three-months ended April 30, 2001. This increase in revenues from both the nine and three-month increases are primarily the result of growth in revenues attributed to our core collision repairs management business and the associated fees. Collision repair management revenue increased 96% and 31% for the nine and three-months ended April 30, 2002 compared to the nine and three-months ended April 30, 2001, respectively. Fees and other revenue increased 143% and 110% for the nine and three-months ended April 30, 2002 compared to the nine and three-months ended April 30, 2001, respectively. Glass repairs revenue decreased 48% and 66% for the nine and three-months ended April 30, 2002 compared to the nine and three-months ended April 30, 2001, respectively. This decrease is a result of the loss of a major customer due to the maturing and increased competition for the glass repair business. The customer was offered lower pricing that, at that time, would have reduced margins below acceptable levels. We have recently negotiated lower pricing from one of our larger glass vendors, which will help our competitiveness in this market in the future. The glass repair business complements our core business and allows our customers to use a single source for all their repair needs. There was a 49% decrease in the fleet repairs management revenue between the three-months ended April 30, 2002 and 2001. This decrease is a normal fluctuation in the fleet repair revenue due to the actual accident rate experienced by our customers for this period. The nine-months ended April 30, 2002 and 2001 the fleet repair revenue shows a slight increase.

During the nine and three-months ended April 30, 2002, we derived 57% and 63% of our revenues from one customer, respectively. This one customer, with whom we have a five-year contract, is ranked in the top 25 automobile property and casualty insurance companies in revenue in the United States. We also have one customer that accounted for 14% and 12% of total revenue for the nine and three-months ended April 30, 2002, respectively.

Total revenue for the three-months ended April 30, 2002 of $8.0 million decreased $0.5 Million from $8.5 million for the three-months ended January 31, 2002. This decrease is a result of lower volume from our largest customer when they had a premium increase. Management expects the claims volume from this customer to return next quarter and has already done so in May 2002. The decrease in revenue is also a result of two underwriters of our second largest customer, a third party administrator, being placed into receivership. The business of these two underwriters were picked up by another underwriter, and we expect these claims to flow through our system again in the second quarter.

CLAIMS PROCESSING CHARGES

Claims processing charges include the costs of collision and glass repairs paid to repair shops within our repair shop network. Claims processing charges for the nine and three-months ended April 30, 2002 was $20.5 million and $6.8 million, respectively. Both of these totals were 85% of total revenue, compared to 83% and 84% of revenue for the nine and three-months ended April 30, 2001. This increase in the percentage of the claims processing charges over the same periods last year was mostly caused by volume discounts extended to our largest customer. We expect this percentage of claims process charges to revenues to decrease as the click fee revenue increases as a result of the eJusterSuite product implementation.

We are dependent upon our third party collision repair shops for insurance claims repairs. eAutoclaims currently includes approximately 3,200 repair vendors' facilities in its network for insurance claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the quality of service provided by a collision repair shop falls below a satisfactory standard leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and providing staff inspections of our network shops and, if required, establish similar relationships with other collision repair shops.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone charges, legal and other professional fees, advertising costs, and travel expenses. SGA expenses for the nine-months ended April 30, 2002 totaled $5.5 million compared to $8.2 million for the nine-months ended April 30, 2001. The SG&A expenses for this period were 23% of total revenue in the current year, which is a reduction from the 59% of total revenue in the previous year. For the three-months ended April 30, 2002, the SG&A expenses totaled $2.0 million compared to $5.4 million for the three-months ended April 30, 2001. This represents a decrease in these expenses compared to total revenue from 2001 to 2002 of 81% to 24%. The decreases in SG&A expenses for both the nine and three-month periods are attributed to our substantial revenue growth and the economies of scale realized from our established infrastructure. We expect the percentage of SG&A expenses to total revenue to continue to decrease as revenues continue to increase.

During the nine and three-month periods ended April 30, 2002, payroll and benefits related expenses totaled $3.8 million and $1.4 million, respectively. These expenses for the nine and three-month periods ended April 30, 2001 totaled $2.7 million and $1.1 million, respectively. As of May 20, 2002, the management has taken salary and expense cuts that will save the Company approximately $103,000 per quarter.

During the three-months ended April 30, 2002, the Company incurred additional moving costs of approximately $10,000 when we moved to a new location. Although the new location was double the space for approximately the same cost per month, the company had to pay double rent adding approximately $50,000 of non-reoccurring rent expense to the three-months ended April 30, 2002.

Additionally, during the three-months ended April 30, 2002 the Company incurred approximately $37,000 to start a marketing campaign to introduce the top 500 insurance agencies, managing general agents and third party administrators to the Company's new product, eJusterSuiteTM. This campaign was initiated to rapidly increase revenues from the new product.

SG&A expenses also include non-cash charges of approximately $169,000 and $51,000 for the nine and three-month period ended April 30, 2002, respectively. These non-cash charges for the nine months ended April 30, 2002 include approximately $44,000 of stock issued to purchase an option to buy an office facility. It also includes approximately $125,000 and $51,000 of common stock issued to pay legal fees, investor relations consultant fees and board of director fees. Total non-cash charges for the nine and three-months ended April 30, 2001 that were included SG&A expense included approximately $3,713,000 and $3,514,000, respectively, in charges incurred pertaining to consulting agreements for investor relations services, legal, and professional consultants.

Also included in the SG&A is interest expense related to loans from two officers/shareholders and two capital leases. This interest expense totals approximately $29,000 and $6,000 for the nine and three-months ended April 30, 2002, respectively, compared to approximately $14,000 and $5,000 for the nine and three-months ended April 30, 2001, respectively. Interest income from cash reserves totaled approximately $25,000 and $9,000 for the nine and three-months ended April 30, 2002, respectively, compared to approximately $16,000 and $5,000 for the nine and three-months ended April 30, 2001, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment of approximately $210,000 and $90,000 was recognized in the nine and three-month periods ended April 30, 2002, respectively. This is compared to approximately $119,000 and $51,000 for the nine and three-months ended April 30, 2001.

Amortization of the goodwill associated with the acquisitions of Premier Express Claims, Inc. totaled approximately $164,000 and $55,000 for the nine and three-months ended April 30, 2002, respectively. This is compared to approximately $179,000 and $60,000 for the nine and three-months ended April 30, 2001.

NET LOSS

The net loss for the nine-months ended April 30, 2002 totaled $2.7 million compared to $6.1 million for the nine-months ended April 30, 2001, a 55% decrease. Non-cash expenses created approximately $1.1 million and $4.3 million of those losses, respectively. The largest non-cash expense for the nine-months ended April 30, 2002 of approximately $556,000 resulted from the amortization of the debenture discount. See the description of the other non-cash expenses above.

The net loss for the three-months ended April 30, 2002 totaled approximately $876,000 compared to $4,474,000 for the three-months ended April 30, 2001, an 80% decrease. Non-cash expenses created approximately $196,000 and $3,910,000 of those losses, respectively. The net loss before non-cash expenses increased by approximately $115,000, or 20%. This increase is a result of non-reoccurring moving expenses of approximately $60,000, a marketing campaign of approximately $37,000 and excess payroll that was built up to handle additional revenue before our two largest clients had a down-turn in claims processed, which is expected to be temporary as described above. The cash loss for the nine-months ended April 30, 2002 decreased by approximately $168,000, or 9%, from the nine-months ended April 30, 2001.

Liquidity and Capital Resources

At April 30, 2002, we had cash of approximately $137,000, approximately a $349,000 decrease from July 31, 2001, and a working capital deficiency of approximately $3.6 million. The primary source of our working capital during the nine-month period ended April 30, 2002, was from cash flow generated by operations. We collect cash from our customers approximately 30 days before we pay the repairs shops. Consequently, increased revenue generates cash to support operations. However, there is no assurance that we will be able to continue to provide cash through operations.

We are working on additional equity funding of approximately $2,000,000 with multiple sources. If we are unable to obtain this funding, we will not be able to add sales personnel to increase our growth as rapidly as we have planned. There is no assurance that we will be able to obtain this funding

Convertible debentures, totaling $650,000 were converted into equity as of September 30, 2001. In addition, 42 of the 520 preferred stock shares were converted into 551,629 shares of common stock on January 31, 2002, including accrued interest. Another 210 shares of the 520 preferred stock shares were converted into 4,097,951 shares of common stock on March 27, 2002, including accrued interest.

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

eAutoclaims' operations provided cash of approximately $282,000 for the nine-months ended April 30, 2002 compared to operations using approximately $600,000 in cash for the nine-months ended April 30, 2001. Management expects operations to provide a significant source of cash during the upcoming fiscal quarter as it funds its operating businesses. There is no assurance we will continue to sustain our growth. Our business has grown significantly since our inception. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. In order to sustain our growth, we will require substantial additional capital. If we raise additional funds through the issuance of our securities, these securities may have rights, preferences or privileges senior to those of our Common Stock, and our stockholders may experience additional dilution to their equity ownership.

Our principle commitments at April 30, 2002 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to lawsuits and claims arising out of the conduct of its business. Management believes that the probable resolution of such matters will not materially affect the financial position, results of operations or cash flows of the Company.

On or about October 23, 2000, we received a demand letter from a website developer for $135,000 alleging breach of contract. On April 1, 2002 this demand was legally dropped when the website developer signed a notice of voluntary dismissal with prejudice.

We believe that there are no other claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

During the nine-months ended April 30, 2002, employees exercised 326,000 options to purchase shares of eAutoclaims stock.

On September 20, 2001, two shareholders and officers of the Company converted $44,000 of debt owed to them by eAutoclaims to 91,667 shares of stock.

During the nine-months ended April 30, 2001 $650,000 of debentures, that were issued in June and July of 2001, were converted to 942,855 shares of common stock in accordance with the debenture agreements. In addition, accrued interest of approximately $9,200 on those debentures was converted to 23,028 shares of common stock. Additionally 1,150,000 warrants were issued at a strike price of $0.63 per share.

During the three-month period ended October 31, 2001, the Company entered into an agreement for the lease of a new office facility that called for the issuance of 97,927 shares During the three-month period ended October 31, 2001, $43,659 was charged to operations for the stock issued relating of stock for three months of rent and a five year purchase option of the property at a pre-established price. At April 30, 2002, the remaining shares have not been earned.

During the nine-months ended April 30, 2002, the Company issued 186,326 shares of common stock in exchange for $87,280 of legal services.

During the nine-months ended April 30, 2002, the Company issued additional options to employees and members of the Company's Board of Directors to purchase 1,492,000 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant. Additionally, options to purchase 226,350 shares of common stock were canceled.

During the nine-months ended April 30, 2002, the Company issued 28,841 shares of common stock to four directors in exchange for their services. The Company charged operations $13,750, which was equal to the fair market value of the shares when earned.

On October 1, 2001, the Company entered into a contract with a public relations consultant for services. This agreement calls for the Company to issue options to purchase 21,429 shares of common stock, which were issued on November 1, 2001. On February 28, 2002, the Company also issued 37,650 shares of common stock to a company in partial payment of public relations consulting services. For the nine-months ended April 30, 2002, 18,825 of these shares were earned resulting in a charge to operations of approximately $15,000.

On January 31, 2002, 42 shares of preferred stock with a face value of $210,000, plus interest of approximately $26,000 were converted into 551,629 shares of common stock. On March 27, 2002, 210 shares of preferred stock with a face value of $1,050,000, plus dividends of approximately $108,000 were converted into 4,097,951 shares of common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   June 14, 2002          By:      /s/ Eric Seidel
                                    --------------------------------------------
                                    Eric Seidel, Chief Executive Officer

                               By:     /s/ Scott Moore
                                    --------------------------------------------
                                    Scott Moore, Chief Financial Officer