Form 10KSB
period 2002-07-31
EAUTOCLAIMS COM INC
filed 2002-11-13
CIK 1034694

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-KSB

         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended July 31, 2002

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 0-23903

                              eAUTOCLAIMS.COM, INC.
               --------------------------------------------------------
                 (Exact name of registrant as specified in charter)

                 Nevada                                       95-4583945
     ---------------------------------                   -------------------
     (State or other jurisdiction                          (IRS Employer
     of incorporation or organization)                    Identification No.)


    110 E. Douglas Road, Oldsmar, Florida                       34677
   ----------------------------------------                 -------------
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

         [ X ] Yes  [    ] No

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State issuer's revenues for its most recent reporting period (July 31,
2002)...................................................$32,283,363.

Aggregate market value of the voting stock held by non-affiliates of the registrant at July 31, 2002 was $4,495,288.

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of July 31, 2002 was 18,390,118.

Transitional Small Business Disclosure Format:          [   ] Yes  [ X ] No

                               FORM 10-KSB - Index

                                     PART I

Page

Item 1.   Description of Business..............................             2

Item 2.   Description of Property..............................            17

Item 3.   Legal Proceedings....................................            17

Item 4.   Submission of Matters to a Vote of Security Holders..            17


                             PART II

Item 5.   Market for Common Equity.............................            18

Item 6.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations........            22

Item 7.   Financial Statements and Supplementary Data..........            26

Item 8.   Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosures...................            26

                            PART III

Item  9.  Directors and Executive Officers.....................            27

Item 10.  Executive Compensation................................           30

Item 11.  Security Ownership of Certain Beneficial Owners and Management.  36

Item 12.  Certain Relationships and Related Transactions........           37

Item 13.  Exhibits, Consolidated Financial Statements,
          Schedules and Reports on Form 8-K....................            39

          Signatures...........................................            41

          Certification........................................            42

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

                                     PART I
                                     ------
ITEM 1.  DESCRIPTION OF BUSINESS

General

eAutoclaims is a Nevada corporation which provides Internet based vehicle collision claims services for insurance companies, Managing General Agents (MGA) and third party claims administrators (TPA) and self-insured automobile fleet management companies. We accept assignment of claims from our customers, and provide vehicle repairs through a network of repair shops. We also handle estimate, audit and claims administration services for claims for which we do not perform the repair.

Our business strategy is to use the Internet to streamline and lower the overall costs of automobile repairs and the claims adjustment expenses of our clients. We believe that our proprietary web-based software products and services make the management of collision repairs more efficient by controlling the cost of the repair and by facilitating the gathering and distribution of information required in the automobile repair process.

Our business model is similar to that of health maintenance organizations ("HMO's") and preferred provider organizations ("PPO's"). HMO's and PPO's seek to control the cost of medical services by bringing the various health care providers, such as doctors and hospitals, together in a single organization, thereby exerting control over the costs of services paid for by the HMO or PPO. EAutoclaims.com administers the vehicle repair process from the reporting of the accident through the satisfactory repair of damage. We coordinate the activities of the insurance company, its insured, and the various parties involved in evaluating a claim, negotiating the cost of parts and services, and performing necessary repair services. We monitor the performance of parts and service providers to help assure that the expectations of the insurance company for quality, timeliness and cost are being met. As HMO's and PPO's have relationships with many providers, we have established contracted relationships with over 3,000 repair shops throughout the United States. Because of these relationships, we are typically able to obtain lower cost parts and services for our customers and increase the volume of work for repair shops that are part of our preferred provider network.

We derive our revenues by accepting assignments of auto repair claims from our customers and having them repaired through our network of contracted repair shops. Once we accept these claims, we also accept the risk that the repair will not be done properly. Additionally, we derive revenue from fees for processing and coordinating claims that do not go through our network of body shops.

During the fiscal year ended July 31, 2002, two customers accounted for 58% and 12% of our total gross revenues. Our long-term success depends upon increasing revenues by expanding our base of customers and reducing our reliance upon a few customers. Because of the competitive nature of our business and the uncertainty as to the acceptance of the Internet to handle insurance claims, we may not be able to increase revenues sufficiently to become profitable.

Products and Services

We have introduced our latest product, eJusterSuiteTM, in fiscal year ended July 31, 2002. This new product expands our potential customer base as well as provides significant new features to our current customer base. Our long-standing Bricks-to-ClicksTM product is solely an outsourcing solution that requires eAutoclaims personnel to audit and coordinate the vehicle repair. eJusterSuiteTM allows both the outsourcing solution and a true application service provider (ASP) solution whereby the insurance company can use our technology independent of our personnel. The ASP solution allows us to market our product to the largest insurance companies that already have the staff to process and control the claims process, while paying us a fee for every transaction that is run through our system. The ASP model will provide margin without the associated personnel and operating costs.

eJusterSuiteTM also provides significant new features to our current customers because it builds in service partners that can provide the needed services by clicking an Icon that is added to the screen of the customer's desktop in the current system. The system automatically provides the service partner with access to information that is in our system. The service partner will systematically provided the requested services and pay us a fee for each assignment they receive through our system. This process significantly reduces the customers' time and cost to process claims as well as reduces the number of mistakes that occur in a manual process. In most cases it also reduces the cost of the service partner to obtain and process the transaction, even after paying our transaction fee. This added revenue will provide additional margin without the need for additional personnel or operating costs. The service partners include independent adjustors, car rentals, desk review, towing service, glass network, skip trace service, police reports pick up and scene re-creation. These service partners will be available to both our ASP and outsourcing clients.

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounts for 95% of the revenue for the fiscal year ended July 31, 2002. We are paid on a per claims basis from all our customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For the fiscal year ended July 31, 2002, 5% of the revenue has been received from claims processing fees and other income.

Outsourcing Solutions:

In our outsourcing solution we handle the entire collision repair function for our customers from the time of reporting of the accident through the vehicle's satisfactory repair. Through our network of parts and repair service providers, we are frequently able to obtain parts and services at lower costs than otherwise available. We monitor and audit all repair work to help assure that the proper repair work is performed at the negotiated price. In most cases, digital photographs of the damaged vehicle are transmitted to us via the Internet to assist us in monitoring repairs.

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

We help our clients monitor their automobile claims losses by providing the following:

     o Technology - We built one of the first customized web-based vehicle claim assignment and delivery system for insurance companies and corporate fleets. eAutoclaims.com uses state-of-the-art technology and security for the transmission of files and records. In addition, we utilize digital cameras, Internet communication, advanced data storage and scanners for auto repair shops that are not equipped with digital cameras, to create a defined audit trail and high capacity digital storage. We provide these applications to our clients with their own private label that includes their corporate colors and logos, which makes the claims process transparent to both insurance company personnel and the insured.

     o Online, real time reporting - We provide our customers with online, real-time reports of the most critical information used in their operations. These reports include a comparison of their average paid losses (cost to repair a vehicle), cycle time (time to complete an estimate of the damage), and lost adjustment expense (cost of the repair estimate or appraisal) between the eAutoclaims network, independent appraisers and staff appraisers. This comparison allows them to see the cost saving they realize while using our outsourcing solution.

     o Audit Trail - We audit every claim that comes into our network. This helps us deliver the lowest available audited cost to out clients on every repair.

Our system produces financial benefits for our customers as follows:

     o Our audit process reduces the average paid loss per vehicle.

     o We share a portion of the discounts obtained from the body shops with our clients based on their submitted volume.

     o With lower average paid losses, insurance companies are able to establish lower loss claims reserves. This, in turn, frees up capital and surplus allowing for additional premiums at lower premium rates.

     o Technology efficiencies reduce their cost of processing each file.

     o Our typically faster settlement time reduces the days and cost of rental cars and increases customer satisfaction.

     o Our process of claims investigation helps reduces fraudulent claims.

Application Service Provider (ASP):

With the introduction of eJusterSuiteTM we now have the capability to provide the largest insurance companies with an ASP solution that fits into their current environment. Our ASP solution allows these insurance companies to utilize our advanced technology while continuing to use their staff and network of body shops. We host the data on our servers while their staff and body shop network processes the claims based on their current operating procedures and shop relationships. Under this solution, the customer pays us a click fee for each transaction they process through our system.

Additionally, the service partners described above can also be plugged into the ASP solution, whereby we are paid a fee for each referral being made to the service partner.

Since this product has just recently been introduced into the market, there were no existing clients for the fiscal year ended July 31, 2002.

Turnkey solution:

Also introduced with eJusterSuiteTM was a turnkey solution that allows an insurance company that likes the ASP model to plug in our network of body shops. This provides a solution for insurance companies that have their own claims coordinators, but that need to use our network of body shops. By using our body shops they receive approximately a 10% discount on the repair work. We receive a click fee for each transaction.

Customers

Our customers consist primarily of insurance companies, MGAs, TPAs and managers of self-insured automobile fleets. We start with a 90-day test contract with each customer. This test period allows the customer to see the cost and time saving that we can provide them. At or before the end of the 90 days, the customer can choose to enter into a contract between one and five years. The one to five-year contract allows them to lock in their 90 day contract rates. Most of our customers are on a one to five-year contract. That contract specifies that we take responsibility for, and liability of, all repairs that are assigned to our network of body and glass repair providers. If the vehicle is not assigned to our shops for repair then we collect a file handling fee within thirty days. Within seven days of the assignment of the vehicle to the body or glass shop, our insurance and TPA customers pay us the completed audited repair price, before the shop discount, less the customer's volume discount. Our fleet customers pay us within 30 days of the repair.

Sales and Marketing

We believe that a strong sales and marketing organization is essential to effectively market our services. We are working to establish recognition of our corporate identity and service offering through direct mail, promotion activities, web site presence, tradeshow participation and other media events.

Because our services require considerable customer education and post-sales support, we have chosen to solicit prospective customers through a direct sales force. We anticipate hiring additional sales representatives to provide additional coverage in the continental United States. As of October 30, 2002, we had nine personnel in our sales and marketing department. In connection with our recent internal restructuring aimed at lowering expenses and improving sales, our CEO, Eric Seidel, will be taking a more active role in our sales and marketing efforts.

Competition

The auto collision claims service industry is highly competitive and has low barriers to entry. We are aware of several other companies that offer internet-based services similar to ours. These competitors provide their services primarily to the insurance industry as well. One competitor we are aware of offers repair shop connectivity with the claims review and along with the volume discount we offer.

         Several of our competitors offer application services (ASP models) along with electronic auditing capabilities. Even though most of our competitors have either changed their targeted marketing efforts or narrowed their focus to the insurance arena, the majority of these competitors have been in business longer than we have. They have significantly greater assets and financial resources than currently available to us. We expect competition to continue to intensify in the on-line claims management segment of this industry as current non-Internet competitors expand their market into the Internet and new competitors enter the market utilizing the Internet.

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

         The principal factors that helps us to maintain and grow our market share are:

o      Turn around time for claims processing;
o      Quality of repair shop services;
o      Ability to offer nationwide access to repair facilities;
o      Processing of claims/assignment fees and charges;
o Ability to offer new services and efficiencies while incorporating technological change into existing services;
o      Access to claim status 24/7;
o The increase in the volume of vehicles that a repair facility can expect to repair as part of our network;

Customer Service

Our continued growth will be dependent upon our ability to consistently deliver customer centered service at competitive prices. Our eJusterSuiteTM system is designed to ensure that the claims process flows smoothly and seamlessly. The Company's follow-up on claims assignments helps to ensure that all details of the claim will be verified to our quality standards.

We have implemented a "Customer Service Professional" certification as part of our Associate Development Program to ensure that our employees are fully trained in the latest in customer service techniques and to help us in attaining our objective of becoming known as one of the best customer service organizations in the industry.

To help us monitor our performance, we own Customer Service Index (CSI). This involves sending surveys to the drivers who have used eAutoclaim's repair facilities with questions related to their satisfaction with eAutoclaims and the service of the collision repair shop. We also survey customers who have selected repair shops that are not part of our network to ascertain the reasons for such selection. This information is utilized in evaluating and training our staff. We also use these surveys in evaluating the quality of our network collision shops.

Employees

As of October 31, 2002, eAutoclaims, Inc. had 112 full-time employees. There is no union contract relating to any of our employees nor does the company anticipate there to be unionization of its employees. We believe that our relationship with our employees is generally good.

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

We have filed for and have been granted the fictitious name EAUTOCLAIMS in the State of Florida. We also own seventy-four (74) URL Internet domain names, including Premier Express Claims.com, eAutoFleet.com and eProcessclaims.com. We maintain a website located at www.eautoclaims.com. We are not incorporating by reference any information on our website and information on our website should not be considered part of this Form 10-K.

On January 19, 2001, we were notified by our trademark counsel that although the trademark examiner did not find any similar or pending marks which would prevent registration of "eAutoclaims.com", she refused registration of this mark on the principal register because the service mark "eAutoclaims.com" is merely descriptive of our service since we combined the letter "e" with the word "Autoclaims". Our trademark counsel has advised us that there is some merit to the trademark examiner's position. Based upon the advice of our trademark counsel, we amended the application for registration on the "supplemental register" which is reserved for those marks which have a descriptive quality, but have not achieved the degree of use or secondary meaning necessary to establish distinctiveness, which is a requirement for registration on the principal register. Our application for registration and the supplemental registration for the mark eAutoclaims.com(R) was granted in October 2001. Registration on the supplemental register is valid for 10 years but does not prevent other parties from use of a similar mark.

We have pending trademark and service mark applications for eAudit, eAutoclaims, EJuster's Suite, Ejuster Transfer and eProperty Suite. Each of these products is in various stages of development. There is no assurance we will be successful in registering these marks. Furthermore, we are exposed to the risk that other parties may claim we infringe their rights on these marks, which could result in us ceasing use of these marks, licensing the marks or becoming involved in costly and protracted litigation.

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

We also license and market our proprietary insurance claims processing software systems. These systems provide insurance agents with access to competitive pricing structures and help them in determining competitive repair costs for their geographic region. Upon determining such repair cost, the insurance agent can process the claim to completion and provide insurance proceeds to the insured to be used to pay costs of repairs to the damaged vehicle. We have abandoned our prior patent application for a communications network method for processing property damage insurance claims. Even if we were to proceed with a new patent application, there is no assurance that our application will be accepted or that other parties may claim infringement or otherwise object to this patent application.

Operations and Technology

We have designed and developed our own web based technology platform using proprietary software and systems in combination with commercially available licensed technologies and software. Our network topology is designed to facilitate expansion by the addition of servers for dedicated processes without interrupting our current operating systems.

We rely on Cold Fusion MX, Peer Net Doc2Fax Driver, Microsoft Internet Information Server, Microsoft Windows 2000 and Microsoft SQL Server 2000 to operate our primary software applications. These are standard shrink-wrap software programs and are not considered proprietary or unique to our applications. However, we are dependent upon the continued operation and maintenance of these software programs to operate our systems.

eAutoclaims.com has selected Dell Computer Corporation as its hardware provider. Dell has assigned a three member "Business Alliance Solution" team to work with us. Pursuant to a joint Non-Disclosure Agreement, Dell is providing us with information to help us develop technology for our proprietary "eJusterSuite" web service.

Our core hardware and server architecture are based on Dell Poweredge servers and Dell Powervault Storage Units. We maintain individual servers for Web content delivery, data base storage and retrieval, mail storage and management, fax generation and delivery and back room operations. Our internal workstations use Windows 98 or higher operating systems. The only technological requirements for our Clients is that they have sufficient Internet Bandwidth Access and they use Internet Explorer 5.5 or above for their Web Browser. We have segregated development servers as well as staging servers that we use to test our pre-production code prior to deployment to production. Our sales staff has access to a dedicated production site for live demonstrations as well as a set of static HTML pages that they can use.

Our original software is proprietary and licensed as the "Bricks to Clicks" Internet claims system. We also have developed a proprietary eAutoFleet "Bricks to Clicks" Internet Claims System that is patterned after the insurance company model but has distinct differences for capturing loss information and related reports. We have incorporated an enormous amount of customization that the end client can control. This customization assist in the application integrating efficiently into our customer's existing business process flow.

As demand for our services increase we will need to add additional servers to our network to deliver content and information. Our Internal network is based on 100 mbs Ethernet connectivity. Internet access to the Web Publishing Servers is available after traffic passes through redundant configured routers, redundant configured firewalls, and external and internal intrusion detection systems, and public network interface cards housed in a DMZ zone separate from the internal network.

Although recent trends in network switch technology, telecommunications cost, and server architecture have substantially reduced expansion costs we will require substantial capital to scale up our network to meet anticipated demand for our services. Our system operates as a `paperless' environment, which necessitates the need for higher density storage devices and higher capacity off line storage systems. Our current Intranet network was constructed to support up to 300 local users. Our existing Internet Bandwidth capacity and server architecture can satisfactorily serve content to about 5500 concurrent users.

Prevention of Access to Data by Unauthorized Personnel

Our technology systems are designed to address important security concerns.

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

o All data and program code is backed up nightly to a magnetic tape. One month of historical data is maintained with the previous weeks backups stored in an off site location that is rated as a Category 5 Shelter. We use real time replication of our databases to our remotely hosted server facility. In the event that our facility were destroyed, we would be able to deploy a recent set of production code and a fresh data set to our remotely hosted server within a matter of hours.

o An additional copy of historical data is stored on a development server outside of the production server area nightly to provide further redundancy protection.

o Our Network Operation Center is separately housed within the facility and has a dedicated power supply and air-handling unit.

o All units are on UPS (Uninterruptible Power Supplies) in the event of a momentary loss of power. o Our fire suppression system is computer friendly. o We have a diesel powered backup generator that will keep us up and running for a minimum of three days in case the power were to fail for any reason. Assuming we have access to additional diesel fuel, it will keep us running indefinitely.

o We have redundant Internet Service Providers with separate fiber paths to our building. Each server is dual homed with Ips from two separate Class C IP blocks.

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

Our failure to adapt to such changes would have a material adverse effect on our business, results of operations and financial condition. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by us to modify or adapt our services or infrastructure. This could have a material adverse effect on our business, results of operations and financial condition.

The Parts.com Licensing and Joint Marketing Agreement

On May 7, 2001, we entered into a License and Joint Marketing Agreement with Parts.com, Inc. Parts.com is an online original equipment manufacturer (OEM) automotive parts procurement provider. Parts.com has developed proprietary software that enables a user to search and order for OEM automotive parts in local areas. Under this agreement we acquired rights to the Raptor and ReallyKnow software programs and products developed by Parts.com. Raptor is a software product designed to provide for the translation of estimating code into a binary format capable of being imported and transported to other estimating software programs without manually rekeying the underlying data. ReallyKnow is a software program designed to allow ad hoc reporting search engines to customize reports specific to a user's need.

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

Under this agreement we paid Parts.com a total of $360,000 for the Raptor and ReallyKnow software products. Unfortunately, the Raptor and ReallyKnow software programs do not function as anticipated, and we have not been able to generate significant revenues from these products. In addition, we have not been able to develop a mutually beneficial working relationship with Parts.com, which allows us to commercially exploit these products. Our attempts at amending the current agreement in a mutually agreeable manner have been unsuccessful. We dispute any obligation to remit any monies under revenue sharing arrangements to Parts.com. While there continues to be interest in this product from outside parties and while we believe the concept is sound, because of the uncertainty at achieving additional revenues and because material market interests have not materialized, we have elected to write-off our investment for these software products as of July 31, 2002.

Governmental Regulation

From time to time we receive inquiries from state regulators relating to licensing and qualification requirements as an insurance claims adjuster under the laws of that particular jurisdiction. To date, we have been successful in either convincing the appropriate state regulators that qualification is not required or we have agreed to register certain of our personnel or the entity, as appropriate, as a licensed insurance claims adjuster in that jurisdiction..

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

In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are incorporated in Nevada and are currently only required to be qualified as a foreign corporation authorized to do business in the State of Florida because our offices are located in Oldsmar, Florida. Changes in the laws affecting the Internet or the automobile insurance repair industry may require us to quality in additional jurisdictions. Our failure to qualify in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

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

We have only been involved in the internet based automobile collision insurance claims business since May 2000. Our limited operating history in this industry makes an evaluation of our future prospects very difficult. We have not achieved profitability and may never be profitable. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. You should carefully consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. There is a risk that we will not be able to accomplish our objectives. Failure to achieve any of our objectives could negatively affect our business, financial condition and results of operations.

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

If the repairs are not completed correctly, and the vehicle must be sent to another repair shop for repairs to be performed, we must pay for the repairs to be completed again. This cost is not passed on to the insurance company but is a risk that we bear. We control this risk by monitoring work performed by the repair shops, monitoring customer complaints, reviewing the repair shop history and actual site visits to repair shops. We add or remove repair shops from our network based on our review of the repair shop's performance. We eliminate repair shops that we feel are not providing repair work up to its standards. Repairs are approved by customers upon retrieval of their vehicle. We constantly review and revise our network to determine if repair shops included should be removed. We have the risks and rewards of ownership such as the risk of loss for collection, delivery or returns.

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

We have never been profitable. During the year ended July 31, 2002, we had a net loss of $4,210,954. As of July 31, 2002, our accumulated deficit was $20,107,438. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our sales and marketing and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and our losses may grow in the future.

We are dependent on only a few customers for a substantial portion of our revenues.

During the year ended July 31, 2002, two customers accounted for approximately 58% and 12% of our total gross revenues. The loss of these customers or a significant reduction in the amount of business it does with us would substantially reduce our revenues and adversely affect our ability to continue operations. Our long-term success depends upon increasing revenues by expanding our base of customers and reducing our reliance upon a few customers. Because of the competitive nature of our business and the uncertainty as to the acceptance of the Internet to handle insurance claims, we may not be able to increase revenues sufficiently to become profitable.

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

Because the auto collision claims service industry is highly competitive and has low barriers to entry, we cannot assure you that we will be able to compete effectively. We are aware of three other companies that offer internet-based services similar to ours, CEI Group, Consolidated Service Corporation and Driversshield, Inc. These competitors provide their services primarily to the fleet management industry. DriverShield, Inc., is the one competitor we are aware of that offers repair shop connectivity with the claims review and volume discount we offer. All of these competitors have been in business longer than we have and have significantly greater assets and financial resources than currently available to us. We expect competition to intensify in the Internet-based segment of this industry as current non-Internet competitors expand their market into the Internet and new competitors enter the market utilizing the Internet. We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures could force us to reduce our prices and may make it more difficult for us to attract new customers and retain current customers. The principal competitive factors for our services are:

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

We currently have relationships with over 3,000 independently owned and operated body shops upon which we depend to perform quality repair services at a reasonable cost and in a timely manner. Although we monitor the quality and timeliness of their services and can terminate our relationship with those shops that do not meet our standards, we do not have meaningful control over the quality of their services. Poor workmanship or service by any of these shops can adversely affect our relationships with customers and could cause them to stop dealing with us or reduce the amount of business that they do with us. In addition, because we assume the responsibility for the quality of repairs, poor workmanship and inferior work can negatively affect our financial position because of the additional costs we incur in properly repairing an automobile.

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

The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Although we were granted supplemental registration rights for eAutoclaims.com(R), our service mark applications for eAutoclaims.com and Bricks to Clicks on the primary federal register were rejected, however this product is no longer in service and has been replaced by our latest product eJusterSuite. There is no assurance our pending trademark and service mark applications for eAudit, eAutoclaims, EJuster Suite, EJuster Transfer, and eProperty Suite will be approved. We have been involved in litigation regarding the rights to use the name eAutoclaims.com. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we may in the future offer our products and services. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary right is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

A potential purchaser should not expect to receive a return on their investment in the form of dividends on our Common Stock. We have never paid cash dividends on our Common Stock and we do not expect to pay dividends in the foreseeable future. Our ability to pay dividends on our Common Stock is restricted by the terms of our agreements with the holders of our Series A Preferred Stock. Holders of our Series A Preferred Stock are entitled to annual dividends of 8% (aggregating $107,200 annually, assuming no conversion). For the foreseeable future, we anticipate that we will retain all of our cash resources and earnings, if any, for the operation and expansion of our business, except to the extent required to satisfy our obligations under the terms of the Series A Preferred Stock.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our main offices are located at 110 East Douglas Road, Oldsmar, Florida 33467. Monthly rent of approximately $16,900 terminates on November 30, 2006. The monthly rent increases annually until it reaches approximately $19,000 per month in the year ended November 30, 2006. We have the option to renew the lease for two additional years after the initial five-year term. On or after December 31, 2004, we also have the right to purchase the entire facility, totaling 62,000 square feet, with the associated land for $2,950,000. We issued 45,956 shares of our Common Stock to the landlord of this lease with registration rights to obtain the purchase option.

We also leased and occupied an office for our call center at 720 Gracern Road, Suite 420, Columbia, South Carolina 29210. The monthly base rent was $4,250. We cancelled this lease as of November 30, 2002 because our facilities in Oldsmar, Florida are adequate to house our growth for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

In August 2002, we received a letter from counsel to Body Shops Unlimited, which included a copy of a complaint filed in a California State
Court, which was not served on us. We then filed and served a complaint upon Body Shops Unlimited, Case No. 02-7390-CI-02I in and for the Sixth Judicial Circuit for Pinellas County, Florida. Body Shops claims to have developed and delivered a software program to us, which remains unpaid. We contend the software does not meet specifications, and accordingly we are entitled to terminate the contract and any related maintenance fees. Body Shop alleges it is owed $114,000 plus potential damages for fraud and unjust enrichment. We dispute these allegations. Body Shop has moved to have the case dismissed from the Pinellas County, Florida Circuit Court for lack of jurisdiction. This case is in the early stages. Although we believe these are meritorious defenses and claims against Body Shops irrespective of the forum for litigation, it is too early to predict the ultimate outcome of this dispute.

In August 2002, we were served with a complaint styled David B. Linka vs. eAutoclaims.com, in and for the Court of Common Place for the Fifteenth Judicial Circuit of South Carolina, Case No. 2001-CP-26-4726. Mr. Linka is a former employee of ours and alleges he is due substantial past and future compensation relating to his alleged improper termination. Mr. Linka advances various legal theories based upon (i) a claim for wages, (ii) breach of express employment contract, (iii) breach of contract implied in law and fact (iv) breach of contract accompanied by fraudulent acts and (v) breach of covenant of good faith and fair dealing. Essentially, this dispute concerns Mr. Linka's entitlement to past and future commissions relating to an account Mr. Linka assisted in selling.. We have made a motion to remove this case to federal court in South Carolina. We believe there are meritorious defenses to Mr. Linka's allegations and do not believe he is entitled to future commissions from our accounts. Because this dispute is in its preliminary stages, it is too early to predict with any certainty the ultimate outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the current fiscal year ended July 31, 2002.

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

                                                          High Bid    Low Bid

Fiscal Year Ended July 31, 2001

First Quarter (August 1, 2000 to October 31, 2000)            4.25       1.44
Second Quarter (November 1, 2000 to January 31, 2001)         2.75       0.75
Third Quarter (February 1, 2001 to April 30, 2001)            2.19       1.16
Fourth Quarter (May 1, 2001 to July 31, 2001)                 2.80       1.14


Fiscal Year Ended July 31, 2002

First Quarter (August 1, 2001 to October 31, 2001)            1.68       0.39
Second Quarter (November 1, 2001 to January 31, 2002)         0.92       0.37
Third Quarter (February 1, 2002 to April 30, 2002)            0.70       0.40
Fourth Quarter (May 1, 2002 to July 31, 2002)                 0.45       0.28

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

As of September 30, 2002, there were approximately 18,994,483 shares of our Common Stock outstanding. In addition, as of September 30, 2002, there were 1,044,385 shares of Common Stock subject to outstanding warrants issued to the agent and purchasers of our Series A Preferred Stock at exercise prices of between $1.46 and $4.50 and 1,150,000 shares of Common Stock underlying the warrants issued to the purchasers of our convertible debentures at a exercise price of $0.63. As of September 30, 2002, we have reserved 5,363,899 shares of our Common Stock underlying options issued to our directors, employees and consultants with exercise prices of between $.01 and $12.50. We have also deposited 585,040 shares of our Common Stock in escrow in connection with the conversion rights of our outstanding Series A Convertible Preferred Stock, which shares are included in the number of currently outstanding shares. As of September 30, 2002, we had approximately 220 common shareholders of record.

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

Preferred Stock and Related Warrants

Our Board of Directors (without further action by the shareholders) has the option to issue from time to time authorized un-issued shares of Preferred Stock and determine the terms, limitations, residual rights, and preferences of such shares. The Company has the authority to issue up to 5,000,000 shares of Preferred Stock pursuant to action by its Board of Directors. As of September 30, 2002, we had 257 shares of Series A Preferred Stock outstanding.

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

Each time we issued our Series A Preferred Stock we issued to the purchaser warrants (the "Purchaser's Warrants") to purchase the number of shares of our Common Stock determined by dividing 30% of the dollar amount of our Preferred Stock issued to that purchaser by 130% of the closing bid price of our Common Stock on the day immediately preceding the issuance of our Preferred Stock. We also issued warrants to the Agent (the "Agent's Warrants") equal to 10% of the number of our Common Stock that our Preferred Stock would be convertible into if the Series A Preferred Stock were convertible into our Common Stock, assuming the conversion date was the date the Preferred Stock was issued at an exercise price of $4.50. All Purchaser's Warrants and Agent's Warrants are immediately exercisable, and have five (5) year exercise period.

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

In May 2001, we amended our agreements and understandings with the holders of our Series A Preferred Stock, which provide for, among other matters, as follows:

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

In January 2002, we issued 551,629 shares to Governors Road in connection with the conversion of 42 shares of preferred stock and its accrued interest. In March 2002, we issued 4,097,951 common shares to Canadian Advantage Limited Partnership (2,991,504 shares) and Advantage (Bermuda) Fund, Ltd. (1,106,447 shares) in connection with the conversion of 210 shares of Series A Preferred Stock.

In September 2002, we issued 327,250 common shares to Governors Road in connection with the conversion of 11 shares of preferred stock and its accrued interest. Accordingly, Governors Road, LLC is the sole owner of the 257 shares of our currently outstanding Series A Preferred Stock.

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

In the future, subject to the limitations imposed by the Securities Purchase Agreement for the Series A Preferred Stock, our Board of Directors has the authority to issue additional shares of our Preferred Stock in series with rights, designations and preferences as determined by the Board of Directors. When any shares of our Preferred Stock are issued, certain rights of the holders of our Preferred Stock may affect the rights of the holders of Common Stock. The authority of the Board of Directors to issue shares of our Preferred Stock with characteristics which it determines (such as preferential voting, conversion, redemption and liquidation rights) may have a deterrent effect on persons who might wish to make a takeover bid to purchase our shares at a price, which might be attractive to our shareholders. However, the Board of Directors must fulfill its fiduciary obligation to our shareholders in evaluating an takeover bid.

Certain Provisions of the Certificate of Incorporation and Bylaws

Our Certificate of Incorporation provides that no director shall be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director except as limited by Nevada law. Our Bylaws provide that we shall indemnify to the full extent authorized by law each of its directors and officers against expenses incurred in connection with any proceeding arising by reason of the fact that such person is or was an agent of the corporation.

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

Shares Eligible for Future Sale

As of September 30, 2002, we had outstanding 18,994,483 shares of Common Stock. Of these shares, 12,621,681 shares of Common Stock are freely tradable without restriction or limitation under the Securities Act, except for any shares purchased by "affiliates" or persons acting as "underwriters" as these terms are defined under the Securities Act.

The 6,372,802 shares of Common Stock held by existing shareholders that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

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

In addition, our employees, directors, officers, advisors or consultants who were issued shares pursuant to a written compensatory plan or contract may be entitled to rely on the resale provisions of Rule 701, which permits non-affiliates to sell their Rule 701 shares without having to comply with the public information, holding period, volume limitation or notice provisions of Rule 144, and permits affiliates to sell their Rule 701 shares without having to comply with Rule 144's holding period restrictions. We also have the ability to file Form S-8 registration statements, which registers for resale securities issued to our employees, officers, directors, consultants and advisors.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our audited financial statements as of July 31, 2002 and the notes thereto, all of which financial statements are included elsewhere in this form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Business" and elsewhere in this Form 10-KSB.

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

OVERVIEW

We are a business-to-business e-commerce company that uses the Internet to streamline and lower the overall costs of automotive repair paid by insurance companies. We are establishing ourselves as the preeminent service provider for the automobile insurance industry, providing a seamless back-end infrastructure that links thousands of collision repair shops and support facilities. We provide a proprietary, cost-effective and highly advanced system for the processing and ultimate repair of claims for damaged vehicles filed by policyholders of our insurance company clients. We receive revenues from insurance companies for repairs completed by members of our network of repair shops. We approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle and glass repair through our provider network accounts for 95% and 96% of the revenue for the years ended July 31, 2002 and 2001, respectively. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For the years ended July 31, 2002 and 2001, 5% and 4% of the revenue has been received from claims processing fees and other income, respectively.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements and the data used to prepare them. The Company's financials have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we re-evaluate our judgments and estimates including those related to revenues, bad debts, long-lived assets, and income taxes. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

Revenue recognition

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

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimates of the collectibilty of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At July 31, 2002 the allowance for doubtful accounts was $400,000.

Accounting for Income taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $5,649,000 at July 31, 2002. The valuation allowance consists mainly of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company has not yet reached profitability.

Valuation of long-lived assets

The Company identifies and records impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. Factors we consider important which could trigger an impairment review include the following:

o    Significant negative industry trends
o    Significant underutilization of the assets
o    Significant changes in how we use the assets of our plans for their use.

The Company purchased a software product in the fiscal year ended July 31, 2001 as part of a license and joint marketing agreement. This software was to facilitate the local distribution of auto parts throughout the country. Neither the seller nor the software packages functioned as anticipated by the agreement. Consequently, there is substantial doubt as to the Company's ability to receive any significant revenue from the software or license and joint marketing agreement, and an impairment charge of $360,000 has been recognized in the fiscal year ended July 31, 2002.

Goodwill is amortized using the straight-line method over 7 years through July 31, 2002. At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business.

RESULTS OF OPERATIONS

The accompanying financial statements reflect the operations of eAutoclaims for the fiscal years ended July 31, 2002 and 2001.

REVENUE

Total revenue for the year ended July 31, 2002 was approximately $32.3 million, which consists of approximately $28.5 million in collision repair management for insurance companies, approximately $1.0 million in auto glass repairs and approximately $2.8 million in fleet repair management and other repairs and fees. Total revenues increased approximately $12.1 million or 60% compared to approximately $20.2 million for the year ended July 31, 2001. This increase is primarily the result of 131% growth in revenues attributed to our core collision repairs management business. Total revenues are expected to increase again in fiscal 2003.

The glass revenue decrease by 49% from approximately $1.9 million in fiscal year ended July 31, 2001 to approximately $1.0 million in fiscal year ended July 31, 2002. This decrease is a result of the loss of a major customer due to the maturing and increased competition for the glass repair business. The customer was offered lower pricing that, at that time, would have reduced margins below acceptable levels. We have recently negotiated lower pricing from one of our larger glass vendors, which will help our competitiveness in this market in the future. The glass repair business complements our core business and allows our customers to use a single source for all their repair needs. The fleet revenue decreased approximately $204,000 from approximately $1.3 million in fiscal 2001 to approximately $1.1 in fiscal 2002. This decrease is a normal fluctuation in the fleet repair revenue due to the actual accident rate experienced by our customers for the year.

During the year ended July 31, 2002, we derived 58% and 12% of our revenues from two customers. We have a five-year contract with the first customer which ends in April 2006.

eAutoclaims.com, Inc. recognizes revenues by assuming the risk and completing the repair of insurance claims for insurance companies and on corporately own fleet vehicles. In addition to recognizing revenue associated with the repair of insurance claims, we charge additional fees on a per-claims basis to our insurance and corporate fleet customers pursuant to the terms of a Services Agreement. eAutoclaims.com generates additional revenues by retaining a portion of the discount received from its collision repair shops, which are part of its network in return for assurances of minimum volumes of collision repair business.

EXPENSES

Claims processing charges for the year ended July 31, 2002 were approximately $27.3 million, or 84.5% of total revenues. This is an increase from approximately $16.8 million, or 83.4%, of sales in fiscal year ended July 31, 2001. Claims processing charges are primarily the costs of collision repairs paid by eAutoclaims to its collision repair shop network. This increase in the percentage of the claims processing charges compared to sales over the same periods last year was mostly caused by volume discounts extended to our largest customer. We expect this percentage of claims process charges to revenues to decrease in the future as the click fee revenue increases as a result of the eJusterSuiteTM product implementation.

We are dependent upon our third party collision repair shops for insurance claims repairs. eAutoclaims currently has over 3,000 affiliated repair facilities in its network for claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the quality of service provided by collision repair shops fall below a satisfactory standard leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and providing staff inspections of our network shops and, if required, establish similar relationships with other collision repair shops.

Selling, general and administrative expenses for the year ended July 31, 2002 were approximately $8.1 million or 25% of revenue compared to approximately $10.5 million or 52% of revenue for the year ended July 31, 2001. Selling, general and administrative expenses consisted of non-cash charges of approximately $997,000 for the year ended July 31, 2002. In the fiscal year ended July 31, 2002 the were non-cash charges of approximately $161,000 incurred pertaining to consulting agreements for investor relation services, legal, board and professional consultants. In the year ended July 31, 2001, non-cash charges included $3,344,000 for options to purchase 2,200,000 shares of Common Stock to our officers, directors and employees at $.01 per share. Other non-cash charges of approximately $396,000 for the issuance of stock to settle penalties for not registering certain stock and approximately $463,000 incurred pertaining to consulting agreements for investor relation services, legal, board and professional consultants. In addition there was approximately $278,000 of offering costs associated with registration statement that were charged to earnings when the registration was withdrawn in July 2001. During the year ended July 31, 2002 and 2001 we incurred payroll related expenses of approximately $
5.1 million and approximately $3.9 million, respectively.

Depreciation and amortization was approximately $1,086,000 and $505,000 for the years ended July 31, 2002 and 2001, respectively. Depreciation of fixed assets represented approximately $312,000 and $176,000, respectively. Amortization expense of approximately $218,000 and $234,000 in fiscal year ended 2002 and 2001, respectively reflects the amortization of goodwill of from the purchase of Premier Express Claims and salvage connection. The remaining amortization in the fiscal year ended 2002 and 2001 of approximately $556,000 and $95,000, respectively, relates to the warrants and debenture conversion feature created by the debenture financing in fiscal year 2001. Due to a change in the accounting standards, no amortization is expected in the year-ended July 31, 2003 from our acquisition of Premier Express Claims or salvage connection, nor is there any amortization remaining from the debentures issued in fiscal year ended July 31, 2001.

Interest income of approximately $33,000 is included in selling, general and administrative expenses, net of interest expense of approximately $35,000 (including approximately $10,000 of debenture interest) for the year ended July 31, 2002. Interest income of approximately $24,000 is included in selling, general and administrative expenses, net of interest expense of approximately $20,000 for the year ended July 31, 2001. Interest expense related primarily to interest on shareholder loans and capital leases and interest income resulted primarily form interest earned on our cash reserves.

NET LOSS

We recognized a net loss of approximately $4.2 million and $7.6 million for the years ended July 31, 2002 and 2001, respectively. This represents a 45% decrease in the loss between the two years. Net loss before non-cash charges, which are described above, were approximately $2.1 million and $2.8 million for the years ended July 31, 2002 and 2001, respectively. We expect our net loss to narrow and then become profitable as we experience higher revenues that will increasingly absorb our fixed costs associated with our infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2002, we had cash and cash equivalents of $44,655, a $440,437 decrease from last year, and a working capital deficiency of approximately $4.5 million as of July 31, 2002 compared to $1.5 million as of July 31, 2001. The primary source of our working capital during the year ended July 31, 2002, was cash from the operations, which was $217,349 for fiscal year 2002.

We were not able to generate significant capital from the sale of our securities during fiscal year end 2002. $650,000 of convertible debentures, plus accrued interest were converted into 965,883 shares of our Common Stock effective as of September 30, 2001. On June 17, 2002, we received $99,000, net of $11,000 of expenses for 220,000 shares of Common Stock from 3 individual investors. These investors also received warrants to purchase 220,000 shares of our Common Stock at an exercise price of $.75 per share.

On November 12, 2002 we signed a term sheet on a $10,000,000 equity line of credit that will allow eAuto, once the shares are registered, to access funds over a 36-month period by selling registered shares of common stock at 94% of the market value of the shares. Under this agreement, the amount of funds available to the Company would be based on the volume of the previous 20 trading days. The purchasing party offering the equity line of credit will receive warrants for 3% of the shares sold as well as a 2% placement fee.

On November 12, 2002 we also received a commitment letter from a current investor to invest an additional $1,000,000-$2,000,000 into eAutoclaims. We expect this financing and the equity line of credit to cover the operational shortfall, if any, until we are able to reach profitability

During fiscal year ended 2002, one of our major customers filed a Chapter 11 Bankruptcy proceeding and two other insurance companies customers were placed into receivership in California. This resulted in us not collecting in excess of $800,000 in receivables from these customers during fiscal year ended 2002. We reserved approximately $400,000 of bad debt expense in connection with these proceedings for fiscal year ended 2002. Based on the current status of settlement negotiations, we anticipate collecting at least $400,000 of the receivables during fiscal year ended 2003. The collection of these outstanding receivables combined with the cost cutting measures described below should substantially improve the Company's working capital position during fiscal 2003.

Our management continues to analyze our operations and streamline where appropriate. In May 2002, we made cost cuts that should save approximately $35,000 per month for approximately $420,000 per year when fully implemented. In October 2002, we instituted additional cost cutting, which should result in savings of approximately $100,000 per month or approximately $1.2 million per year once fully instituted. These cost cutting focus primarily upon the termination of personnel, deferral of new product development and reduction in capital expenditures. We believe that cash generated from the financing and operations together with cost cuts and the collection of past due receivables described above will be sufficient to meet our working capital requirements for the next 12 months.

However, we will need to raise additional capital to pursue other business or technology acquisitions or if we experience losses that exceed our current expectations. Although we will be able to continue to grow our business base, we will not be able to grow as quickly as management would like without the infusion of additional capital. We cannot assure that we will be able to raise such funds or that such funds will be available to us on favorable terms. If we raise additional funds for the issuance of our securities, such securities may have rights, preferences or privileges similar to those of the rights of our Common Stock and our stockholders may experience additional dilution.

We are currently restricted from raising other additional debt or equity without the consent of the holders of our Series A Preferred Stock. The Series A Preferred shareholder has exclusive rights to provide any future equity line financing agreements through May 31, 2003.

Management expects revenue growth over the next fiscal year, which provides it's own working capital. However, there is no assurance that we will continue to sustain our growth. Our business has grown significantly since our inception. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period.

Our principle commitments at July 31, 2002 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements to be provided pursuant to this Item 7 begin on page F-1 of this Report, following Part III hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:

Name                               Age      Position

Eric Seidel                        39       Chief Executive Officer,
                                            President and Director

Randal K. Wright                   38       Chief Development Officer, Director

Scott Moore                        41       Chief Financial Officer

Dave Mattingly                     44       Chief Information Officer

Reed Mattingly                     33       Executive Vice President

Jeffrey D. Dickson                 59       Chairman of the Board of Directors

David Jolley                       60       Director (1)

Christopher Korge                  48       Director

Nicholas D. Trbovich, Jr.          42       Director

(1) Mr. Jolley served as a director until his death on November 6, 2002.

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

The Chief Executive Officer/President is elected and can be removed by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for their term and until their respective successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term.

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

Scott Moore, CPA became our chief financial officer effective September 11, 2000. From December 1988 through September, 2000, Mr. Moore was employed by in the Certified Public Accounting firm of Harper Van Scoik & Company in Clearwater, Florida and was a partner in that firm for the last three years. Prior to that time Mr. Moore was a senior accountant with Deloitte Haskins & Sells. Mr. Moore has 15 years of public accounting experience.

Reed Mattingly, Sr., Executive Vice President. Mr. Mattingly was formerly the
VP and General Manager of Premier Express Claims, which was recently acquired by eAutoclaims.com. He has 11 years of experience in the automotive insurance services business. Mr. Mattingly manages the overall day-to-day operations of eAutoclaims.com's Call Center in Columbia, South Carolina and the Processing Center in Oldsmar, Florida. Mr. Mattingly is responsible for customer service and overseeing the integration of new programs. Previously, he had been instrumental in expanding a start-up auto glass shop into a $5 million regional network. He had also built and managed a 24-hour/7 day national claim reporting call center. Companies under his management have been known for a "high-tech, high-touch" approach to personalized customer service. He earned a degree in Business Management from the University of South Carolina.

David Mattingly became our Chief Information Officer in June 2002. He had previously held the position of VP IT at eAutoclaims since March of 2001. Mr. Mattingly develops and manages the Company's technology initiatives. He is responsible for research of `cutting edge' technologies and the creation of `next horizon' eAutoclaims products. He oversees and manages all eAutoclaims technology projects, inclusive of projects in both Network Administration and Programming departments. Mr. Mattingly also develops and maintains internal intranet applications and processes. Mr. Mattingly has been in the Computer Technology field for over 21 years. He earned a degree in Electronic Engineering Technology from the State University of New York during his seven-year tour with the United States Air Force. Mr. Mattingly has several other Computer Electronics & Technology degrees and is currently enrolled in the University of Phoenix MBA program with an emphasis in Technology Management.

Stacey Adams, Sr. Vice President Operations. Ms. Adams has been with eAutoclaims since its inception in December 1999. She is formerly the Operations Manager of the Royal Care Division. She has over 5 years experience in the insurance and technology industries. Prior to eAutoclaims Ms. Adams was with a Senior Customer Account Representative/Account Executive with NetWireless from April 1998 to February 1999, where she provided technical support and marketing support for the customers and sales team. Stacey has earned a bachelor's in communications from Arizona State University and carries agents license in Property & Casualty Insurance.

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

David Jolley served as a director from June 2000 until his death on November 6, 2002.

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

John Prozinski, Vice President Business Development. Mr. Prozinski joined eAutoclaims in August 1998. During his time with eAutoclaims he has also held positions as Regional Sales Manager, National Body Shop Manager, and Director of Consumer Products. In March of 2002 he was promoted to the Vice President of Business Development. From August of 1995 through August of 1998 Mr. Prozinski was a regional sales manager for Ashland, Inc. covering North American and Canadian. He holds a bachelor's degree from St. John's University and is a past president of the United States Junior Chamber of Commerce.

Larry C. Colton, Controller. Mr. Colton joined eAutoclaims in December 2000. He has over 25 years experience in accounting and finance, having held a variety of positions in several industries. Between December 1997 and December 2000, Mr. Colton was Vice President of an asset management division of Sky Financial Group. He holds a bachelor's degree from Elmhurst College and a Masters of Business Administration degree from Northern Illinois University.

Election

The Company's Bylaws fix the size of the Board of Directors at no fewer than three and no more than nine members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently there are six directors.

Committees of the Board and Meetings

During the fiscal year ended July 31, 2002 we have held five board of directors meetings.

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

Compensation Committee. The Compensation Committee reviews and approves the compensation of the Company's officers, reviews and administers the Company's stock option plans for employees and makes recommendations to the Board of Directors regarding such matters. The members of the Compensation Committee are Mr. Dickson, Chairman, and Mr. Trbovich.

Director Compensation

The board members are paid $500 plus expenses for each board meeting they attend in person, and $300 for each board meeting they attend via conference call. Each outside director is entitled to $1,250 worth of Common Stock to be issued on a quarterly basis at the fair market value as of the end of each quarter. For the fiscal year ended July 31, 2002 and 2001, we have issued 35,257 and 10,702 shares, respectively, to our outside directors under this arrangement.

         Directors are also compensated with stock options at various points throughout the year. All these options have an exercise price set at the market value of the stock on the date of the granting of the option. The have an exercise term of five years and vest after one year. For the fiscal year ended July 31, 2001, five directors received options on December 14, 2000 of 10,000 shares at $0.90 each, and four outside directors received 25,000, 12,500 and 12,500 options on April, 9 2001, April 30, 2001 and July 31, 2001 at an exercise prices of $1.53, $1.91 and $1.75, respectively, for a total of 250,000 options. For the fiscal year ended July 31, 2002, four directors received 12,500 options on both October 31, 2001 and January 31, 2002 with exercise prices $0.47 and $0.73 each, and three outside directors received 12,500 options on both April, 30 2002 and July 31, 2002 at an exercise prices of $0.51, $0.36, respectively, for a total of 175,000 options. The outside board members will be issued 12,500 options at the end of each quarter at the market value at the end of each quarter as compensation for their services. All these options are exercisable after one year and have terms of five years. No additional options or compensation are issued or paid for serving on committees.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid or accrued by us for the fiscal years ended July 31, 2002 and 2001 to or for the account of our Officers that exceed $100,000. During fiscal year ended July 31, 2000, no other executive officer or director received benefits or annual salary and bonus of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of those other executive officers.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Long-Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                 Annual Compensation                 Awards                    Payouts
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Long-Term
                                                                      Other       Restricted    Securities    Incentive      All
Name of Individual &            Fiscal                                Annual         Stock      Underlying      Plan        Other
Principal Position               Year     Salary     Bonus (2)     Compensation     Awards     Options/SARs    Payouts  Compensation
------------------------------------------------------------------------------------------------------------------------------------
Eric Seidel                     2000 (1)   $76,920       -0-          -0-            -0-           65,000        -0-         -0-
President and                   2001      $162,835       -0-          -0-            -0-        1,080,000        -0-         -0-
Chief Executive Officer         2002      $249,398     $37,500      $76,311          -0-          182,870        -0-         -0-

Scott Moore                     2001      $111,539       -0-          -0-            -0-          222,000        -0-         -0-
Chief Financial Officer         2002      $130,726       -0-          -0-            -0-          106,250        -0-         -0-

Randy Wright                    2001      $118,038       -0-          -0-            -0-          120,000        -0-         -0-
Chief Development Officer       2002      $123,718       -0-          -0-            -0-          102,778        -0-         -0-

Gaver Powers                    2001       $98,700       -0-          -0-            -0-          165,000        -0-         -0-
Chief Information Officer       2002      $100,946       -0-          -0-            -0-           99,306        -0-         -0-

Reed Mattingly                  2001       $95,078       -0-          -0-            -0-           90,000        -0-         -0-
Executive Vice President        2002      $115,932       -0-          -0-            -0-          100,463        -0-         -0-

Dave Mattingly
Chief Information Officer       2002      $100,303       -0-          -0-            -0-           66,204        -0-         -0-
------------------------------------------------------------------------------------------------------------------------------------

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

(2) Other annual compensation, including cell phones is less than 10% of the officers' salaries and is therefore not disclosed above.

Option/SAR Grants in Last Fiscal Year

------------------------------------------------------------------------------------------------------------------------------------
                                          Percent of Total
                           Number of         Options/SARs
                           Securities          Granted
                           Underlying       to Employees/         Exercise       Fair Market Value
                          Options/SARs        Directors           or Base            At date of            Expiration
Name of Individual        Granted (2)       In Fiscal Year         Price               Grant                  Date
------------------------------------------------------------------------------------------------------------------------------------
Eric Seidel                  50,000             12.3%              $0.69               $0.69                9/18/06
                             75,000              8.3%              $0.55               $0.55                3/27/07
                             57,870 (1)         23.8%              $0.01               $0.35                7/29/12

Scott Moore                  25,000              6.2%              $0.69               $0.69                9/18/06
                             50,000              5.6%              $0.55               $0.55                3/27/07
                             31,250(1)          12.9%              $0.01               $0.35                7/29/12

Randy Wright                 25,000              6.2%              $0.69               $0.69                9/18/06
                             50,000              5.6%              $0.55               $0.55                3/27/07
                             27,778(1)          11.4%              $0.01               $0.35                7/29/12

Gaver Powers                 25,000              6.2%              $0.69               $0.69                9/18/06
                             50,000              5.6%              $0.55               $0.55                3/27/07
                             24,306(1)          10.0%              $0.01               $0.35                7/29/12

Reed Mattingly               25,000              6.2%              $0.69               $0.69                9/18/06
                             50,000              5.6%              $0.55               $0.55                3/27/07
                             25,463(1)          11.4%              $0.01               $0.35                7/29/12

Dave Mattingly               15,000              3.7%              $0.69               $0.69                9/18/06
                             35,000              3.9%              $0.55               $0.55                3/27/07
                             16,204(1)           6.7%              $0.01               $0.35                7/29/12

------------------------------------------------------------------------------------------------------------------------------------

(1)  These options were granted with a term of 10 years and vests immediately.
(2) Except as described in the description of Mr. Seidel's employment contract below, each option granted has a term of 5 years, vests
     1/3 each year of 3 years.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table provides information with respect to the named officer concerning exercised and unexercised options in fiscal year ended July 31, 2002.

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Number of Securities         Value of Unexercised
                                                                 Underlying Unexercised            In-The-Money
                              Shares                                  Options/SARs                 Options/SARs
Name of                    Acquired on          Value            at Fiscal Year End (#)       at Fiscal Year End($)
Individual                 Exercise (#)     Realized (1)       Exercisable/Unexercisable     Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Eric Seidel                  100,000           $37,000            1,065,370 / 162,500            $ 293,255
Scott Moore                       -0-               -0-             138,584 / 189,666             $ 28,437
Randy Wright                  50,000           $23,500              116,112 / 121,666               $9,722
Gaver Powers                      -0-               -0-             132,640 / 191,666              $26,007
Reed Mattingly                40,000           $18,800              107,129 / 108,334              $ 8,912
Dave Mattingly                25,000           $11,750                42,870 / 83,334              $ 5,671

------------------------------------------------------------------------------------------------------------------------------------

(1) Value Realized represents the market value of the underlying securities on the exercise date minus the exercise price of such options.

(2) Value Realized represents the market value of the underlying securities on 7/31/02 minus the exercise price of such options.

Employment Contracts and Other Arrangements

On May 21, 2001, our Board of Directors approved an Amended and Restated Employment Agreement with Mr. Seidel. This agreement has a two (2) year term. His annual base salary was increased to $200,000, effective May 21, 2001 through December 31, 2001. From January 1, 2002 through May 20, 2003, his minimum annual base salary will be $250,000. His base salary may be increased, but not decreased. Mr. Seidel was paid a special one-time bonus equal to 15% of his base salary on January 15, 2002.Mr. Seidel took a voluntary pay cut reducing his annual salary to $212,500 effective May 2002. He retains his right to bonus compensation as determined by the Compensation Committee, which at no time may be less than 5% of our pre-tax profits. Mr. Seidel may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. He continues his entitlement to reimbursement of ordinary, necessary and reasonable business expenses incurred in connection with his services. He continues his right to participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to a $750 per month automobile allowance and additional benefits with the fair market value of $24,000 per year. He is entitled to reimbursement for educational costs that are relevant to our business or his management duties.

Upon execution of this Agreement, we agreed to loan Mr. Seidel $50,000, without interest, repayable in 24 months after the date of the loan. Mr. Seidel has repaid this loan in full. Mr. Seidel's Employment Agreement also granted him the right to receive a $250,000 loan if we closed a public offering. If made, this loan was to be forgiven under certain circumstances, including a change of control or a termination for any reason other than for cause pursuant to his Agreement. In light of the Sarbanes-Oxley Act of 2002, Mr. Seidel has requested that this provision be deleted from his Employment Agreement.

Mr. Seidel agrees that during the terms of this Agreement and for a period of 18 months after termination of the Agreement, he will not compete with us. However, if he is terminated for any reason other than for "Cause" (including voluntary termination on his behalf) or after a Change of Control, then his non-compete covenant is released. A Change of Control is defined to mean any merger or sale of the Company, a change in the composition of the Board of Directors, such that current members of the Board are no longer a majority in number of the Board of Directors, an event of default is declared under our agreements and understandings with the Series A Preferred Stockholders, or any holder of the Series A Preferred Stock elects to convert such Series A Preferred Stock into shares of our Common Stock, which results in the holders of the Series A Preferred Stock or their affiliates owning greater than 15% of our outstanding shares of Common Stock. All stock options granted to Mr. Seidel's vests over the remaining term in his contract.

In connection with the acquisition of Premier Express Services, Inc. ("PEC"), we entered into an employment agreement with Randal K. Wright. Mr. Wright is currently our Chief Development Officer, and was a founder and president of PEC. This agreement was effective July 1, 2000, and has a term of three (3) years. Under this agreement, Mr. Wright is entitled to an annual base salary of $110,000 through June 30, 2001, $120,000 through June, 2002, and $125,000 through June 30, 2003. Mr. Wright took a pay cut reducing his annual salary to $102,000 effective May 2002. Mr. Wright is entitled to bonuses as determined by our Compensation Committee, which may be paid in cash or shares of our Common Stock on such terms as approved by our board of directors. Mr. Wright is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock option plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to a $700 per month automobile allowance. Mr. Wright was issued options to acquire 65,000 shares of our Common Stock at an exercise price of $2.00 per shares, which was the fair market value of such shares as of the date of his agreement. The options granted to Mr. Wright are fully vested and exercisable immediately. These options have an exercise period of five (5) years from the date of his agreement. During the term of his agreement and for a period of two (2) years after termination of his agreement, Mr. Wright is subject to a non-competition and restrictive covenant with us.

In connection with the acquisition of Premier Express Services, Inc. ("PEC"), we entered into an employment agreement with Reed Mattingly. Mr. Mattingly is currently our Chief Operating Officer. This agreement was effective July 1, 2000, and has a term of three (3) years. Under this agreement, Mr. Mattingly is entitled to an annual base salary of $110,000 through June 30, 2003. Mr. Mattingly took a pay cut reducing his annual salary to $93,500 effective May 2002. Mr. Mattingly is entitled to bonuses as determined by our Compensation Committee, which may be paid in cash or shares of our Common Stock on such terms as approved by our board of directors. Mr. Mattingly is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock option plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to a $700 per month automobile allowance. Mr. Mattingly was issued options to acquire 65,000 shares of our Common Stock at an exercise price of $2.00 per shares, which was the fair market value of such shares as of the date of his agreement. The options granted to Mr. Mattingly are fully vested and exercisable immediately. These options have an exercise period of five (5) years from the date of his agreement. During the term of his agreement and for a period of two (2) years after termination of his agreement, Mr. Mattingly is subject to a non-competition and restrictive covenant with us.

On August 14, 2000, we entered into an employment agreement with M. Scott Moore, our Chief Financial Officer. This agreement has a term of three (3) years, and commences on September 11, 2000. Under this agreement, Mr. Moore is entitled to an annual base salary of $125,000 through September 10, 2001, $135,000 through September 10, 2002, and $145,000 through September 10, 2003. Mr. Moore took a pay cut reducing his annual salary to $114,750 effective May 2002. Mr. Moore is entitled to bonus compensation as determined by the Company's board of directors or Compensation Committee. Such bonuses may be paid in cash or issued in shares of our Common Stock on such terms as approved by our board of directors. Mr. Moore is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to an automobile allowance of $400 per month during the term of his agreement. Mr. Moore was issued options to purchase 102,000 shares of our Common Stock at an exercise price of $2.6875 per share, which was the fair market value of the closing price of our shares as of the effective date of his agreement. These options vest in 1/3 installments over each year of employment. These options have a cashless exercise provision and a maximum exercise period of 5 years. We have agreed to pay directly all co-payments for his spouse and family, until such time as his spouse and family qualify under our benefit plans. If Mr. Moore is terminated with cause or we elect not to renew this agreement, then he is entitled to three (3) months severance pay at his then current base salary. Mr. Moore has agreed not to compete with us during the term of this agreement and for a period of two (2) years after termination of this agreement.

All the Executive management team, including Mr. Seidel, Mr. Wright, Mr. Mattingly, Mr. Moore, and Mr. Powers, has taken a 15% pay cut effective May 2002 in exchange for stock options. Additionally, six other senior managers took at 10%-15% salary reduction in exchange for stock options.

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

Base Salary. Base salary is designed primarily to be competitive with base salary levels in effect at high technology companies that area of comparable size and with which we compete for executive personnel. Base salary is set annually based on job-related experience, individual performance and pay levels of similar positions at comparable companies. Salaries for executive officers for 2002 were generally determined on an individual basis by evaluating each executive's scope of responsibility, performance, prior experience and salary history, as well as salaries for similar positions at comparable companies.

Cash Performance Awards. Cash performance awards, such as bonuses, will be tied to the achievement of performance goals, financial or otherwise, established by the committee. We had no formal management incentive plan in 2002.

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

The number of shares subject to stock options granted is within the discretion of the Compensation Committee. In determining the size of stock option grants, the Compensation Committee considers the officer's responsibilities, the expected future contribution of the officer to the Company's performance and the number of shares, which continue to be subject to vesting under outstanding options. For 2002, options were granted to the executive officers based on their positions and a subjective assessment of individual performances. Stock options typically have been granted to executive officers when the executive first joins the Company. At the discretion of the Committee, executive officers may also be granted stock options to provide greater incentives to continue their employment with the Company and to strive to increase the value of the Company's Common Stock.

Compensation for the Chief Executive Officer. Mr. Seidel's base salary for the year 2002 was determined by the employment agreement we assumed with Mr. Seidel. The Compensation Committee believes that the employment agreement terms are in a manner consistent with the factors described above for all executive officers. As part of Mr. Seidel's employment agreement, Mr. Seidel's base salary was increased to an annual rate of $250,000 effective January 1, 2002. Mr. Seidel took a voluntary 15% reduction in pay to $212,500 effective May 2002 until the company becomes profitable.

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

During the fiscal year ended July 31, 2002 the President/CEO distributed 1,623,170 options to employees in accordance with the 1998 Plan. In addition, 175,000 options were granted to board members.

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

As of September 30, 2002, we have issued, or reserved for issuance, 7,778,284 shares of our Common Stock relating to outstanding options and warrants which are categorized as follows:

 Options issued to Directors                               1,388,000 (1)

 Options issued to Chief Executive Officer                 1,227,870 (2)

 Options issued in connection with acquisition of PEC        130,000 (3)

 Options issued to Employees                               2,527,600 (4)

 Options issued to Consultants                                86,429 (5)

 Options Outstanding prior to eAutoclaims.com merger           4,000

 Warrants relating to debentures                           1,150,000 (6)

 Warrants relating to private placement                      220,000 (7)

 Purchaser's Warrants                                        780,000 (8)

 Agent's Warrants                                            264,385 (9)
                                                          ----------

                            Total                         7,778,284
                                                         ==========

(1) 2,000 of each director's options are exercisable after one year at $2.00 per share. 20,000 of each director's options are exercisable after one year at $5.06 per share. 10,000 of each director's option are exercisable after one year at $.90 per share. We granted Mr. Jessop, a former director, immediately exercisable options to acquire 50,000 shares of Common Stock at $1.312. The exercise price of all above described options was equal to the fair market value at the dates these director's options were authorized. On April 9, 2001, we awarded Mr. Dickson, our chairman, immediately exercisable non-qualified options to acquire up to 900,000 common shares at an exercise price of $.01. As of April 9, 2001, the closing bid price of a share of our Common Stock on the OTCBB was $1.53. See "Directors and Executive Officers - Director Compensation". On April 9, 2001, 25,000 options were given to each of four outside board members for a total of 100,000 options. These options were at a fair market value exercise price of $1.53 per share, vested after one year with a term of 5 years. On April 30, 2001, we issued options to acquire a total of 50,000 shares of our Common Stock to our four (4) outside directors (12,500 each). The options have an exercise price of $1.91 per share, which was the market price of our Common Stock as of that date. On July 31, 2001, we issued options to acquire a total of 50,000 shares of our Common Stock to our four (4) outside directors (12,500 each). The options have an exercise price of $1.75 per share, which was the market price of our Common Stock as of that date. These options are exercisable after one year and have a five (5) year term. For the fiscal year ended July 31, 2002, four directors received 12,500 options on both October 31, 2001 and January 31, 2002 with exercise prices $0.47 and $0.73 each, and three outside directors received 12,500 options on both April, 30 2002 and July 31, 2002 at an exercise prices of $0.51, $0.36, respectively, for a total of 175,000 options. Mr. Jessop resigned from the board causing 75,000 options to be cancelled.

(2) 65,000 of these options are exercisable at any time through April 2005 at $2.00 per share. The remaining 200,000 options vest over the remaining life of his contract, which ends on 5/21/03, at exercise prices of between $0.69 and $2.00. On April 9, 2001, we awarded Mr. Seidel, immediately exercisable non-qualified options to acquire up to 880,000 common shares at an exercise price of $.01. As of April 9, 2001, the closing bid price of a share of our Common Stock on the OTCBB was $1.53. During the year ended July 31, 2002, 100,000 of the options issued on April 9, 2001 were exercised. During the fiscal year ended July 31, 2002 Mr. Seidel was awarded 50,000, 75,000 and 57,870 options with exercise prices of $0.69, $0.55 and $0.01 per share, respectively. See "Directors and Executive Officers - Employment Contracts and Other Matters".

(3) 65,000 options immediately exercisable at $2.00 per share were issued to each of Randall K. Wright and Reed Mattingly. See "Executive Compensation - Employment Contracts and Other Matters".

(4) Represents options issued to our employees at exercise prices ranging from $0.01 to $3.37. 995,739 shares of these options are currently exercisable. The remaining options vest over a three year term. On April 9, 2001, 420,000 options were granted to various employees with an exercise price of $.01 per share, vested immediately with a term of 10 years. On July 29, 2002, the employees were issued 184,800 options with an exercise price of $0.01 per share.

(5) 65,000 of these options are held by our Chairman, Mr. Dickson, and are immediately exercisable at $2.00 per share. See "Certain Relationships and Related Transactions". The other 21,429 options were given to a public relations consultant with an exercise price of $0.49 per share.

(6) Represents warrants issued to the agents of the debenture investors, exercisable at $0.63 per share, with a term of 10 years.

(7) Represents warrants issued to purchasers of commons stock on June 17, 2002 with an exercise price of $0.75 per share, with a term of 5 years.

(8) Represents warrants issued to the purchasers of our Series A Preferred Stock. Of these warrants, 300,000 are exercisable at $3.00; 90,000 are exercisable at $1.4625; 90,000 exercisable at $3.33; and 300,000 are exercisable at $2.60. See "Market for Common Equity and Related Stockholder Matters - Preferred Stock and Related Warrants".

(9) Represents warrants issued to Thomson Kernaghan and Greenfield Investments, as Agents, exercisable at $4.50. See "Market for Common Equity and Related Stockholder Matters - Preferred Stock and Related Warrants".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information with respect to the beneficial ownership of our Common Stock as of September 30, 2002, by:

o    each person who we know beneficially owns more than 5% of our Common Stock;
o    each of our directors and each individual who serve as our named executive
o officers individually; and all of our directors and executive officers as a group.

 Name and Address of             Amount and Nature of
 Beneficial Owner (1)            Beneficial Ownership      Percentage(2)(19)
 --------------------            --------------------      -----------------
 Eric Seidel (3)                       1,577,771                 7.88%
 Randal K. Wright (4)                    483,645                 2.53%
 Scott Moore (5)                         182,417                 0.95%
 Gaver Powers (6)                        200,345                 1.05%
 Reed Mattingly (7)                      261,129                 1.37%
 Dave Mattingly (8)                       81,037                 0.43%
 Jeffrey D. Dickson (9)                1,169,350                 5.86%
 David Jolley (10)                        99,709                 0.52%
 Nicholas D. Trbovich, Jr. (11)          106,789                 0.56%
 Christopher Korge (12)                1,597,799                 7.97%
 High Tor Limited (13)                 1,000,000                 5.27%
 John E. McConaughy (14)               1,358,235                 7.16%
 Canadian Advantage Limited            2,991,504                15.77%
 Partnership (15)                      1,137,330                 6.00%
 Advantage (Bermuda) Fund,
     Ltd. (16)                         1,315,680                 6.94%
 Entrade, Inc. (17)

 Directors and officers                5,759,931                25.10%
 as a group (10 persons) (18)

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless otherwise noted, each such person is deemed to be the beneficial owner of shares of Common Stock held by such person on September 30, 2002, and any shares of Common Stock which such person has the right to acquire pursuant to securities exercisable or exchangeable for, or convertible into, Common Stock, within 60 days from such date. The address of each beneficial owner is in care of the Company, 110 East Douglas Rd, Oldsmar, Florida 34677.

(2) Based on 18,994,483 shares of Common Stock outstanding at the close of business on September 30, 2002. This amount excludes shares of our Common Stock underlying the conversion rights of our Series A Preferred Stock and excludes 7,778,284 shares reserved for outstanding options and warrants. 1,000,000 warrants issued to Mr. Korge were included (see note12 below).

(3) 400,000 shares of our Common Stock were issued to Mr. Seidel as founder shares. He acquired 12,341 in open market purchases and exercised 100,000 of options granted to him by the company. This amount also includes vested options to acquire 837,870 Common Shares at an exercise price of $.01 and options to acquire 227,500 Common Shares at exercise prices between $0.55 and $2.00. This amount excludes options, which are not vested over the next 60 days, to acquire 162,500 Common Shares at an exercise price of between $0.55 to $2.00 , which vest through May 21, 2003. See "Executive Compensation - Employment Contracts and Other Matters".

(4) 256,000 shares of our Common Stock were issued to Mr. Wright in connection with the Premier Express Services, Inc. merger. 50,000 shares of our Common Stock were issued in satisfaction of a $24,000 promissory note due to Mr. Wright in connection with the Premier Express Services, Inc. merger. Mr. Wright exercised options to acquire 50,000 shares of our Common Stock at an exercise price of $.01 in September 2001. Mr. Wright has acquired approximately 3,200 shares (net) in open market purchases. He is also the holder of vested options to acquire up to 27,778 shares of our common stock at an exercise price of $0.01, and 96,667 shares of our Common Stock at an exercise price between $0.69 and $2.00. This amount excludes options to acquire 113,333 shares of our Common Stock, which are not vested or exercisable over the next 60 days at the exercise prices of $0.55 to $2.00, which vest through March 27, 2005. See "Executive Compensation".

(5) This amount represents (i) 1,500 common shares acquired in open market purchase, (ii) options to acquire 81,250 common shares at an exercise price of $.01, and (iii) vested options to acquire up to 99,667 common shares at an exercise price between $0.55 and $2.00. This amount excludes unvested options for 147,333 common shares at exercise prices between $0.69 and $2.69, which vest through March 27, 2005. See "Executive Compensation - Employment Contracts and Other Matters".

(6) This amount represents (i) 4,372 common shares, (ii) vested options to acquire up to 74,306 common shares at an exercise of $.01, and (iii) vested options to acquire up to 121,667 common shares at exercise prices between $0.69 and $2.38. This amount excludes unvested options for up to 128,333 common shares at exercise prices of $0.55 to $2.38, which vest through March 27, 2005.

(7) Mr. Reed Mattingly's ownership consists of (i) 64,000 of our common shares issued to him in connection with the Premier Express Claims, Inc. merger,
     (ii) the issuance of 41,667 shares in satisfaction of a $20,000 promissory note plus interest related to the Premier Express Claims, Inc. merger,
     (iii) the exercise of options to acquire 40,000 shares at an exercise price of $.01, (iv) vested options to acquire up to 25,463 shares of our common stock at an exercise price of $0.01, and (v) options to acquire up to 89,999 shares at exercise prices between $0.69 to $2.00. This amount excludes unvested options to acquire up to 100,001 common shares at exercise prices of $0.69 to $2.00, which vest through March 27, 2005. See "Executive Compensation".

(8) Mr. Dave Mattingly's ownership consists of (i) 25,000 of our common shares issued to him when he exercised his option to purchase 25,000 shares at $.01 per share, (ii) 1,500 shares that he purchased on the open market,
     (iii) vested options to acquire up to 16,204 shares of our common stock at an exercise price of $0.01, and (v) options to acquire up to 38,333 shares at exercise prices between $0.69 and $2.00. This amount excludes unvested options to acquire up to 71,667 common shares at exercise prices of $0.55 to $2.00, which vest through March 27, 2005. See "Executive Compensation".

(9) 160,000 shares of our Common Stock were issued to Mr. Dickson as founder shares. Also includes options to acquire up to 997,000 shares of our Common Stock and 12,350 shares acquired in the open market. See Directors and Executive Officers - Director Compensation".

(10) Mr. Jolley's ownership consists of (i) 12,709 shares issued to him for his service on the board, (ii) 5,000 shares that he purchased on the open market, (iii) options to acquire up to 82,000 shares at exercise prices between $0.90 and $5.06. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.36 to $0.73, which vest through July 31, 2003. See Directors and Executive Officers - Director Compensation".

(11) Mr. Trbovich, Jr.'s ownership consists of (i) 12,709 shares issued to him for his service on the board, (ii) 2,080 shares that he purchased on the open market, (iii) 10,000 shares owned by Mr. Trbovich's wife, of which he disclaims beneficial ownership, and (iv) options to acquire up to 82,000 shares at exercise prices between $0.90 and $5.06. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.36 to $0.73, which vest through July 31, 2003. See Directors and Executive Officers - Director Compensation".

(12) Mr. Korge's ownership consists of (i) 488,090 common shares relating to the conversion of $300,000 of our convertible debentures, which matured on September 30, 2001 at a conversion price of $0.63, (ii) 12,709 shares issued to him for his service on the board, (iii) 15,000 shares that he purchased on the open market, (iv) warrants to acquire up to 1,000,000 shares of our Common Stock at a conversion price of $0.63 in connection with the issuance of our convertible debentures, and (v) options to acquire 82,000 shares at exercise prices between $0.90 and $5.06 for services as a director. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.36 to $0.73, which vest through July 31, 2003. See Directors and Executive Officers - Director Compensation".

(13) Represents shares acquired through open market purchases as reported on
     Schedule 13G filed on or about May 31, 2001. Mr. Paul R. Sandford is the managing director of High Tor Limited, and has investment making and voting control over these securities.

(14) Represents shares acquired privately in October, 2001 as reported on a
     Schedule 13G filed on or about October 21, 2001.

(15) Represents shares received upon the conversion of preferred shares in March 2002 as reported on a Schedule 13D on or about March 26, 2002.

(16) Represents shares received upon the conversion of preferred shares in March 2002 as reported on a Schedule 13D on or about March 26, 2002.

(17) Represents shares acquired privately in December 2001 as reported on a
     Schedule 13G filed on or about December 13, 2001.

(18) Includes outstanding options to acquire up to 2,488,000 shares of our Common Stock issued to our officers and directors, which are currently exercisable.

(19) Excludes warrants to acquire 641,220 shares of our common stock and excludes shares of our common stock relating to the conversion of our Series A Preferred Stock owned by Governor's Road, LLC. David Sims as the director of Navigator Management, which is the general partner of this fund, is the natural person who controls and has investment making decision authority over our securities owned by Governors Road, LLC. Mr. Sims disclaims beneficial ownership of all of these shares. Each of these entities has entered into an agreement which provides that such entity will not acquire any additional shares of our Common Stock in the open market or, convert our Series A Preferred Stock into the Common Stock or exercise warrants if the effect of such a purchase, exercise or conversion would be to increase such entity's equity ownership position above 4.9%. Accordingly, because it is not anticipated that any of these entities will acquire beneficial ownership within the next 60 days of shares of our Common Stock underlying warrants or conversion privileges of our Series A Preferred Stock such amounts are excluded from the above tables.

         *     Less than .1%.
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In consideration for these consulting services Mr. Dickson is entitled to an annual consulting fee of $84,500, payable every two (2) weeks. Mr. Dickson took a voluntary fee reduction of 15% to $71,825 effective May 2002. In addition, Mr. Dickson is entitled to a non-interest bearing $126,500 line of credit. As of July 31, 2002, $107,794 is outstanding under this arrangement. Commencing in September 2002, Mr. Dickson has agreed to take a more active role in the affairs of the Company. Mr. Dickson is spending a substantial amount of his time dealing with administrative matters, investor relations and public relations. This frees up Mr. Seidel's time to focus on sales and marketing. In consideration of such additional services, Mr. Dickson's annual consulting fee has been increased to $100,000. The Company and Mr. Dickson have agreed that $3,000 per month of his consulting fee will be withheld by the Company and used to reduce the outstanding balance under the line of credit. No further borrowings will be made under this line of credit.

In January 2002, we issued 551,629 shares to Governors Road in connection with the conversion of 42 shares of preferred stock and its accrued interest. In March 2002, we issued 4,097,951 common shares to Canadian Advantage Limited Partnership (2,991,504 shares) and Advantage (Bermuda) Fund, Ltd. (1,106,447 shares) in connection with the conversion of 210 shares of Series A Preferred Stock.

In September 2002, we issued 327,250 common shares to Governors Road in connection with the conversion of 11 shares of preferred stock and its accrued interest. Accordingly, Governors Road, LLC is the sole owner of the 257 shares of our currently outstanding Series A Preferred Stock.

In July 2002, a receiving order was issued against Thompson Kernaghan by the Ontario Superior Court of Justice and Ernst & Young, Inc. was named trustee to the Estate of Thompson Kernaghan. Mark Valentine was dismissed as an officer of Thompson Kernaghan. Mr. Valentine was also the managing partner of the partnerships, which were distributed our common shares in connection with the conversion of our Series A Preferred Stock in March 2002, described above. It is our understanding that these partnerships have removed Mr. Valentine as the managing partner and replacing him with a new managing partner with investment decision-making authority over the Company's shares held by these partnerships. We do not currently know the identity of the person or entity which has decision-making authority over these shares.

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

In fiscal year ended 2002 and 2001, we issued 234,277 and 150,000 shares, respectively, of our Common Stock to Michael T. Cronin, Esq., who is a partner in the law firm which serves as our corporate and securities counsel, in consideration for $105,040 and $157,720 of his services charged at normal hourly rates. All other charges incurred by us for other employees of his firm are paid in cash. As of July 31, 2002, all these common shares have been earned.

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

Christopher Korge, one of our directors, purchased $300,000 of these debentures. Upon the September 30, 2001 maturity date, we converted the $300,000 face amount of debentures acquired by Mr. Korge into 476,190 shares of our Common Stock (a $0.63 conversion price). In consideration for Mr. Korge's purchasing and facilitating the placement of these debentures, we have agreed to issue Mr. Korge, or his assigns, warrants to acquire 1,000,000 shares of our Common Stock and Mr. Seidel's brother-in-law warrants to acquire 150,000 shares of our Common Stock, both at an exercise price of $0.63 per share.

ITEM 13. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(a)      Exhibits

The following exhibits are amended/restated in their entirety to reflect our merger with eAutoclaims.com.

Exhibit No.       Description

1.1     [Reserved]
1.2     [Reserved]
3.1 Articles of Incorporation of Samuel Hamann Graphix, Inc. (Nevada) as amended (1)
3.2 Articles of Merger between Samuel Hamann Graphix, Inc. (Nevada) and Samuel Hamann Graphix, Inc. (California) (1)
3.3     By-laws of Transformation Processing Inc. (Nevada).(1)
3.4     Articles of Merger between of TPI (Ontario) and TPI (Nevada) (1)
3.5 Agreement and Plan of Merger by and between Transformation Processing, Inc. and eAutoclaims.com, Inc., dated April 26, 2000 (3)
3.6 Articles of Merger of eAutoclaims.com, Inc., a Delaware corporation with and into Transformation Processing, Inc., a Nevada corporation (5)
3.7 Agreement and Plan of Merger by and among eAutoclaims.com, Inc., a Nevada corporation, eAutoclaims.com Acquisition, a South Carolina corporation, Premier Express Claims, Inc., a South Carolina corporation, and its stockholders, dated June 8, 2000 (2)
3.8 First Amendment to Agreement and Plan of Merger with Premier Claims, Inc., dated June 27, 2000 (2)
3.9 Articles of Merger or Share Exchange between Premier Express, Inc., as the surviving corporation and eAutoclaims.com Acquisition Corporation, filed July 20, 2000 with the Secretary of State of South Carolina (5)
3.10 Promissory Note dated June 27, 2000 between eAutoclaims.com, Inc. and Randal K. Wright and S. Reed Mattingly (2)
3.11 Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc. and Randal K. Wright (2)
3.12 Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc. and S. Reed Mattingly. (2)
4.1     Specimen of Common Stock Certificate (1)
4.2     [Reserved]
4.3     [Reserved]
4.4     The Registrants 1998 Stock Option Plan (4)
4.5     [Reserved]
4.6     Form of Stock Option Agreement to Employees(6)
4.7     Form of Directors Stock Option Agreement(6)
4.8     Form of Non-Qualified Stock Option Agreement(6)
5.1     [Reserved]
10.1 Employment Agreement between eAutoclaims.com, Inc. and Eric Seidel dated February 1, 2000 (5)
10.2 Employment Agreement between eAutoclaims.com, Inc. and Randal K. Wright dated July 1, 2000 (2)
10.3 Employment Agreement between eAutoclaims.com, Inc. and S. Reed Mattingly dated July 1, 2000 (2)
10.4 Employment Agreement between eAutoclaims.com, Inc. and M. Scott Moore dated August 14, 2000 (5)
10.5 Employment Agreement between eAutoclaims.com, Inc. and Gaver Powers dated April 13, 2000 (5)
10.6 Consulting Agreement between eAutoclaims.com, Inc. and Jeffrey D. Dickson dated December 1, 1999 (5)
10.7 Consulting Agreement between eAutoclaims.com, Inc. and Liviakis Financial Communications, Inc. dated February 1, 2000 (5)
10.8 Amendment No. 1 to Consulting Agreement between eAutoclaims.com, Inc. and Liviakis Financial Communications, Inc. dated September 18, 2000 (5)

10.9 Lease Agreement between eAutoclaims.com, Inc. and KWPH, Inc., dated October 17, 2000 (5)
10.10 Service Agreement between eAutoclaims.com, Inc. and WE Securities, Inc. dated August 8, 2000 (5)
10.11 Business Consulting Agreement between eAutoclaims.com, Inc. and TTG LLC dated September 8, 2000 (5)
10.12 Commercial lease dated October 12, 1998 between Premier Express Claims, Inc. and Stephenson Park Associates Limited (5)
10.13   [Reserved]
10.14 Certificate of Full Performance of Proposal - Form 46 filed by BDO Dunwoody Limited - Trustee dated May 8, 2000 (5)
10.15 Order of the Superior Court of Justice in the Matter of the Proposal of Transformation Processing, Inc. dated November 25, 1999 (5)
10.16 Proposal of Transformation Processing, Inc. - Court File No. 32-107046 filed in the Superior Court of Justice dated October 14, 1999. (5)
10.17 Share Exchange Agreement between Transformation Processing, Inc. and certain of its securities holders dated April 30, 2000 (5)
10.18   [Reserved]
10.19 Securities Purchase Agreement effective June 27, 2000 between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (5)
10.20 Certificate of Rights, Designations, Preferences and Limitations of Series A Convertible Preferred Stock (5)
10.21 Security Agreement between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (5)
10.22   Form of Purchasers Warrant (5)
10.23   Form of Agents Warrant (5)
10.24   Registration Rights Agreement (5)
10.25 eAutoclaims.com, Inc. Agreement with Certain Securities Holders effective May 31, 2000 (5)
10.26 eAutoclaims.com, Inc. Agreement with Sovereign Partners, Ltd. effective May 31, 2000 (5)
10.27   eAutoclaims.com, Inc. Agreement with Dominium Capital Fund (5)
10.28 Form of Master Modification Agreement with Certain Security Holders dated January 12, 2001(6)
10.29   Restated master Modification Agreement dated May 2001
10.30 Modification agreement dated November 2001 superceding the original Modification Agreement dated January 12, 2001 and the Restated Modification Agreement dated May 2001
10.31   Form of Bricks to Clicks Service and License Agreement (6)
10.32   Form of Collision Repair Facility Agreement and Procedures (6)
10.33   Form of Change of Control and Termination Agreement (6)
10.34   Form of Officers/Directors Indemnification Agreement (6)
10.35 Bricks to Clicks Service and Licensing Agreement with Inspire Claims Management, Inc., dated November 1, 2000(6)
10.36   Lease Agreement for 110 East Douglas Road dated September 2001
10.37   Form of Employee Confidentiality Agreement (6)
10.38   Letter Agreement with Liviakis Financial Communications, Inc. (6)
10.39 Letter Agreement with Former Liviakis Financial Communications, Inc. Employees (6)*
10.40 Claims Management Services and License Agreement with Royal Indemnity Company, dated April 24, 2001(6)

10.41 Amended and Restated Employment Agreement with Eric Seidel effective May 21, 2001(6)
10.42 Form of Amendment to Certificate of Designation, Rights and Preferences of Series A Preferred Stock effective May 21, 2001*
10.43 Agreement between Parts.com, Inc. and the Registrant effective May 1, 2001(6)
10.44   Form of Convertible Debenture(6)
10.45   Form of Warrants issued in connection with Convertible Debentures (6)
10.46   Form of Subscription Agreement for purchasers of Convertible Debentures
        (6)

10.00   Officers Certifications*

(1) Incorporated by reference from the Registrant's Form 10-SB filed on March 12, 1998 and amended on August 31, 1998 and October 22, 1998
(2) Incorporated by reference from the Registrant's Form 8-K filed on July 25, 2000
(3) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 1999
(4) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 1998
(5) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 2000
(6) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 2001 * Filed herewith

(b)      Reports on Form 8-K

Item 5./Item 9. Regarding termination of merger with DriverShield dated October 2, 2002 Item 5./Item 9. Regarding merger with DriverShield dated September 10, 2002. Item 5./Item 9. Customer replaces carriers, dated April 29, 2002 Item 5./Item 9. Carriers placed in Receivership, dated April 26, 2002 Item 5/Item 9 regarding termination of proposed public offering dated July 23, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 13, 2001                     eAUTOCLAIMS.COM, INC.


By:  /s/ Scott Moore                By:  /s/ Eric Seidel
   ---------------------------          ----------------------------------------
  Scott Moore                           Eric Seidel
  Chief Financial Officer and           Chief Executive Officer
  Accounting Officer

                                 CERTIFICATIONS

I certify that:

1.        I reviewed this annual report on Form 10-KSB;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all materials respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Ac Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  11/13/02          /s/ Eric Seidel
     -----------         -----------------------------------------------------
                         President and C.E.O.



Date:  11/13/02          /s/ Scott Moore
     -----------         -----------------------------------------------------
                         Chief Financial Officer

EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2002

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY


                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------









Independent Auditor's Report                                         F - 2


Consolidated Financial Statements:

   Balance Sheet                                                     F - 3
   Statement of Operations                                           F - 4
   Statement of Stockholders' Equity (Deficiency)                    F - 5
   Statement of Cash Flows                                           F - 6
   Notes to Consolidated Financial Statements                    F - 7 - F-18

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
eAutoclaims.com, Inc.

We have audited the accompanying consolidated balance sheet of eAutoclaims.com, Inc. and Subsidiary as of July 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eAutoclaims.com, Inc. and Subsidiary as of July 31, 2002 and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Goldstein Golub Kessler LLP
-------------------------------
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

September 27, 2002, except for the last two paragraphs of note 9 as to which the date is November 12, 2002.

                                      EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                CONSOLIDATED BALANCE SHEET

                                                             July 31, 2002
--------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash                                                            $ 44,655
  Accounts receivable, less allowance for doubtful accounts
    of $400,000                                                    864,352
  Due from related parties                                         143,384
  Prepaid expenses and other current assets                        233,513
--------------------------------------------------------------------------
         Total current assets                                    1,285,904

Property and Equipment, net of accumulated depreciation
   of $543,766                                                     999,149

Goodwill, net of accumulated amortization
    of $459,809                                                  1,093,843

Other Assets                                                        24,930

Deferred Income Tax Asset, net of valuation
   allowance of $5,649,000                                               -
--------------------------------------------------------------------------
         Total Assets                                          $ 3,403,826
==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                       $ 5,349,968
   Deferred software subscription revenue                          284,676
   Loans payable - stockholders                                    135,000
--------------------------------------------------------------------------
         Total current liabilities                               5,769,644

Stockholders' Deficiency:
  Convertible preferred stock - $.001 par value;
    authorized 5,000,000 shares,
    268 shares issued and outstanding, aggregate
    liquidation preference of $1,340,000                                 1
  Common stock - $.001 par value; 50,000,000
    shares authorized, 18,390,118 shares
    shares issued and outstanding                                   18,390
  Additional paid-in capital                                    17,723,229
  Accumulated deficit                                          (20,107,438)
--------------------------------------------------------------------------
         Stockholders' Deficiency                               (2,365,818)
--------------------------------------------------------------------------
         Total Liabilities and Stockholders' Deficiency        $ 3,403,826
==========================================================================

See Notes to Consolidated Financial Statements

                                        EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                        CONSOLIDATED STATEMENT OF OPERATIONS

       Year Ended July 31,                     2002                   2001
----------------------------------------------------------------------------

Revenue:
  Collision repairs management             $ 28,485,167         $ 16,186,861
  Glass repairs                                 995,972            1,944,721
  Fleet repairs management                    1,129,784            1,333,452
  Fees and other revenue                      1,672,440              723,215
----------------------------------------------------------------------------
Total revenue                                32,283,363           20,188,249

Expenses:
  Claims processing charges                  27,293,568           16,842,287
  Selling, general and administrative         8,114,580           10,479,232
  Depreciation and amortization                 530,618              504,656
  Amortization of beneficial conversion
    feature on convertible debentures and
    fair value of warrants issued in
    connection with debentures                  555,551
----------------------------------------------------------------------------
Total expenses                               36,494,317           27,826,175
----------------------------------------------------------------------------
Net loss                                   $ (4,210,954)        $ (7,637,926)
============================================================================

Adjustment to net loss to compute
  loss per common share:
    Preferred stock dividends and
    Deduction relating to Series A
    Convertible Preferred Stock                (570,997)          (4,611,804)
----------------------------------------------------------------------------
Net loss applicable to common stock        $ (4,781,951)       $ (12,249,730)
Loss per common share - basic and
  diluted                                       $ (0.32)             $ (1.09)
============================================================================

Weighted-average number of common
  shares outstanding-basic and diluted       14,813,549           11,252,514
============================================================================


See Notes to Consolidated Financial Statements

                                                                                    EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                  Additional                Stockholders'
                                              Preferred Stock     Common Stock     Paid-in    Accumulated      Equity
Years ended July 31, 2002 and 2001            Shares  Amount    Shares    Amount   Capital      Deficit     (Deficiency)
------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 2000                                      10,790,367  10,790  3,216,286   (3,075,757)        151,319

Shares of common stock issued
 in acquisitions                                                 322,372     322  1,211,678                    1,212,000
Issuance of common stock for services                            599,138     600    885,912                      886,512
Issuance of preferred stock                       520    $1                       2,265,428                    2,265,429
Recognition of beneficial conversion
 feature of convertible preferred stock                                           2,233,600   (2,233,600)
Recognition of beneficial conversion feature of
 convertible debentures                                                             389,400                      389,400
Proceeds from stock options                                                             750                          750
 Accrued dividend on preferred stock                                                            (134,179)       (134,179)
Fair value of warrants issued in
 connection with the preferred stock                                              2,244,025   (2,244,025)
Fair value of warrants issued in
 connection with convertible debentures                                             260,600                      260,600
Issuance of compensatory stock options                                            3,344,000                    3,344,000

Net loss                                                                                      (7,637,926)     (7,637,926)
------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2001                          520     1   11,711,877  11,712 16,051,679  (15,325,487)        737,905

Issuance of common stock                                         220,000     220     93,245                       93,465
Issuance of common stock upon exercise of options                326,000     326      2,934                        3,260
Issuance of common stock for amounts
     due to shareholders                                          91,667      92     43,908                       44,000
Issuance of common stock for services                            327,184     327    160,933                      161,260
Issuance of common stock in conjunction with lease                97,927      98     92,933                       93,031
Issuance of compensatory stock options                                               82,509                       82,509
Issuance of common stock upon conversion
   of debentures                                                 942,855     943    649,057                      650,000
Issuance of common stock for interest on debentures               23,028      23      9,188                        9,211
Recognition of beneficial conversion feature of
   convertible preferred stock                                                      408,000     (408,000)
Accrued dividends on preferred stock                                                            (162,997)       (162,997)
Issuance of common stock for preferred stock
  dividends                                                      441,537     441    133,051                      133,492
Issuance of common stock upon conversion of
  preferred stock                                (252)         4,208,043   4,208     (4,208)
Net loss                                                                                       (4,210,954)    (4,210,954)
------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2002                          268    $1   18,390,118 $18,390 $17,723,229 $(20,107,438)   $(2,365,818)
========================================================================================================================

See Notes to Consolidated Financial Statements

                                                                              EAUTOCLAIMS.COM, INC. AND SUBSIDIARY
                                                                              CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------
Year Ended July 31,                                                                  2002                 2001
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                       $ (4,210,954)        $ (7,637,926)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
    Depreciation and amortization                                                     530,618              504,656
    Write off of computer software                                                    360,000
    Amortization of discount on debentures                                            555,551
    Common stock issued for services                                                  161,260              858,724
    Common stock issued for interest                                                    9,211
    Common stock issued for rent and option to purchase facility                       43,659
    Issuance of compensatory stock options                                             82,509            3,344,000
    Allowance for doubtful accounts                                                   340,000              148,814
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                        4,057             (659,680)
      (Increase) in prepaid expenses and other current assets                         (57,448)             (45,007)
      (Increase) decrease in other assets                                             (19,930)               6,660
      Increase in accounts payable and accrued expenses                             2,245,810            2,189,997
      Increase in deferred software subscription revenue                              173,006              111,670
------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities                        217,349           (1,178,092)
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                                (765,980)            (435,991)
  Acquisition of software                                                                                 (360,000)
  Payments from related parties                                                        53,469
  Loans to related parties                                                            (42,000)             (90,983)
------------------------------------------------------------------------------------------------------------------
           Cash used in investing activities                                         (754,511)            (886,974)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                                   93,465
  Proceeds from issuance of debentures                                                                     650,000
  Proceeds from exercise of stock options                                               3,260                  750
  Net proceeds from issuance of preferred stock                                                          1,765,429
  Principal payments on stockholder loans                                                                 (106,000)
------------------------------------------------------------------------------------------------------------------
           Cash provided by financing activities                                       96,725            2,310,179
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                      (440,437)             245,113
Cash at beginning of year                                                             485,092              239,979
------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                                    44,655            $ 485,092
==================================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                                                  $ 19,664
==================================================================================================================
Supplemental schedule of noncash investing and financing activities:
------------------------------------------------------------------------------------------------------------------
  Common stock to be issued in conjunction with acquisition of subsidiary                                 $ 12,000
  ================================================================================================================
  Fair value of warrants issued in conjunction with convertible debentures                               $ 260,600
  ================================================================================================================
  Conversion of debentures to common stock                                            650,000
  ================================================================================================================
  Issuance of common stock for amount due to shareholders                              44,000
  ================================================================================================================
  Issuance of stock for payment of rent and purchase option                            49,373
  ================================================================================================================
  Issuance of stock for preferred stock dividends                                     133,492
  ================================================================================================================

See Notes to Consolidated Financial Statements

1.   THE BUSINESS AND
     BASIS OF PRESENTATION:

     eAutoclaims.com, Inc. (Company) is a Nevada corporation which provides Internet based vehicle collision claims services for insurance companies, Managing General Agents (MGA) and third party claims administrators (TPA) and self-insured automobile fleet management companies. The Company accepts assignment of claims from customers, and provides vehicle repairs through a network of repair shops. The Company also handles estimate, audit and claims administration services for claims for which the Company does not perform the repair.

     The Company uses the Internet to streamline and lower the overall costs of automobile repairs and the claims adjustment expenses of its clients. Management believes that the proprietary web-based software products and services make the management of collision repairs more efficient by controlling the cost of the repair and by facilitating the gathering and distribution of information required in the automobile repair process.

2.   SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SalvageConnection.com, Inc. ("Salvage). All intra-company accounts and transactions have been eliminated.

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

     The Company identifies and records impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. At July 31, 2002, no such impairment existed.

     Goodwill is amortized using the straight-line method over 7 years through July 31, 2002. At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Management has not yet determined the impact the adoption of FASB No. 142 will have on the Financial Statements.

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

     The Company believes that the concentration of credit risk in its trade receivables, with respect to its limited customer base, is substantially mitigated by its credit evaluation process. The Company does not require collateral. During the fiscal year ended July 31, 2002, three customers or the underling insurance companies have experienced financial troubles and consequently a reserve of $400,000 has been established at July 31, 2002.

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

                                               Year ended         Year ended
                                             July 31, 2002       July 31, 2001
     -------------------------------------------------------------------------

      Net Loss                                $(4,210,954)         $(7,637,926)

      Less: Preferred stock dividends            (162,997)            (134,179)
                 Deduction related to
                   Series A convertible
                   Preferred stock               (408,000)          (4,477,625)
     -------------------------------------------------------------------------
     Net loss applicable to
         Common stock                         $(4,781,951)        $(12,249,730)
     =========================================================================

     Basic and diluted:

     Weighted average number
      of common shares
      outstanding                              14,813,549           11,252,514

     Basic and diluted loss
      per common share                             $(0.32)              $(1.09)
     =========================================================================

4.   PROPERTY AND EQUIPMENT:

     At July 31, 2002 property and equipment, at cost, consists of the following:

                                                                   Estimated
                                                  2002            Useful Life
     ---------------------------------------------------------------------------

      Computer Equipment                       $ 505,450              3 years
      Software                                   574,043              3 years
      Office equipment                           141,551              3 years
      Leasehold improvements                     231,883         Term of Lease
      Furniture and fixtures                      89,988             10 years
     ---------------------------------------------------------------------------
                                               1,542,915

      Less accumulated depreciation              543,766

     ---------------------------------------------------------------------------
                                               $ 999,149
     ===========================================================================

     During the year ended July 31, 2002, the Company determined that software costing $360,000 purchased during the prior fiscal year and never placed in service had no value.

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     At July 31, 2002 accounts payable and accrued expenses consist of the following:


                                                                 2002
     ---------------------------------------------------------------------------
      Accounts payable                                        $ 4,674,702
      Accrued payroll and vacation wages                          233,032

      Other accrued liabilities (none in excess of
      5% of current liabilities)                                  442,234

     ---------------------------------------------------------------------------
                                                              $ 5,349,968
     ===========================================================================


6.   LOAN PAYABLE - STOCKHOLDERS:

     The Company has two loans outstanding to two stockholders/officers aggregating $135,000. The loans bear interest at the rate of 12% per annum and are due on demand. The stockholders/officers have agreed to accept interest only payments until the loans are paid-off. The fair value of the loans approximates their carrying amount based on rates available to the Company for similar loans.

7.   CONVERTIBLE DEBENTURES:

     During the months June and July 2001 the Company issued $650,000 of debentures with interest at the rate of Libor (2.6%) plus 3% maturing on September 30, 2001. Upon the maturity date the debentures were converted into common stock at rates between $0.63 and $0.75 per share. In connection with the issuance of these convertible debentures 1,150,000 warrants were issued to purchase shares of common stock at $0.63 per share through June 30, 2011. The Company recorded a discount to the debentures of $260,600 representing the fair value of the warrants, and $389,400 representing the beneficial conversion feature of the debentures.

     For the years ended July 31, 2002 and 2001 $555,551 and $94,449, respectively, has been charged to operations.

8.   COMMITMENT AND CONTINGENCIES:

     The Company has a two-year employment agreement with its president and chief executive officer. This two-year employment agreement effective May 21, 2001 provides for aggregate annual base salary of $200,000 through December 31, 2001 and $250,000 from January 1, 2002 through May 20, 2003. The President and Chief Executive Officer is entitled to a special one-time bonus equal to 15% of his base salary, payable on or before January 15, 2002. He retains his right to bonus compensation as determined by the Compensation Committee, which at no time may be less than 5% of the Company's pre-tax profits. He may elect to receive part or his entire bonus, if any, in shares of the Company's common stock based on 90% of the then current market price. As of May 20, 2002, the president and chief executive officer voluntarily reduced his salary by 15% from $250,000 to $212,500 per year.

     In addition, the Company has three-year employment agreements with four other executives that expire between February 2003 and September 2003. The agreements provide for aggregate annual base salaries ranging from $465,000 to $500,000 per annum. As of May 20, 2002, these officers accepted a 15% salary reduction totaling $70,500 per year.

     The Company entered into an agreement with several of its top management personnel to compensate them if there is a change in control of the Company and they lose their employment with the Company without cause. The compensation under this agreement ranges from 200% to 299% of their annual salary, depending on the level of management.

     The Company leases office facilities under non-cancelable operating leases expiring on various dates through 2006. The office facilities leases contain escalation clauses relating to operating expenses and real estate taxes. Rent expense under the operating leases for the year ended July 31, 2002 and 2001 totaled approximately $309,000 and $196,000, respectively.

     The Company entered into a 5-year lease for 30,000 square feet of a 62,000 square foot facility. The Company has an option to buy the entire facility with the associated land for $2,950,000. The Company issued 51,971 shares of stock to pay for the January through March 31, 2002 rent, and another 45,956 shares for the purchase option, for a total of 97,927 shares.

     Approximate minimum future payments under these leases are payable as follows:

     Year ending July 31,

               2003                                                   257,000
               2004                                                   229,000
               2005                                                   219,000
               2006                                                   225,000
               2007                                                    76,000
     ------------------------------------------------------------------------
                                                                  $ 1,006,000
     ========================================================================


9.   STOCKHOLDERS' EQUITY:

     The Company is authorized to issue 5,000,000 shares of $.001 par value preferred stock. Each share of preferred stock is convertible into a number of shares of common stock. As amended, the number of common shares to be issued is derived by taking the lesser of 75% of the average of the closing bid prices for the common stock for the 3 lowest trading days out of the 20 consecutive trading days immediately preceding the date of conversion or $0.625. Dividends are payable at the rate of 8% of the aggregate liquidation preference amount per annum and are cumulative. As of July 31, 2002, the Company had issued 520 shares of preferred stock, and 268 were still outstanding.

     Also issued in connection with the preferred stock were warrants to purchase shares of common stock of the Company. During the year ended July 31, 2001, the Company issued 264,385 warrants to the agent, which are exercisable at a price of $4.50 per share, are exercisable upon issuance, and expire in five years. During the year ended July 31, 2001, the Company also issued 780,000 warrants to the purchasers, which are exercisable at prices between $1.46 and $3.33 per share, are exercisable upon issuance, and expire in five years. The fair value of $2,244,025 attributable to the warrants has been treated as a cost associated with the issuance of the convertible preferred stock, and has been recorded as an increase to accumulated deficit and an increase in the net loss available to common shareholders.

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

     On July 31, 2001, 100 shares of the preferred stock described above were redeemable at the Company's option at 120% of face value, plus accrued dividends by August 15, 2001. Since the Company did not redeem the preferred stock, its terms became identical to the Company's other preferred stock. An increase to accumulated deficit and the net loss available to common shareholders of $100,000 was recorded during the year ended July 31, 2001 and $408,000 has been recorded during the year ended July 31, 2002, representing the beneficial conversion feature. The Company has issued warrants as part of this funding in accordance with the terms of the preferred stock agreements. The fair value attributed to the warrants has been treated as a cost associated with the issuance of the convertible preferred stock, and has been recorded as an increase to accumulated deficit and an increase in the net loss attributable to common shareholders.

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

     During the year ended July 31, 2001 the Company issued options to employees and members of the Company's Board of Directors to purchase 1,402,700 shares of common stock. The exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant.

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

     In July 2001, the Company issued 344,500 shares of common stock to an investor to satisfy their expense (penalty) provisions in a preferred stock agreement for not registering the shares of common stock underlying the conversion of the preferred stock. The Company recognized a charge to operations of $396,175, which was equal to the fair market value of the shares on the date of issuance.

     On September 20, 2001, two shareholders and officers of the Company converted $44,000 of debt owed to them by the Company into 91,667 shares of common stock.

     During the year ended July 31, 2002 $650,000 of debentures which were issued were converted into 942,855 shares of common stock in accordance with the debenture agreements. In addition, accrued interest of approximately $9,200 on those debentures was converted to 23,028 shares of common stock.

     During the year ended July 31, 2002, the Company entered into an agreement for the lease of a new office facility that called for the issuance of 97,927 shares of common stock for three months rent and a five-year purchase option of the property at a pre-established price. During the year ended July 31, 2002, $43,659 was charged to operations for the stock issued relating to the purchase option. The $49,372 associated with the rent was recorded as prepaid rent and will be charged to operations as the rent expense is incurred.

     During the year ended July 31, 2002, the Company issued 234,277 shares of common stock in exchange for $105,040 of legal services.

     During the year ended July 31, 2002, the Company issued options to employees and members of the Company's Board of Directors to purchase 1,555,500 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant. Additionally, options to purchase 468,334 shares of common stock were canceled.

     During the year ended July 31, 2002, employees exercised 326,000 options to purchase shares of the Company's stock.

     During the year ended July 31, 2002, the Company issued 35,257 shares of common stock to four directors in exchange for their services. The Company charged operations $17,500, which was equal to the fair market value of the shares when earned.

     On February 28, 2002, the Company issued 37,650 shares of common stock to a company in partial payment of public relations consulting services. During the year ended July 31, 2002, all of these shares were earned resulting in a charge to operations of $30,120.

     On June 5, 2002, the Company issued 20,000 shares of common stock to an individual for consulting services provided to the company during the fiscal year ended July 31, 2002. The Company charged operations $8,600 which was equal to the fair market value of the shares when earned.

     On January 31, 2002, 42 shares of preferred stock with a face value of $210,000, plus dividends of approximately $26,000 were converted into 551,629 shares of common stock. On March 27, 2002, 210 shares of preferred stock with a face value of $1,050,000, plus dividends of approximately $108,000 were converted into 4,097,951 shares of common stock.

     On June 17, 2002, the Company sold 220,000 shares of common stock and warrants to purchase 220,000 shares of common stock, with an exercise price of $0.75 per share, for $93,465, net of commissions and legal fees.

     During July 2002, the Company issued options to purchase 242,670 shares of common stock to officers and employees of the Company at $.01 per share. Accordingly, the Company recorded a charge to operations of $82,509, representing the difference between the exercise price of the options and the market price of the Company's common stock at the time of issuance related to these issuances.

     On November 12, 2002 the Company signed a term sheet on a $10,000,000 equity line of credit that will allow the Company, once the shares are registered, to access funds over a 36-month period by selling registered shares of common stock at 94% of the market value of the shares. Under this agreement, the amount of funds available to the Company would be based on the volume of the previous 20 trading days. The purchasing party offering the equity line of credit will receive warrants for 3% of the shares sold as well as a 2% placement fee.

     On November 12, 2002, the Company received a commitment letter from a current investor to invest an additional $1,000,000-$2,000,000 into the Company.

10.  STOCK OPTIONS AND STOCK WARRANTS:

     The Company has an incentive stock option plan under which options to purchase shares of common stock may be granted to certain key employees. The exercise price is based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options.

     A summary of the status of the Company's options as of July 31, 2002 and July 31, 2001, and changes during the years then ended is presented below:

     ---------------------------------------------------------------------------
                                         July 31, 2002          July 31, 2001
                                        ---------------        ---------------
                                               Weighted-              Weighted-
                                                average                average
                                    Number of   Exercise   number of  Exercise
                                     shares      Price      shares      Price
     ---------------------------------------------------------------------------

      Balance at beginning of
        period                      4,261,134    $0.94       719,500     $2.68

      Granted                       1,798,170     0.51     3,602,700      0.61
      Canceled                       <468,334>    1.76       (61,066)     1.86

      Exercised                      <326,000>    0.01


     ---------------------------------------------------------------------------
      Outstanding at end of period  5,264,970    $0.78     4,261,134     $0.94
     ===========================================================================

      Options exercisable at end
       of period                    3,293,938    $0.70     3,158,999     $0.70
     ===========================================================================
      Weighted Average fair value of
      options granted during the
      period                         $860,239            $ 5,365,333
     ===========================================================================

     The following table summarizes information about fixed stock options outstanding at July 31, 2002:

                            Options Outstanding            Options Exercisable
                      --------------------------------   -----------------------
                                   Weighted-
                                    average   Weighted-                Weighted-
                                   Remaining   average                  average
        Range of        Number    Contractual Exercise     Number      Exercise
     Exercise Prices  Outstanding    Life       Price    Exercisable     Price
     ---------------------------------------------------------------------------

            $0.01     2,116,670      8.27     $ 0.01       2,116,670    $  .01
     $ .36 - $.90     1,485,000      3.86       0.60         112,500       .74
     $1.01- $1.91       798,200      3.49       1.31         426,065      1.39
     $2.00- $5.06       865,100      2.73       2.48         638,703      2.50

     ---------------------------------------------------------------------------
     $0.01 - $5.06    5,264,970               $ .78        3,293,938    $ .70
     ===========================================================================


     The Company has elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock options and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss per common share for the year ended July 31, 2002 and 2001 would have been as follows:

                                                  Year Ended       Year Ended
                                                 July 31, 2002    July 31, 2001
     ---------------------------------------------------------------------------

     Net loss applicable to common stock:
      As reported                                $(4,781,951)     $(12,249,730)
     ===========================================================================
     Pro forma                                   $(5,733,634)     $(13,506,636)
     ===========================================================================

     Loss per common share - basic and diluted:
        As reported                              $      (.32)     $      (1.09)
     ==========================================================================
     Pro forma                                   $      (.39)     $      (1.20)
     ==========================================================================


     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended July 31, 2002 and 2001. The assumptions were risk-free interest rate of 6.50%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 200%, and an expected life of the option of five years.

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

11.  INCOME TAXES:

     As of July 31, 2002, the Company had deferred tax assets of approximately $5,649,000 resulting from temporary differences and net operating loss carry-forwards of approximately $10,452,000 which are available to offset future taxable income, if any, through 2022. As utilization of the net operating loss carry-forwards and temporary differences is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

     The tax effects of temporary differences, loss carryforwards and the valuation allowance that give rise to deferred income tax assets were as follows:

                                                               July 31,
                                                                 2002
     ------------------------------------------------------------------
     Temporary differences:

         Allowance for doubtful accounts                       160,000
         Accrued vacation                                        32,000
         Fair value of warrants                                 104,000
         Compensation not currently deductible                1,172,000
         Net operating losses                                 4,181,000
         Less valuation allowance                            <5,649,000>
     ------------------------------------------------------------------
              Deferred tax assets                      $          - 0 -
     ==================================================================



      The reconciliation of the effective income tax rate to the federal statutory rate for the years ended July 31, 2002 and 2001 is as follows:

      Federal income tax rate                                     (34.0)%
      Change in valuation allowance on net
       operating carryforwards                                     34.0
     ------------------------------------------------------------------
              Effective income tax rate                             0.0%
     ==================================================================

12.  MAJOR CUSTOMERS:

     During the years ended July 31, 2002 and 2001 one customer accounted for 58% and 64% of total revenue, respectively. During the year ended July 31, 2002 a second customer accounted for 12% of total revenue.

13.  RELATED PARTY TRANSACTIONS

     During the year ended July 31, 2001 the Company shared an operating facility and certain personnel with a corporation whose chairman is also the chairman of the board of the Company. The Company also paid certain expenses on behalf of this corporation. Amounts allocated and paid on behalf of this corporation amounted to $118,814 for the year ended July 31, 2001. These amounts were based on the amount of space and personnel time devoted to this corporation plus the actual expenses paid on behalf of this corporation. In the fiscal year ended July 31, 2001, $118,814 was charged to operations because the other company is in financial trouble and collection of these funds is considered unlikely.

     Also, the chairman of the board of the Company is entitled to a non-interest bearing line of credit. At July 31, 2002, $107,794 has been advanced under the line of credit and is included in due from related parties on the accompanying balance sheet.

     In June and July of 2001, the Company advanced the President/CEO and a board member $50,000 and $30,000, respectively. The $50,000 advanced to the President/CEO was repaid during the year ended July 31, 2002. The $30,000 advanced to the board member is outstanding as of July 31, 2002. These loans are non-interest bearing.

14.  LITIGATION:

     The Company is subject to two lawsuits arising out of the normal course of business. These lawsuits are in the early stages. Management believes there are meritorious defenses and claims against these actions, but it is too early to predict the ultimate outcome of these disputes. Management believes that the probable resolution of such matters will not materially affect the financial position, results of operations or cash flows of the Company.

15.  ADDITIONAL INFORMATION:

     The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 18,390,118 indicated by the Company's records. The Company believes that its records are correct. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.