Form 10QSB
period 2002-10-31
EAUTOCLAIMS COM INC
filed 2002-12-11
CIK 1034694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the period ended October 31, 2002

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

          [ X ] Yes  [   ] No

          The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of October 31, 2002 was 19,096,552.

          Transitional Small Business Disclosure Format:

          [   ] Yes  [ X ] No

                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                INDEX TO FORM 10-QSB
--------------------------------------------------------------------------------

                                        PART I

                                 FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                        2

   Balance Sheets                                                 3
   Statements of Operations                                       4
   Statement of Stockholders Deficiency                           5
   Statements of Cash Flows                                       6
   Notes to Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                    9

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                        15

Item 2.  Changes in Securities                                    16

Item 3.  Control and Procedures                                   16

Item 5.  Other Information                                        16

Signatures                                                        16

Certification                                                     17

                       EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                       PART I

                               FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

The consolidated financial statements of eAutoclaims.com, Inc. and Subsidiary (collectively the "Company") included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended July 31, 2002.

                                                                                         EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                                   CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------------------------------------
                                                                                     October 31, 2002           July 31, 2002
                                                                                        (unaudited)
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                                                    $ 138,297                 $ 44,655
  Accounts receivable, less allowance for doubtful accounts
    of $400,000                                                                             816,006                  864,352
  Due from related parties                                                                  149,634                  143,384
  Prepaid expenses and other current assets                                                 256,837                  233,513
-----------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                            1,360,774                1,285,904
Property and Equipment, net of accumulated depreciation
   of $662,460 and $543,766, respectively                                                 1,182,546                  999,149

Goodwill, net of accumulated amortization
    of $459,809                                                                           1,093,843                1,093,843

Other Assets                                                                                 24,930                   24,930

Deferred Income Tax Asset, net of valuation
   allowance of $5,997,000 and $5,649,000 respectively                                            -                        -
-----------------------------------------------------------------------------------------------------------------------------
          Total Assets                                                                  $ 3,662,093              $ 3,403,826
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and accrued expenses                                                $ 6,249,904              $ 5,349,968
   Deferred software subscription revenue                                                   314,205                  284,676
   Loans payable - stockholders                                                             135,000                  135,000
-----------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                       6,699,109                5,769,644

Capital Lease Obligation                                                                    103,392
-----------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                               6,802,501                5,769,644

Stockholders' Deficiency:
  Convertible preferred stock - $.001 par value; authorized 5,000,000 shares, issued and outstanding 257 shares and 268 shares respectively
   aggregate liquidation preference of $1,285,000 and $1,340,000 respectively                     1                        1
  Common stock - $.001 par value; authorized 50,000,000 shares, issued
   and outstanding 19,096,552 shares and 18,390,118 shares respectively                      19,096                   18,390
  Additional paid-in capital                                                             17,851,118               17,723,229
  Accumulated deficit                                                                   (21,010,623)             (20,107,438)
-----------------------------------------------------------------------------------------------------------------------------
          Stockholders' Deficiency                                                       (3,140,408)              (2,365,818)
-----------------------------------------------------------------------------------------------------------------------------
          Total Liabilities and Stockholders' Deficiency                                $ 3,662,093              $ 3,403,826
=============================================================================================================================

See Notes to Consolidated Financial Statements


                                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                                CONSOLIDATED STATEMENT OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          Three-month                 Three-month
                                                                                          Period ended               Period ended
                                                                                       October 31, 2002            October 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           (unaudited)                (unaudited)
Revenue:
  Collision repairs management                                                           $ 7,256,193                 $ 6,624,155
  Glass repairs                                                                              171,528                     426,049
  Fleet repairs management                                                                   217,761                     321,474
  Fees and other revenue                                                                     519,344                     319,243
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                              8,164,826                   7,690,921
---------------------------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                                                                6,856,469                   6,493,842
  Selling, general and administrative                                                      2,066,515                   1,868,491
  Depreciation and amortization                                                              118,694                     111,365
  Amortization of beneficial conversion feature on convertible debentures and fair                                       555,551
  value of warrants issued in connection with debentures
---------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                             9,041,678                   9,029,249
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                 $  (876,852)                $(1,338,328)
=================================================================================================================================

Adjustment to net loss to compute loss per common share:
    Preferred stock dividends                                                            $   (26,333)                $   (52,429)
    Deduction relating to Series A Convertible Preferred Stock                                     -                    (408,000)
---------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                                         (903,185)               $ (1,798,757)
Loss per common share - basic and diluted                                                    $ (0.05)                    $ (0.15)
=================================================================================================================================

Weighted-average number of common shares outstanding - basic and diluted                  18,782,334                  12,257,787
=================================================================================================================================

See Notes to Consolidated Financial Statements


                                                                                               EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
------------------------------------------------------------------------------------------------------------------------------------
Three month period ended October 31, 2002
                                                                                   Additional
                                           Preferred Stock         Common Stock       Paid-in        Accumulated       Stockholders'
                                            Shares Amount        Shares   Amount      Capital           Deficit         Deficiency
------------------------------------------------------------------------------------------------------------------------------------


Balance at July 31, 2002                     268        1    18,390,118   $18,390   $17,723,229      $(20,107,438)      $(2,365,818)

Issuance of common stock upon exercise of                         9,259         9            84                                  93
    options

Issuance of common stock for services                           369,925       370       118,500                             118,870

Accrued dividends on preferred stock                                                                      (26,333)          (26,333)

Issuance of common stock upon conversion     (11)               278,481       278          (278)                                -
    of preferred stock

Issuance of common stock for preferred                           48,769        49         9,583                               9,632
    stock dividends

Net loss                                                                                                 (876,852)         (876,852)
------------------------------------------------------------------------------------------------------------------------------------

Balance at October 31, 2002                  257        1    19,096,552   $19,096   $17,851,118      $(21,010,623)      $(3,140,408)
====================================================================================================================================

See Notes to Consolidated Financial Statements


                                                                                         EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                         CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------
                                                                                        Three-month              Three-month
                                                                                       Period ended              Period ended
                                                                                      October 31, 2002         October 31, 2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                        (unaudited)              (unaudited)

Cash flows from operating activities:
  Net loss                                                                             $ (876,852)              $ (1,338,328)
  Adjustments to reconcile net loss to net cash provided by operating activities
    Depreciation and amortization                                                         118,694                    111,365
    Amortization of discount on debentures                                                                           555,551
    Common stock issued for services                                                      118,870                     40,589
    Common stock issued for rent and option to purchase facility                                                      43,659
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                           48,346                   (232,349)
      (Increase) in due from related parties                                               (6,250)                    (8,001)
      (Increase) decrease in prepaid expenses and other current assets                    (23,324)                    34,151
      (Increase) in other assets                                                                -                    (49,313)
      Increase in accounts payable and accrued expenses                                   860,420                    864,188
      Increase in deferred software subscription revenue                                   29,529                     39,263
-----------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                     269,433                     60,775
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activity:
  Purchases of property and equipment                                                    (175,884)                   (48,843)

Cash flows from financing activity:
  Proceeds from exercise of stock options                                                      93                      1,920
-----------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                       93,642                     13,852

Cash at beginning of period                                                                44,655                    485,092
-----------------------------------------------------------------------------------------------------------------------------

Cash  at end of period                                                                  $ 138,297                  $ 498,944
=============================================================================================================================


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                                $ 9,226                   $ 19,664
=============================================================================================================================


Supplemental disclosure of noncash investing and financing activities:
=============================================================================================================================
  Conversion of debentures to common stock                                                                         $ 650,000
=============================================================================================================================
  Issuance of common stock for amount due to shareholders                                                           $ 44,000
=============================================================================================================================
  Issuance of stock for payment of rent                                                                             $ 49,373
=============================================================================================================================
  Issuance of stock for preferred stock dividends                                         $ 9,632
=============================================================================================================================
  Accrued dividends on preferred stock                                                   $ 26,333
=============================================================================================================================
  Property and equipment acquired under capital lease                                   $ 126,207
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

See Notes to Consolidated Financial Statements

                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Basis of presentation
------------------------------

The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims.com, Inc. and it's wholly owned subsidiary as of October 31, 2002 and its results of operations and its cash flows for the three-month periods ended October 31, 2002 and 2001 and the results of operations for the three-month periods ended October 31, 2002 and 2001. Results of operations for the three-month periods ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003.

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is required to be applied for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 142 as of August 1, 2002, SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires eAutoclaims.com, Inc. to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. SFAS 142 also requires disclosure of what net loss applicable to common stock would have been in all periods presented had SFAS 142 been in effect. The following table is provided to disclose what net loss applicable to common stock would have been had SFAS 142 been adopted in prior periods:

                                                   For the three-months ended
                                                              October 31,

                                                  2002                2001
                                               ---------------------------------

Reported net loss applicable to common stock    $  (903,185)      $  (1,798,757)
Add back:  goodwill amortization                     -                   54,692
                                               ---------------------------------

Adjusted net loss applicable to common stock     $ (903,185)       $ (1,744,065)
                                               =================================

Loss per common share - basic and
   diluted as reported                          $     (0.05)        $     (0.15)
                                               =================================
Adjusted loss per common share - basic
   and diluted                                  $     (0.05)        $     (0.14)
                                               =================================

Note 2 - Per share calculations
-------------------------------

Basic loss per share is computed as net loss divided by the weighted-average number of common shares outstanding for the period. Potential common shares have not been included in diluted loss per share since the effect would be anti-dilutive.

Note 3 - Equity Transactions
----------------------------

During the three-month period ended October 31, 2002, employees exercised 9,259 options to purchase shares of the Company's common stock.

During the three-month period ended October 31, 2002, the Company issued 322,865 shares of common stock in exchange for $106,870 of legal services.

During the three-month period ended October 31, 2002, the Company issued additional options to employees to purchase 10,000 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant. Additionally, options to purchase 296,534 shares of common stock were canceled.

In August 2002, the Company entered into a contract with a public relations consultant for services. This agreement calls for the Company to issue 94,119 shares of common stock. During the three-month period ended October 31, 2002, 47,060 of these shares were earned resulting in a charge to operations of $12,000.

On September 5, 2002, 11 shares of preferred stock with a face value of $55,000, plus dividends of approximately $10,000 were converted into 327,250 shares of common stock.


Note 4 - Additional information
-------------------------------

The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 19,096,552 indicated by the Company's records. The Company believes that its records are correct and is in the process of resolving this difference. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.

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


GENERAL

We provide Internet based collision claims services for automobile insurance companies, Managing General Agents (MGA) and third party claims administrators
(TPA) and self-insured automobile fleet management companies. Our business strategy is to use the Internet to streamline and lower the overall costs of automobile repairs and the claims adjustment expenses of our clients. We believe that our proprietary web-based software products and services make the management of collision repairs more efficient by controlling the cost of the repair and by facilitating the gathering and distribution of information required in the automobile repair process.

eAutoclaims controls the vehicle repair process from the reporting of the accident through the satisfactory repair of damage. We bring together and coordinate the activities of the insurance company, its insured, and the various parties involved in evaluating a claim, negotiating the cost of the repair, and performing necessary repair services. We have contracted with approximately 3,000 body shops throughout the United States to repair vehicles. These shops, referred to as our "provider network," provide us 10% to 15% discount on the vehicle repair because of the volume of repairs we provide to them. Because we audit every line of every repair estimate and because we share a portion of the volume discount with our customer, we are able to lower the average cost being paid by our customer.

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

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounts for 94% of the revenue for the three-months ended October 31, 2002. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For the three-months ended October 31, 2002, 6% of the revenue has been received from claims processing fees and other income.

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

The Company records revenue gross in the areas of collision and fleet repairs. It records it gross in certain glass repair transactions. It is recorded gross in these areas when:

o The Company is the primary obligor in its arrangements. The Company is responsible for the quality of the repair and must satisfy the customer if the body shop fails to repair the vehicle properly.

o The Company has latitude in establishing price. The price is established based on the Company's audit of the repair estimate submitted by the repair facility. The repair facility cannot begin the repair until an agreed upon price is established between the facility and the Company for the repair.

o The Company controls what is repaired as they audit the estimate submitted by the repair facility. The Company must agree that the repair is reasonable and necessary before the repair facility is allowed to proceed with the work being requested.

o The Company has discretion in supplier selection. Through the use of software, the Company prioritizes which repair facility is used based on the efficiency and effectiveness of the repair facility, and

o The Company has credit risk. The Company is responsible to pay the repair facility even if the customer does not pay for the repair.

The Company records revenue net of the repair costs when the supplier, not the Company, is the primary obligor in an arrangement, the amount the Company earns is fixed or the supplier has credit risk. This occurs when the repair has been performed before it is referred to us. When we receive notice of the transaction, we call the glass repair facility to ask them to become part of our network and to negotiate a better price on the repair. If we are able to negotiate a better price for the customer we keep a portion of the added discount. In that situation the revenue is recorded net of the repair costs even though we pay for the entire claim and are reimbursed by the insurance company, since we did not have the risk of loss and are not responsible for the repair.

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimates of the collectibilty of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At October 31, 2002 the allowance for doubtful accounts was $400,000.

                           Accounting for Income taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $5,997,000 at October 31, 2002. The valuation allowance consists mainly of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company has not yet reached profitability.


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

Goodwill was amortized using the straight-line method over 7 years through July 31, 2002. As of August 1, 2002 no additional amortization was recorded as a result of the change in accounting standards as described below in "recently issued financial accounting standards." At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results,
(ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business. No charge for impairment of this asset was considered to be necessary as of October 31, 2002.

RESULTS OF OPERATIONS

FOR THE THREE-MONTHS ENDED OCTOBER 31, 2002 COMPARED TO THE THREE-MONTHS ENDED OCTOBER 31, 2001.

REVENUE

Total revenue for the three-months ended October 31, 2002 was $8.2 million, which is a 6% increase in excess of the $7.7 million of revenue for the three-months ended October 31, 2001. This increase in revenues is primarily the result of growth in revenues attributed to our core collision repairs management business and the associated fees. Collision repair management revenue increased 10% for the three-months ended October 31, 2002 compared to the three-months ended October 31, 2001. Fees and other revenue increased 63% for the three-months ended October 31, 2002 compared to the three-months ended October 31, 2001. This increase is a result of an increase in file handling fees, sales of software and click fees from service partners. Glass repairs revenue decreased 60% for the three-months ended October 31, 2002 compared to the three-months ended October 31, 2001. This decrease is a result of the loss of a major customer due to the maturing and increased competition for the glass repair business. The customer was offered lower pricing that, at that time, would have reduced margins below acceptable levels. Later in the fiscal year ended July 31, 2002, we negotiated lower pricing from one of our larger glass vendors, which will help our competitiveness in this market in the future. The glass repair business complements our core business and allows our customers to use a single source for all their repair needs. There was a decrease in the fleet repairs management revenue from approximately $321,000 in the three-months ended October 31, 2001 to approximately $218,000 in the fiscal year ended October 31, 2002. This decrease is a normal fluctuation in the fleet repair revenue due to the actual accident rate experienced by our customers for this period.

During the three-months ended October 31, 2002, we derived 64% our revenues from one customer. This one customer, with whom we have a five-year contract, is ranked in the top 25 automobile property and casualty insurance companies in revenue in the United States. We also have one customer that accounted for 14% of total revenue for the three-months ended October 31, 2002.


CLAIMS PROCESSING CHARGES

Claims processing charges for the three-months ended October 31, 2002 were approximately $6.9 million, or 84% of total revenue. This is an increase from approximately $6.5 million, or 84.4%, of sales in the three-months ended October 31, 2001. Claims processing charges are primarily the costs of collision repairs paid by eAutoclaims to its collision repair shop network. This decrease in the percentage of the claims processing charges compared to total revenue over the same period last year was mostly caused by the increase in Fees and other revenue, including the click fee revenue as a result of the eJusterSuiteTM product implementation.

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

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone charges, legal and other professional fees, advertising costs, and travel expenses. SGA expenses for the three-months ended October 31, 2002 totaled $2.1 million compared to $1.9 million for the three-months ended October 31, 2001. This represents an increase in these expenses compared to total revenue for these quarters from 24% for the three-months ended October 31, 2001 to 25% for the three-months ended October 31, 2002. The increase in SG&A expenses compared to total revenue is a result of the expensing of approximately $127,000 of restructuring costs which reduced Company monthly expenses by approximately $100,000, or $1.2 million per year. The Company expects the percentage of SG&A expenses to total revenue to continue to decrease, as it has in the past, as revenues continue to increase.

Payroll and benefit related expenses for the three-months ended October 31, 2002 and 2001 both totaled $1.3 million. As of October 31, 2002, management has cut expenses by approximately $100,000 per month that will save the Company approximately $300,000 per quarter, or approximately $1.2 million per year.

SG&A expenses also include non-cash charges of approximately $119,000 for the three-month period ended October 31, 2002. These non-cash charges for the three months ended October 31, 2002 include common stock issued to pay legal fees and investor relation fees. Total non-cash charges for the three-months ended October 31, 2001 that were included SG&A expense included approximately $84,000 in charges incurred pertaining to legal fees, board of director fees and an options to purchase a facility. Other non-cash charges for the three-months ended October 31, 2001 include $555,551 amortization of debenture discount that was converted into common stock.

Also included in the SG&A is interest expense related to loans from two officers/shareholders and capital leases. This interest expense totals approximately $9,000 for the three-months ended October 31, 2002 compared to approximately $16,000 for the three-months ended October 31, 2001. Interest income from cash reserves totaled approximately $10,000 for the three-months ended October 31, 2002 compared to approximately $9,000 for the three-months ended October 31, 2001.

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment of approximately $119,000 was recognized in the three-month period ended October 31, 2002, respectively. This is compared to approximately $57,000 for the three-months ended October 31, 2001.

Amortization of the goodwill associated with the acquisitions of Premier Express Claims, Inc. totaled approximately $55,000 three-months ended October 31, 2001. There was no amortization expense for the three months ended October 31, 2002 as a result of a change in the accounting rule on amortization of goodwill.

NET LOSS

The net loss for the three-months ended October 31, 2002 totaled approximately $877,000 compared to $1,338,000 for the three-months ended October 31, 2001, a 34% decrease. Non-cash expenses created approximately $238,000 and $751,000 of those losses, respectively. The net loss before non-cash expenses increased by approximately $52,000, from approximately $587,000 to approximately $639,000 for the three-months ended October 31, 2001 to the three-months ended October 31, 2002. This increase is a result of non-reoccurring restructuring expenses of approximately $127,000 that was incurred in order to save approximately $100,000 per month or $1.2 million per year.

Liquidity and Capital Resources

At October 31, 2002, we had cash of approximately $138,000, approximately a $94,000 increase from July 31, 2002, and a working capital deficiency of approximately $5.3 million. The primary source of our working capital during the three-month period ended October 31, 2002, was from cash flow generated by operations. However, there is no assurance that we will be able to continue to provide cash through operations.

On November 13, 2002 we signed a term sheet on a $10,000,000 equity line of credit that will allow the Company, once the shares are registered, to access funds over a 36-month period by selling registered shares of common stock at 94% of the market value of the shares. Under this agreement, the amount of funds available to the Company would be based on the volume of the previous 20 trading days. The purchasing party offering the equity line of credit will receive warrants for 3% of the shares sold as well as a 2% placement fee.

On November 12, 2002 we also received a commitment letter from a current investor to invest an additional $1,000,000-$2,000,000 into eAutoclaims. We expect this financing and the equity line of credit to cover the operational cash shortfall until we are able to reach profitability

Our management continues to analyze our operations and streamline where appropriate. In October 2002, we instituted additional cost cutting, which should result in savings of approximately $100,000 per month or approximately $1.2 million per year once fully instituted. These cost cutting focus primarily upon the termination of personnel, deferral of new product development and reduction in capital expenditures. We believe that cash generated from the financing, and operations together with cost cuts will be sufficient to meet our working capital requirements for the next 12 months.

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

Our principle commitments at October 31, 2002 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

Inflation

We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

Seasonality

eAutoclaims does not deem its revenues to be seasonal.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement no. 142, "Goodwill and Other Intangible Assets," which we adopted as of August 1, 2002, that changes the accounting for goodwill from an amortization method to an impairment-only approach. As of August 1, 2002, eAutoclaims ceased the amortization of goodwill. This statement also requires companies with goodwill recorded on their financial statements to evaluate if the goodwill has been impaired and if a charge should be recorded to write-off any impairment. We do not expect this statement to have an impact on our financial statements except to cease recording amortization expense of the goodwill.




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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

During the three-months ended October 31, 2002, employees exercised 9,259 options to purchase shares of eAutoclaims common stock.

During the three-months ended October 31, 2002, the Company issued 322,865 shares of common stock in exchange for $106,870 of legal services.

During the three-months ended October 31, 2002, the Company issued additional options to employees to purchase 10,000 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant. Additionally, options to purchase 296,534 shares of common stock were canceled.

In August 2002, the Company entered into a contract with a public relations consultant for services. This agreement calls for the Company to issue options to purchase 94,119 shares of common stock. For the three-months ended October 31, 2002, 47,060 of these shares were earned resulting in a charge to operations of approximately $12,000.

On September 5, 2002, 11 shares of preferred stock with a face value of $55,000, plus interest of approximately $10,000 were converted into 327,250 shares of common stock.


ITEM 3. Control and Procedures

Within the 90 days prior to this report, the company carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in the Securities Exchange Act Rule 15d14(c). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


ITEM 5. Other Information

The Company has signed a two-year contract with Lumbermens Mutual Casualty Company, a subsidiary of Kemper Auto & Home Insurance Company, and its affiliated insurance companies to provide online claims management to all 16 of its offices in the continental United States. They will use the eJustersuiteTM solution for automotive repairs, heavy equipment repairs and various eAutoclaims service partners.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   December 10, 2002      By:        /s/ Eric Seidel
                              -----------------------------------------------
                              Eric Seidel, Chief Executive Officer


                               By:      /s/ Scott Moore
                              -----------------------------------------------
                              Scott Moore, Chief Financial Officer

                                 CERTIFICATIONS

I certify that:

1.    I reviewed this annual report on Form 10-QSB;

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



Date:   December 10, 2002              /s/ Eric Seidel
     ----------------------          -----------------------------------------
                                      President and C.E.O.



Date:   December 10, 2002              /s/ Scott Moore
     ----------------------         ------------------------------------------
                                       Chief financial Officer