Form 10QSB
period 2003-01-31
EAUTOCLAIMS COM INC
filed 2003-03-14
CIK 1034694

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                               ______________

                                 FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended January 31, 2003

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number 0-23903

                          EAUTOCLAIMS.COM, INC.
           (Exact name of registrant as specified in charter)


            Nevada                            95-4583945
           ---------                          ----------
 (State or other jurisdiction               (IRS Employer
of incorporation or organization)           Identification No.)


   110 East Douglas Road, Oldsmar, Florida                       34677
   ----------------------------------------                    ----------
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

         [ X ] Yes  [   ] No

     The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of January 31, 2003 was 20,041,015.

     Transitional Small Business Disclosure Format:

     [   ] Yes  [ X ] No

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY


                                                            INDEX TO FORM 10-QSB
--------------------------------------------------------------------------------









                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                          2

   Balance Sheets                                                   3
   Statements of Operations                                         4
   Statement of Stockholders Deficiency                             5
   Statements of Cash Flows                                         6
   Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                      9


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                         16

Item 2.  Changes in Securities                                     16

Item 3.  Control and Procedures                                    17

Item 5.  Other Information                                         17

Signatures                                                         17

Certification                                                      18

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

                                                                                         EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                                   CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------------------------------------

                                                                                       January 31, 2003         July 31, 2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          (unaudited)
ASSETS

Current Assets:
  Cash                                                                                          $ 7,781              $ 44,655
  Accounts receivable, less allowance for doubtful accounts
    of $252,000 and $400,000, respectively                                                    1,281,278               864,352
  Due from related parties                                                                      135,396               143,384
  Prepaid expenses and other current assets                                                     192,415               233,513
-----------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                 1,616,870             1,285,904
Property and Equipment, net of accumulated depreciation
   of $788,181 and $543,766, respectively                                                     1,132,394               999,149

Goodwill                                                                                      1,093,843             1,093,843

Other Assets                                                                                     34,540                24,930

Deferred Income Tax Asset, net of valuation
   allowance of $6,030,000 and $5,649,000, respectively                                               -                     -
-----------------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                       $ 3,877,647           $ 3,403,826
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and accrued expenses                                                    $ 7,054,409           $ 5,307,921
   Deferred software subscription revenue                                                       235,654               284,676
   Loans payable - stockholders                                                                 125,000               135,000
   Current portion of capital lease obligation                                                   20,336                17,375
-----------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                            7,435,399             5,744,972

Capital Lease Obligation                                                                         98,295                24,672
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                    7,533,694             5,769,644

Stockholders' Deficiency:
  Convertible preferred stock - $.001 par value; authorized 5,000,000 shares, issued and outstanding 253 shares and 268 shares respectively
   aggregate liquidation preference of $1,265,000 and $1,340,000 respectively                         1                     1
  Common stock - $.001 par value; authorized 50,000,000 shares, issued
   and outstanding 20,041,015 shares and 18,390,118 shares respectively                          20,041                18,390
  Additional paid-in capital                                                                 17,898,039            17,723,229
  Accumulated deficit                                                                       (21,574,128)          (20,107,438)
-----------------------------------------------------------------------------------------------------------------------------
         Stockholders' Deficiency                                                            (3,656,047)           (2,365,818)
-----------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Deficiency                                     $ 3,877,647           $ 3,403,826
=============================================================================================================================

See Notes to Consolidated Financial Statements

                                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                                CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------

                                                                  Three-month        Three-month         Six-month        Six-month
                                                                  Period Ended      Period Ended        Period Ended    Period Ended
                                                                  January 31         January 31         January 31        January 31
                                                                     2003               2002               2003               2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                  (unaudited)        (unaudited)         (unaudited)     (unaudited)
Revenue:
  Collision repairs management                                    $ 6,940,059         $ 7,487,381        $ 14,196,252  $ 14,111,536
  Glass repairs                                                       144,796             174,057             316,324       600,106
  Fleet repairs management                                            188,514             407,176             406,275       728,650
  Fees and other revenue                                              561,204             412,480           1,080,548       731,723
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                       7,834,573           8,481,094          15,999,399    16,172,015
------------------------------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                                         6,527,086           7,198,805          13,383,555    13,692,647
  Selling, general and administrative                               1,719,424           1,672,842           3,785,939     3,541,333
  Depreciation and amortization                                       125,721             117,915             244,415       229,280
  Amortization of beneficial conversion feature on convertible debentures and fair value of warrants issued in connection
   with debentures                                                                              -                           555,551
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                      8,372,231           8,989,562          17,413,909    18,018,811
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                           $ (537,658)         $ (508,468)       $ (1,414,510) $ (1,846,796)
====================================================================================================================================

Adjustment to net loss to compute loss per common share:
    Preferred stock dividends                                         (25,847)            (45,862)            (52,180)      (98,291)
    Deduction relating to Series A Convertible Preferred Stock                                                             (408,000)
------------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                  (563,505)           (554,330)         (1,466,690)   (2,353,087)
Loss per common share - basic and diluted                             $ (0.03)            $ (0.04)            $ (0.08)      $ (0.18)
====================================================================================================================================
Weighted-average number of common shares outstanding
- basic and di1uted                                                19,562,796          13,280,782          19,172,565    12,769,285
====================================================================================================================================

See Notes to Consolidated Financial Statements

                                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
------------------------------------------------------------------------------------------------------------------------------------
Six month period ended January 31, 2003 - unaudited
                                                                                           Additional
                                                Preferred Stock         Common Stock        Paid-in      Accumulated   Stockholders'
                                                 Shares   Amount     Shares      Amount     Capital       Deficit        Deficiency
------------------------------------------------------------------------------------------------------------------------------------


Balance at July 31, 2002                           268      $1     18,390,118   $18,390   $17,723,229    $(20,107,438)  $(2,365,818)

Issuance of common stock upon exercise of
    options                                                           396,315       397         3,567                         3,964

Issuance of common stock for amounts due
  to shareholder                                                       84,034        84         9,916                        10,000

Issuance of common stock for services                                 542,175       542       148,233                       148,775

Accrued dividends on preferred stock                                                                          (52,180)      (52,180)

Issuance of common stock upon conversion           (15)               528,481       528          (528)                          -
    of preferred stock

Issuance of common stock for preferred                                 99,892       100        13,622                        13,722
    stock dividends

Net loss                                                                                                   (1,414,510)   (1,414,510)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2003                        253      $1     20,041,015   $20,041   $17,898,039    $(21,574,128)  $(3,656,047)
====================================================================================================================================

See Notes to Consolidated Financial Statements

                                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                                CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                      Six-month              Six-month
                                                                                     Period ended           Period ended
                                                                                   January 31, 2003       January 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)            (unaudited)

Cash flows from operating activities:
  Net loss                                                                            $ (1,414,510)          $ (1,846,796)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                          244,415                229,280
    Amortization of discount on debentures                                                       -                555,551
    Common stock issued for services                                                       148,775                 65,240
    Common stock issued for rent and option to purchase facility                                 -                 43,659
    Changes in operating assets and liabilities net of acquisition:
      (Increase) decrease in accounts receivable                                          (416,926)               375,438
      Decrease (increase) in due from related parties                                        7,988                (21,801)
      Decrease in prepaid expenses and other current assets                                 41,098                 41,735
      (Increase) in other assets                                                            (9,610)               (37,025)
      Increase in accounts payable and accrued expenses                                  1,708,030                915,797
      (Decrease) increase in deferred software subscription revenue                        (49,022)                46,939
------------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                       260,238                368,017
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activity:
  Purchases of property and equipment                                                     (287,605)              (349,857)

Cash flows from financing activities:
  Proceeds from exercise of stock options                                                    3,964                  3,230
  Principal payments on capital lease                                                      (13,471)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by financing activities                                        (9,507)                 3,230


------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                            (36,874)                21,390

Cash at beginning of period                                                                 44,655                485,092
------------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                      $ 7,781              $ 506,482
====================================================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                $ 21,287               $ 13,701
====================================================================================================================================

Supplemental disclosure of noncash investing and financing activities:
====================================================================================================================================
  Conversion of debentures to common stock                                                                      $ 650,000
====================================================================================================================================
  Issuance of common stock for amount due to shareholders                                 $ 10,000               $ 44,000
====================================================================================================================================
  Issuance of stock for payment of rent                                                                          $ 49,373
====================================================================================================================================
  Issuance of stock for preferred stock dividends                                         $ 13,722               $ 25,821
====================================================================================================================================
  Accrued dividends on preferred stock                                                    $ 52,180
====================================================================================================================================
  Equipment acquired by capital lease                                                     $ 90,055
====================================================================================================================================

See Notes to Consolidated Financial Statements

                                           EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims.com, Inc. and it's wholly owned subsidiary as of January 31, 2003 and its results of operations and its cash flows for the three and six-month periods ended January 31, 2003 and 2002 and the results of operations for the three and six -month periods ended January 31, 2003 and 2002. Results of operations for the three and six -month periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003.

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

                               Three-month period ended  Six-month period ended
                                   January 31,               January 31,

                                  2003        2002          2003        2002
                             ------------------------- ------------------------

Net loss                     $ 537,658)  $ (508,468)   $(1,414,510) $(1,846,796)
Add back:goodwill
 amortization                                54,692                     109,384
                             -----------------------   -------------------------
Adjusted net loss            $(537,658)  $ (453,776)   $(1,414,510) $(1,737,412)
                             =======================   =========================

Loss per common share
-basic and diluted as
 reported                       $(0.03)      $(0.04)        $(0.08)      $(0.18)
                             =======================   =========================
Adjusted loss per common share
-basic and diluted              $(0.03)      $(0.04)        $(0.08)      $(0.18)
                             =======================   =========================

Note 2 - Per share calculations

Basic loss per share is computed as net loss divided by the weighted-average number of common shares outstanding for the period. Potential common shares have not been included in diluted loss per share since the effect would be anti-dilutive.

Note 3 - Equity Transactions

On November 20, 2002, a shareholder and officer of the Company converted $10,000 of debt owed to him by the Company into 84,034 shares of common stock (using a share price of 12 cents per share).

During the six-month period ended January 31, 2003, employees exercised 396,315 options to purchase shares of the Company's common stock.

During the six-month period ended January 31, 2003, the Company issued 412,521 shares of common stock in exchange for $118,525 of legal services.

 During the six-months ended January 31, 2003, the Company issued 35,535 shares of common stock to three directors in exchange for their services. The Company charged operations $6,250, which was equal to the fair market value of the shares when earned.

During the six-month period ended January 31, 2003, the Company issued additional options to employees and board members to purchase 658,000 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant. Additionally, options to purchase 386,632 shares of common stock were canceled.

In August 2002, the Company entered into a contract with a public relations consultant for services. This agreement calls for the Company to issue 94,119 shares of common stock. During the six-month period ended January 31, 2003, all 94,119 shares were earned resulting in a charge to operations of $24,000.

On September 5, 2002, 11 shares of preferred stock with a face value of $55,000, plus dividends of approximately $10,000 were converted into 327,250 shares of common stock. On January 15, 2003, 4 shares of preferred stock with a face value of $20,000, plus dividends of approximately $4,100 were converted into 301,123 shares of common stock. On February 19, 2003, subsequent to the balance sheet date, 6 shares of preferred stock with a face value of $30,000, plus dividends of approximately $6,400 were converted into 484,778 shares of common stock.


Note 4 - Additional information

The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 20,041,015 indicated by the Company's records. The Company believes that its records are correct and is in the process of resolving this difference. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.

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

We have also introduced our latest product, eJusterSuite. This product expands our potential customer base as well as provides significant new features to our current customer base. Our long-standing Bricks-to-Clicks product is solely an outsourcing solution that requires eAuto personnel to audit and coordinate the vehicle repair. eJusterSuite allows both the outsourcing solution and a true application service provider (ASP) solution whereby the insurance company can use our technology independent of our personnel. The ASP solution allows us to market our product to the largest insurance companies that already have the staff to process and control the claims process, while paying us a fee for every transaction that is run through our system. The ASP model will provide margin without the associated personnel and operating costs.

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

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounts for 93% of the revenue for the six-months ended January 31, 2003. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For the six -months ended January 31, 2003, 7% of the revenue has been received from claims processing fees and other income.

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

The Company records revenue gross in the areas of collision and fleet repairs. It also records at gross in certain glass repair transactions. Revenue is recorded at gross in these areas when:

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

The Company records revenue net of the repair costs when the supplier, not the Company, is the primary obligor in an arrangement, the amount the Company earns is fixed or the supplier has credit risk. This occurs when the repair has been performed before it is referred to the Company. When they receive notice of the transaction, they call the glass repair facility to ask them to become part of our network and to negotiate a better price on the repair. If the Company is able to negotiate a better price for the customer they keep a portion of the added discount. In that situation the revenue is recorded net of the repair costs even though the Company pays for the entire claim and are reimbursed by the insurance company, since they did not have the risk of loss and are not responsible for the repair.

The Company maintains an allowance for doubtful accounts for losses that they estimate will arise from the customers' inability to make required payments. Collectibilty of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At January 31, 2003 the allowance for doubtful accounts was $224,000.

                   Accounting for Income taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $6,030,000 at January 31, 2003. The valuation allowance consists mainly of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company has not yet reached profitability.


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

Goodwill was amortized using the straight-line method over 7 years through July 31, 2002. As of August 1, 2002 no additional amortization was recorded as a result of the change in accounting standards as described below in "recently issued financial accounting standards." At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results,
(ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business. No charge for impairment of this asset was considered to be necessary as of January 31, 2003.

RESULTS OF OPERATIONS

FOR THE SIX AND THREE-MONTHS ENDED JANUARY 31, 2003 COMPARED TO THE SIX AND THREE-MONTHS ENDED JANUARY 31, 2002.

REVENUE

Total revenue for the six-months ended January 31, 2003 was $16 million, which is a 1% decrease in from the $16.2 million of revenue for the six-months ended January 31, 2002. Total revenue for the three-months ended January 31, 2003 was $7.8 million. This represents an 8% decrease from the $8.5 million of revenue for three-months ended January 31, 2002. Collision repair management revenue decreased 1% and 7% for the six and three-months ended January 31, 2003 compared to the six and three-months ended January 31, 2002. These decreases in total and collision repair management revenues are primarily the result of fluctuations in claims experience of our two largest customers. Additionally, in order to concentrate on profitability, the Company has made an effort to eliminate customers who are not profitable because they have not provided the volume committed to in their contract. The Company continues to pursue Collision repair management outsource business. However, the Company has placed a greater focus in higher margin products.

Fees and other revenue increased 48% and 36% for the six and three-months ended January 31, 2003 compared to the six and three-months ended January 31, 2002, respectively. This increase is mainly a result of the increase in the sale of estimating software to the repair facilities on the eAutoclaims network and an increase in file handling fess from customers and click fees from service partners.

Glass repairs revenue decreased 47% and 17% for the six and three-months ended January 31, 2003 compared to the six and three-months ended January 31, 2002, respectively. This decrease is a result of the loss of a major customer due to the maturing and increased competition for the glass repair business. The customer was offered lower pricing that, at that time, would have reduced margins below acceptable levels. Later in the fiscal year ended July 31, 2002, we negotiated lower pricing from one of our larger glass vendors, which will help our competitiveness in this market in the future. The glass repair business complements our core business and allows our customers to use a single source for all their repair needs.

There was a decrease in the fleet repairs management revenue of 44% and 54% for the six and three-months ended January 31, 2003 compared to the six and three-months ended January 31, 2002, respectively. This decrease is mostly a result of a lower accident rate experienced by our customers for this period.

During the six and three-months ended January 31, 2003, we derived 62% and 61% of our revenues from one customer, respectively. This one customer, with whom we have a five-year contract, is ranked in the top 25 automobile property and casualty insurance companies in revenue in the United States. We also have one customer that accounted for 15% of total revenue for both the six and three-months ended January 31, 2003.

CLAIMS PROCESSING CHARGES

Claims processing charges include the costs of collision and glass repairs paid to repair shops within our repair shop network. Claims processing charges for the six and three-months ended January 31, 2003 was $13.4 million and $6.5 million, respectively. These totals were 84% and 83% of total revenue, compared to 85% of revenue for both the six and three-months ended January 31, 2002. Claims processing charges are primarily the costs of collision repairs paid by eAutoclaims to its collision repair shop network. This decrease in the percentage of the claims processing charges compared to total revenue over the same period last year was mostly caused by the increase in fees and other revenue, including the sale of software to network repair facilities, as well as file handling and click fee revenue.

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

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone charges, legal and other professional fees, advertising costs, and travel expenses. SG&A expenses for the six-months ended January 31, 2003 totaled $3.8 million compared to $3.5 million for the six-months ended January 31, 2002. The increase in SG&A expenses compared to total revenue is a result of the expensing of approximately $237,000 of restructuring costs which reduced Company monthly expenses by approximately $157,000, or $1.9 million per year.

SG&A expenses for the three-months ended January 31, 2003 and 2002 both totaled approximately $1.7 million. The SG&A expenses for the three-months ended January 31, 2003 includes approximately $110,000 of restructuring costs, which is included in the restructuring costs described in the preceding paragraph.

Payroll and benefit related expenses for the six-months ended January 31, 2003 and 2002 both totaled approximately $2.4 million. Payroll and benefit related expenses for the three-months ended January 31, 2003 totaled $1.1 million, which is approximately an 8% decrease from the $1.2 million payroll and benefit related expenses for the three-months ended January 31, 2002, and an 18% decrease from the three-months ended October 31, 2002 of approximately $1.3 million. This decrease is the result of personnel and salary cuts made at the end of October of 2002. Additional personnel and salary cuts of approximately $45,000 per month or $540,000 per year were made late in January 2003. These cost savings will be realized starting in the quarter ended April 30, 2003.

SG&A expenses also include non-cash charges of approximately $193,000 for the six-month period ended January 31, 2003. These non-cash charges for the six-month period ended January 31, 2003 include common stock issued to pay for services (legal fees, director fee and investor relation fees) as well as impairment of prepaid expenses. Total non-cash charges for the six-month period ended January 31, 2002 include approximately $44,000 of stock issued to purchase an option to buy an office facility and approximately $65,000 of common stock issued to pay professional fees and board of director fees. Other non-cash charges for the six-months ended January 31, 2002 include $555,551 amortization of debenture discount that was converted into common stock.

SG&A expenses also include non-cash charges of approximately $74,000 for the three-month period ended January 31, 2003. These non-cash charges for the three-month period ended January 31, 2003 include common stock issued to pay for services (legal fees, director fee and investor relation fees) as well as impairment of prepaid expenses. Total non-cash charges for the three-month period ended January 31, 2002 that were included SG&A expense included approximately $34,000 in charges incurred pertaining to legal fees and board of director fees.

Also included in the SG&A is interest expense related to loans from two officers/shareholders and capital leases. This interest expense totals approximately $21,000 and $12,000 for the six and three-months ended January 31, 2003 compared to approximately $23,000 and $7,000 for the six and three-months ended January 31, 2002, respectively. Interest income from cash reserves totaled approximately $10,000 and $1,000 for the six and three-months ended January 31, 2003 compared to approximately $17,000 and $8,000 for the six and three-months ended January 31, 2002, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment of approximately $244,000 and $126,000 was recognized in the six and three-month period ended January 31, 2003, respectively. This is compared to approximately $120,000 and $63,000 for the six and three-month periods ended January 31, 2002, respectively.

Amortization of the goodwill associated with the acquisitions of Premier Express Claims, Inc. totaled approximately $109,000 and $55,000 for the six and three-months ended January 31, 2002, respectively. There was no amortization expense for the six and three-months ended January 31, 2003 as a result of a change in the accounting rule on amortization of goodwill.

NET LOSS

Net loss for the three-months ended January 31, 2003 totaled approximately $538,000 compared to approximately $877,000 for the three-months ended October 31, 2002, a 39% decrease. Non-cash expenses created approximately $200,000 and $238,000 of those losses, respectively. The net loss before non-cash expenses (cash loss) decreased from approximately $639,000 in the three-month period ended October 31, 2002 to approximately $338,000 in the three-month period ended January 31, 2003, or 47% decrease.

Net loss for the six-months ended January 31, 2003 totaled $1.4 million compared to $1.8 million for the six-months ended January 31, 2002, a 23% decrease. Non-cash expenses created approximately $438,000 and $903,000 of those losses, respectively. The net loss before non-cash expenses increased from approximately $944,000 in the six-month period ended January 31, 2002 to approximately $977,000 in the six-month period ended January 31, 2003, or 4%. Both the $1.4 million net loss and the $977,000 net loss before non-cash expenses for the six-months ended January 31, 2003 included a $237,000 restructuring charge that was incurred in order to save approximately $157,000 per month or $1.9 million per year.

Net loss for the three-months ended January 31, 2003 totaled approximately $538,000 compared to approximately $508,000 for the three-months ended January 31, 2002, a 6% increase. Non-cash expenses created approximately $200,000 and $152,000 of those losses, respectively. The net loss before non-cash expenses (cash loss) decreased from approximately $356,000 in the three-month period ended January 31, 2002 to approximately $338,000 in the three-month period ended January 31, 2003, or 5%. The net loss and cash loss for the three-months ended January 31, 2003 both included approximately a $109,000 restructuring charge that was incurred in order to save expenses in the future.

Liquidity and Capital Resources

At January 31, 2003, we had approximately $8,000 of cash in financial institutions. This is a decrease of approximately $37,000 from January 31, 2002. We have a working capital deficiency of approximately $5.8 million. The primary source of our working capital during the three-month period ended October 31, 2002, was from cash flow generated by operations. However, there is no assurance that we will be able to continue to provide cash through operations.

On November 13, 2002 we signed a term sheet on a $10,000,000 equity line of credit that will allow the Company, once the shares are registered, to access funds over a 36-month period by selling registered shares of common stock at 94% of the market value of the shares. Under this proposed financing, the amount of funds available to the Company would be based on the volume of the previous 20 trading days. The purchasing party offering the equity line of credit will receive warrants for 3% of the shares sold as well as a 2% placement fee. The Company has deferred its plans on moving forward with the equity line of credit until it determines that other forms of less dilutive financing are not available.

On November 12, 2002 we also received a commitment letter from a current investor to invest an additional $1,000,000-$2,000,000 into eAutoclaims. We expected this financing and the equity line of credit to cover the operational cash shortfall until we are able to reach profitability. This investor had problems obtaining liquid assets to fund this commitment, but is working on resolving this issue so he can honor his commitment.

Our management continues to analyze our operations and streamline where appropriate. In October 2002 and January 2003, we instituted additional cost cutting, which should result in savings of approximately $157,000 per month or approximately $1.9 million per year once fully instituted. These cost cutting focus primarily upon the termination of personnel, deferral of new product development and reduction in capital expenditures. We believe that cash generated from the financing, and operations together with cost cuts will be sufficient to meet our working capital requirements for the next 12 months.

Our current working capital pressures have not had a significant material effect on our network of shops. However, if we are not able to honor our commitment to shops it may have a negative impact on our future operations because it may decrease the number of shops available to complete repairs and may hurt our ability to generate new accounts.

We will need to raise additional capital to pursue other business or technology acquisitions or if we experience losses that exceed our current expectations. Although we will be able to continue to grow our business base, we will not be able to grow as quickly as management would like without the infusion of additional capital. We cannot assure that we will be able to raise such funds or that such funds will be available to us on favorable terms. If we raise additional funds for the issuance of our securities, such securities may have rights, preferences or privileges superior to those of the rights of our Common Stock and our stockholders may experience additional dilution.

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

Our principle commitments at January 31, 2003 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

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

In August 2002, we were served with a complaint styled David B. Linka vs. eAutoclaims.com, in and for the Court of Common Place for the Fifteenth Judicial Circuit of South Carolina, Case No. 2001-CP-26-4726. This case has been removed to federal court in South Carolina. Mr. Linka is a former employee of ours and alleges he is due substantial past and future compensation relating to his alleged improper termination. Mr. Linka advances various legal theories based upon (i) a claim for wages, (ii) breach of express employment contract, (iii) breach of contract implied in law and fact (iv) breach of contract accompanied by fraudulent acts and (v) breach of covenant of good faith and fair dealing. Essentially, this dispute concerns Mr. Linka's entitlement to approximately $1.4 million of some past, but mostly future commissions relating to an account Mr. Linka assisted in selling, plus damages for withholding his compensation. We believe there are meritorious defenses to Mr. Linka's allegations and do not believe he is entitled to any additional commissions from our accounts. We further believe that Mr. Linka's computation of damages is unsupportable and grossly overstated. We plan on vigorously defending this action by Mr. Linka. Because this dispute is in its preliminary stages, it is too early to predict with any certainty the ultimate outcome.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

On November 20, 2002, a shareholder and officer of the Company converted $10,000 of debt owed to him by the Company into 84,034 shares of common stock (using a share price of 12 cents per share).

During the six-month period ended January 31, 2003, employees exercised 396,315 options to purchase shares of the Company's common stock.

During the six-month period ended January 31, 2003, the Company issued 412,521 shares of common stock in exchange for $118,525 of legal services. During the six-months ended January 31, 2003, the Company issued 35,535 shares of common stock to three directors in exchange for their services. The Company charged operations $6,250, which was equal to the fair market value of the shares when earned.

During the six-month period ended January 31, 2003, the Company issued additional options to employees and board members to purchase 658,000 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant. Additionally, options to purchase 386,632 shares of common stock were canceled.

In August 2002, the Company entered into a contract with a public relations consultant for services. This agreement calls for the Company to issue 94,119 shares of common stock. During the six-month period ended January 31, 2003, all 94,119 shares were earned resulting in a charge to operations of $24,000.

On September 5, 2002, 11 shares of preferred stock with a face value of $55,000, plus dividends of approximately $10,000 were converted into 327,250 shares of common stock. On January 15, 2003, 4 shares of preferred stock with a face value of $20,000, plus dividends of approximately $4,100 were converted into 301,123 shares of common stock. On February 19, 2003, subsequent to the balance sheet date, 6 shares of preferred stock with a face value of $30,000, plus dividends of approximately $6,400 were converted into 484,778 shares of common stock.

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

ITEM 5. Other Information

The Company has signed a two-year contract with Lumbermens Mutual Casualty Company, a subsidiary of Kemper Auto & Home Insurance Company, and its affiliated insurance companies to provide online claims management to all 15 of its offices in the continental United States. They will use the eJustersuiteTM solution for automotive repairs, heavy equipment repairs and various eAutoclaims service partners.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   March 12, 2003      By: /s/ Eric Seidel
                            -----------------------------------------------
                            Eric Seidel, Chief Executive Officer


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



Date:     March 12, 2003               /s/ Eric Seidel
--------------------------             -------------------------
                                       President and C.E.O.



Date:     March 12, 2003               /s/ Scott Moore
--------------------------             -------------------------
                                       Chief financial Officer