Form 10QSB
period 2003-04-30
EAUTOCLAIMS COM INC
filed 2003-06-03
CIK 1034694

23



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                  FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended April 30, 2003

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

            [ X ] Yes  [   ] No

       The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of April 30, 2003 was 21,103,034.

            Transitional Small Business Disclosure Format:

            [   ] Yes  [ X ] No

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY


                                                            INDEX TO FORM 10-QSB
--------------------------------------------------------------------------------




                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                     2

   Balance Sheets                                              3
   Statements of Operations                                    4
   Statement of Stockholders Deficiency                        5
   Statements of Cash Flows                                    6
   Notes to Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                10

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                    17

Item 2.  Changes in Securities                                17

Item 3.  Control and Procedures                               18

Item 5.  Other Information                                    18

Signatures                                                    20

Certifications                                                21

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

                                                                                         EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                                   CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         April 30, 2003         July 31, 2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            (unaudited)
ASSETS

Current Assets:
  Cash                                                                                        $ 283,535              $ 44,655
  Accounts receivable, less allowance for doubtful accounts
    of $280,000 and $400,000, respectively                                                    1,186,508               864,352
  Due from related parties                                                                      125,221               143,384
  Prepaid expenses and other current assets                                                      61,118               233,513
-----------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                 1,656,382             1,285,904
Property and Equipment, net of accumulated depreciation
   of $910,152 and $543,766, respectively                                                     1,076,055               999,149

Goodwill                                                                                      1,093,843             1,093,843

Other Assets                                                                                     44,540                24,930

Deferred Income Tax Asset, net of valuation
   allowance of $5,618,000 and $5,649,000, respectively                                               -                     -
-----------------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                       $ 3,870,820           $ 3,403,826
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and accrued expenses                                                    $ 6,957,913           $ 5,307,921
   Deferred software subscription revenue                                                       157,103               284,676
   Loans payable - stockholders                                                                 125,000               135,000
   Current portion of capital lease obligation                                                   19,953                17,375
-----------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                            7,259,969             5,744,972

Capital Lease Obligation                                                                         92,995                24,672
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                    7,352,964             5,769,644

Stockholders' Deficiency:
  Convertible preferred stock - $.001 par value; authorized 5,000,000 shares, issued and outstanding 247 shares and 268 shares respectively
   aggregate liquidation preference of $1,235,000 and $1,340,000 respectively                         1                     1
  Common stock - $.001 par value; authorized 50,000,000 shares, issued
   and outstanding 21,103,034 shares and 18,390,118 shares respectively                          21,103                18,390
  Additional paid-in capital                                                                 17,911,461            17,723,229
  Accumulated deficit                                                                       (21,414,709)          (20,107,438)
-----------------------------------------------------------------------------------------------------------------------------
         Stockholders' Deficiency                                                            (3,482,144)           (2,365,818)
-----------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Deficiency                                     $ 3,870,820           $ 3,403,826
=============================================================================================================================

See Notes to Consolidated Financial Statements

                                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                                CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
                                                Three-month              Three-month               Nine-month             Nine-month
                                               Period Ended             Period Ended              Period Ended          Period Ended
                                                 April 30                 April 30                 April 30               April 30
                                                   2003                      2002                     2003                   2002
------------------------------------------------------------------------------------------------------------------------------------
                                                 (unaudited)            (unaudited)              (unaudited)             (unaudited)
Revenue:
  Collision repairs management                  $ 8,210,985             $ 7,229,585             $ 22,407,237           $ 21,341,121
  Glass repairs                                     182,543                 186,377                  498,867                786,483
  Fleet repairs management                          190,971                 202,565                  597,246                931,215
  Fees and other revenue                            803,673                 430,939                1,884,221              1,162,662
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                     9,388,172               8,049,466               25,387,571             24,221,481
------------------------------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                       7,813,145               6,814,781               21,196,700             20,507,428
  Selling, general and administrative             1,268,795               1,965,496                5,054,734              5,506,829
  Depreciation and amortization                     122,601                 145,096                  367,016                374,376
  Amortization of beneficial conversion
    feature on convertible debentures and
    fair value of warrants issued in
    connection with debentures                                                                                              555,551
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                    9,204,541               8,925,373               26,618,450             26,944,184
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                 $ 183,631              $ (875,907)            $ (1,230,879)          $ (2,722,703)
====================================================================================================================================

Adjustment to net income (loss) to
 compute income (loss) per
 common share:
          Preferred stock dividends                 (24,212)                (37,686)                 (76,392)              (135,977)
          Deduction relating to Series A
           Convertible Preferred Stock                    -                       -                                        (408,000)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to
      common stock                                $ 159,419              $ (913,593)            $ (1,307,271)          $ (3,266,680)
====================================================================================================================================
Income (loss) per common share
      Basic                                          $ 0.01                 $ (0.06)                 $ (0.07)               $ (0.24)
      Diluted                                        $ 0.01                 $ (0.06)                 $ (0.07)               $ (0.24)
====================================================================================================================================
Weighted-average number of common
  shares outstanding
      Basic                                      20,651,859              15,520,183               19,654,826             13,666,098
      Diluted                                    22,022,522              15,520,183               19,654,826             13,666,098
====================================================================================================================================

See Notes to Consolidated Financial Statements

                                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
------------------------------------------------------------------------------------------------------------------------------------
Nine month period ended April 30, 2003 - unaudited
                                                                                      Additional
                                             Preferred Stock      Common Stock          Paid-in     Accumulated      Stockholders'
                                             Shares    Amount   Shares      Amount      Capital       Deficit           Deficiency
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 2002                      268         1   18,390,118    $18,390   $17,723,229   $(20,107,438)     $(2,365,818)

Issuance of common stock upon exercise of                        958,850        960         8,630                           9,590
    options

Issuance of common stock for amounts due
  to shareholder                                                  84,034         84         9,916                          10,000

Issuance of common stock for services                            556,881        557       150,718                         151,275

Accrued dividends on preferred stock                                                                     (76,392)         (76,392)

Issuance of common stock upon conversion      (21)               928,481        927          (927)                              -
    of preferred stock

Issuance of common stock for preferred                           184,670        185        19,895                          20,080
    stock dividends

Net loss                                                                                             (1,230,879)      (1,230,879)
------------------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 2003                     247         1   21,103,034    $21,103   $17,911,461   $(21,414,709)     $(3,482,144)
====================================================================================================================================

See Notes to Consolidated Financial Statements

                                                                               EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                               CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
                                                                                 Nine-month             Nine-month
                                                                                Period ended           Period ended
                                                                             April 30, 2003          April 30, 2002
                                                                                 (unaudited)            (unaudited)
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net loss                                                                      $(1,230,879)           $(2,722,703)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                   366,386                374,376
    Amortization of discount on debentures                                                -                555,551
    Common stock issued for services                                                151,275                116,090
    Common stock issued for interest                                                                         9,211
    Common stock issued for rent and option to purchase facility                                            43,659
    Allowance for doubtful accounts                                                                         66,132
    Changes in operating assets and liabilities net of acquisition:
      (Increase) in accounts receivable                                            (322,156)              (594,115)
      Decrease (increase) in due from related parties                                18,163                (35,228)
      Decrease (increase) in prepaid expenses and other current assets              172,395                 (1,391)
      (Increase) in other assets                                                    (19,610)               (30,465)
      Increase in accounts payable and accrued expenses                           1,593,680              2,379,713
      (Decrease) increase in deferred software subscription revenue                (127,573)               121,085
------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                601,681                281,915
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activity:
  Purchases of property and equipment                                              (353,236)              (633,718)
------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activity                                            (353,236)              (633,718)


Cash flows from financing activities:
  Proceeds from exercise of stock options                                             9,590                  3,260
  Principal payments on capital lease                                               (19,155)
------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used) in financing activities                              (9,565)                 3,260

------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                     238,880               (348,543)

Cash at beginning of period                                                          44,655                485,092
------------------------------------------------------------------------------------------------------------------
Cash  at end of period                                                            $ 283,535              $ 136,549
==================================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                         $ 30,008               $ 19,343


Supplemental disclosure of noncash investing and financing activities:
==================================================================================================================
  Conversion of debentures to common stock                                                               $ 650,000
==================================================================================================================
  Issuance of common stock for amount due to shareholders                          $ 10,000               $ 44,000
==================================================================================================================
  Issuance of stock for payment of rent                                                                   $ 49,373
==================================================================================================================
  Issuance of stock for preferred stock dividends                                  $ 20,080              $ 133,490
==================================================================================================================
  Accrued dividends on preferred stock                                             $ 76,392
==================================================================================================================
  Equipment acquired by capital lease                                              $ 90,055
==================================================================================================================

See Notes to Consolidated Financial Statements

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims.com, Inc. and it's wholly owned subsidiary as of April 30, 2003 and its results of operations for the three and nine-month periods ended April 30, 2003 and 2002 and cash flows for the nine-month periods ended April 30, 2003 and 2002. Results of operations for the three and nine -month periods ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is required to be applied for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 142 as of August 1, 2002, SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires eAutoclaims.com, Inc. to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. SFAS 142 also requires disclosure of what net income (loss) would have been in all periods presented had SFAS 142 been in effect. The following table is provided to disclose what net income
(loss) would have been had SFAS 142 been adopted in prior periods:

                                    Three-month              Nine-month
                                    period ended            period ended
                                      April 30,               April 30,
                                2003        2002          2003         2002
                             -----------------------  --------------------------

Net income (loss)            $ 183,631   $(875,907)   $(1,230,879) $(2,722,703)
Add back: goodwill
 amortization                               54,692                     164,076
                             ----------------------   --------------------------
Adjusted net income (loss)   $ 183,631  $ (821,215)   $(1,230,879) $(2,558,627)
                             ======================   ==========================

Income (loss) per common share
    -basic as reported           $0.01      $(0.06)        $(0.06)     $(0.20)
                             ======================   ==========================
    -diluted as reported         $0.01      $(0.06)        $(0.06)     $(0.20)
                             ======================   ==========================

Adjusted income (loss) per common share
    -basic                        $0.01     $(0.05)        $(0.06)     $(0.19)
                             ======================     ========================
    -diluted                      $0.01     $(0.05)        $(0.06)     $(0.19)
                             ======================     ========================

The company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net income (loss) per share would have been increased to the following pro forma amounts:


                                      Three-month              Nine-month
                                      period ended            period ended
                                      April 30,               April 30,

                                2003        2002          2003         2002
                             -----------------------  --------------------------

Net income(loss) as reported  $183,631   $  (875,907) $(1,230,879) $ (2,722,703)

Deduct total stock based
employee compensation expense
determined under fair value
 based methods for all awards $(127,076) $  (198,054)  $ (503,207)  $  (681,322)
                              ----------------------- --------------------------

Pro forma net income (loss)   $  56,555  $(1,073,961) $(1,734,086)  $(3,404,025)
                             ======================== ==========================


Basic net income (loss)
 per share as reported            $.01         $(.06)       $(.07)       $(.24)
Diluted net income (loss)
 per share as reported            $.01         $(.06)       $(.07)       $(.24)
Pro forma basic income
 (loss) per share                 $ ---        $(.07)       $(.09)       $(.25)
Pro forma diluted income
 (loss) per share                 $ ---        $(.07)       $(.09)       $(.25)


Note 2 - Per share calculations

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding for the period. For those periods with net losses, potential common shares have not been included in diluted loss per share since the effect would be anti-dilutive. Diluted net income per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

Note 3 - Equity Transactions

On November 20, 2002, a shareholder and officer of the Company converted $10,000 of debt owed to him by the Company into 84,034 shares of common stock (using a share price of 12 cents per share).

During the nine-month period ended April 30, 2003, employees exercised 958,850 options to purchase shares of the Company's common stock.

During the nine-month period ended April 30, 2003, the Company issued 412,521 shares of common stock in exchange for $118,525 of legal services. During the nine-months ended April 30, 2003, the Company issued 50,241 shares of common stock to three directors in exchange for their services. The Company charged operations $8,750, which was equal to the fair market value of the shares when earned.

During the nine-month period ended April 30, 2003, the Company issued additional options to employees and board members to purchase 783,000 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant. Additionally, options to purchase 443,067 shares of common stock were canceled.

In August 2002, the Company entered into a contract with a public relations consultant for services. This agreement calls for the Company to issue 94,119 shares of common stock. During the nine-month period ended April 30, 2003, all 94,119 shares were earned resulting in a charge to operations of $24,000.

On September 5, 2002, 11 shares of preferred stock with a face value of $55,000, plus dividends of approximately $10,000 were converted into 327,250 shares of common stock. On January 15, 2003, 4 shares of preferred stock with a face value of $20,000, plus dividends of approximately $4,100 were converted into 301,123 shares of common stock. On February 19, 2003, 6 shares of preferred stock with a face value of $30,000, plus dividends of approximately $6,400 were converted into 484,778 shares of common stock.

Note 4 - Salary Commitments

During the quarter ended April 30, 2003 the Company entered into new or amended employment agreements with five of its officers for two years. Minimum annual commitments under the new agreements are as follows:

Fiscal years ended:
July 31, 2003                                  $152,500
July 31, 2004                                  $624,700
July 31, 2005                                  $436,700
                                             ----------
  Total                                      $1,213,900
                                             ==========

Note 5 - Change in Control

On March 27, 2003 the Board of Directors voted to grant certain key employees a total of 2,000,000 shares of the Company's common stock and the current and future board members 1,000,000 shares of common stock if there is a change in control of greater than 50% ownership of the Company's common shares or substantially all it's assets.

Note 6 - Additional information

The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 21,103,034 indicated by the Company's records. The Company believes that its records are correct and is in the process of resolving this difference. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.

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


GENERAL

eAutoclaims provide Internet based collision claims services for automobile insurance companies, Managing General Agents (MGA) and third party claims administrators (TPA) and self-insured automobile fleet management companies. Our business strategy is to use the Internet to streamline and lower the overall costs of automobile repairs and the claims adjustment expenses of our clients. We believe that our proprietary web-based software products and services make the management of collision repairs more efficient by controlling the cost of the repair and by facilitating the gathering and distribution of information required in the automobile repair process.

eAutoclaims controls the vehicle repair process from the reporting of the accident through the satisfactory repair of damage. We bring together and coordinate the activities of the insurance company, its insured, and the various parties involved in evaluating a claim, negotiating the cost of the repair, and performing necessary repair services. We have contracted with approximately 2,600 body shops throughout the United States to repair vehicles. These shops, referred to as our "provider network," provide us 10% to 15% discount on the vehicle repair because of the volume of repairs we provide to them. Because we audit every line of every repair estimate and because we share a portion of the volume discount with our customer, we are able to lower the average cost being paid by our customer.

Our latest product, eJusterSuite, expands our potential customer base as well as provides significant new features to our current customer base. This product provides both outsourcing and ASP (application service provider) solutions. The outsourcing solution requires eAuto personnel to audit and coordinate the vehicle repair. The ASP solution allows the customer to use our technology independent of our personnel; thereby, providing a solution for the largest insurance companies that already have the staff to process and control the claims process, while paying us a fee for every transaction that is run through our system. The ASP model will provide margin without the associated personnel and operating costs.

eJusterSuite also builds in service partners that can provide the needed services such as Independent adjustors, car rentals, tow trucks and accident reporting by only clicking an Icon that is added to the screen of the customer's desk top in the current system. The system automatically provides the service partner the information already in our system via the Internet. The service partner will systematically provided the requested services and pay us a fee for each assignment they receive through our system. This process significantly reduces the customers' time and cost to process claims as well as reduces the number of mistakes that occur in a manual process. In most cases it also reduces the cost of the service partner to obtain and process the transaction, even after paying our transaction fee. This added revenue will provide additional margin without the additional personnel and operating costs.

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounts for 93% of the revenue for the nine-months ended April 30, 2003. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For the nine-months ended April 30, 2003, 7% of the revenue has been received from claims processing fees and other income.

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

The Company maintains an allowance for doubtful accounts for losses that they estimate will arise from the customers' inability to make required payments. Collectibilty of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At April 30, 2003 the allowance for doubtful accounts was $280,000.

                           Accounting for Income taxes

         The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $5,618,000 at April 30, 2003. The valuation allowance consists mainly of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company just recently reached profitability.

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

Goodwill was amortized using the straight-line method over 7 years through July 31, 2002. As of August 1, 2002 no additional amortization was recorded as a result of the change in accounting standards as described below in "recently issued financial accounting standards." At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results,
(ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business. No charge for impairment of this asset was considered to be necessary as of April 30, 2003.

RESULTS OF OPERATIONS

FOR THE NINE AND THREE-MONTHS ENDED APRIL 30, 2003 COMPARED TO THE NINE AND THREE-MONTHS ENDED APRIL 30, 2002.

REVENUE

Total revenue for the nine-months ended April 30, 2003 was $25.4 million, which is a 5% increase from the $24.2 million of revenue for the nine-months ended April 30, 2002. Total revenue for the three-months ended April 30, 2003 was $9.4 million. This represents a 17% increase from the $8.0 million of revenue for three-months ended April 30, 2002. Collision repair management revenue increased 5% and 14% for the nine and three-months ended April 30, 2003 compared to the nine and three-months ended April 30, 2002. These increases in total and collision repair management revenues are primarily the result of fluctuations in claims experience of our two largest customers and the addition of some new customers. Additionally, in order to concentrate on profitability, the Company has made an effort to eliminate customers who are not profitable because they have not provided the volume committed to in their contract. The Company continues to pursue Collision repair management outsource business. However, the Company has placed a greater focus in higher margin products.

Fees and other revenue increased 62% and 86% for the nine and three-months ended April 30, 2003 compared to the nine and three-months ended April 30, 2002, respectively. This increase is mainly a result of the increase in the sale of estimating software to the repair facilities on the eAutoclaims network and an increase in file handling fess from customers and click fees from service partners.

Glass repairs revenue decreased 37% and 2% for the nine and three-months ended April 30, 2003 compared to the nine and three-months ended April 30, 2002, respectively. This nine-month decrease is a result of the loss of a major customer due to the maturing and increased competition for the glass repair business. The customer was offered lower pricing that, at that time, would have reduced margins below acceptable levels. Later in the fiscal year ended July 31, 2002, we negotiated lower pricing from one of our larger glass vendors, which will help our competitiveness in this market in the future. The glass repair business complements our core business and allows our customers to use a single source for all their repair needs. The Company expects to see some minimal growth in this product next quarter, the Company recently added a new account with meaningful potential.

There was a decrease in the fleet repairs management revenue of 36% and 6% for the nine and three-months ended April 30, 2003 compared to the nine and three-months ended April 30, 2002, respectively. This decrease is mostly a result of a lower accident rate experienced by our customers for this period.

During the nine and three-months ended April 30, 2003, we derived 59% and 54% of our revenues from one customer, respectively. This one customer, with whom we have a five-year contract, is ranked in the top 25 automobile property and casualty insurance companies in revenue in the United States. We also have one customer that accounted for 14% and 12% of total revenue for the nine and three-months ended April 30, 2003, respectively.

CLAIMS PROCESSING CHARGES

Claims processing charges include the costs of collision and glass repairs paid to repair shops within our repair shop network. Claims processing charges for the nine and three-months ended April 30, 2003 was $21.2 million and $7.8 million, respectively. Both these totals were 83% of total revenue, compared to 85% of revenue for both the nine and three-months ended April 30, 2002. Claims processing charges are primarily the costs of collision repairs paid by eAutoclaims to its collision repair shop network. This decrease in the percentage of the claims processing charges compared to total revenue over the same period last year was mostly caused by the increase in fees and other revenue, including the sale of software to network repair facilities, as well as file handling and click fee revenue.

We are dependent upon our third party collision repair shops for insurance claims repairs. eAutoclaims currently has approximately 2600 affiliated repair facilities in its network for claims repairs. This is a decrease of approximately 600 shops over the last six months. This decrease is a result of a combination of late payments made over the last six to nine months, poor performance of some shop network members and the Company's decision to reduce network shop coverage in certain geographical areas in order to increase the number of claims assigned to the best shops in those areas. Management believes that these shops can be replaced with other qualified shops and has started to do so. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the number of shops or the quality of service provided by collision repair shops fall below a satisfactory level leading to poor customer service, this could have a harmful effect on our business.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone charges, legal and other professional fees, advertising costs, and travel expenses. SG&A expenses for the nine-months ended April 30, 2003 totaled $5.1 million compared to $5.5 million for the nine-months ended April 30, 2002. The decrease in SG&A expenses of approximately $452,000 is a result of the more efficient use of resources through technology and the restructuring of the corporate structure in the last nine months which should produce savings of approximately $1.9 million per year.

SG&A expenses for the three-months ended April 30, 2003 and 2002 totaled approximately $1.3 million and $2.0 million, respectively. This decrease of approximately $700,000 is a result of more efficient use of resources through technology and the restructuring of the corporate structure, as explained in the preceding paragraph.

Payroll and benefit related expenses for the nine-months ended April 30, 2003 and 2002 totaled approximately $3.3 million and $3.8 million. Payroll and benefit related expenses for the three-months ended April 30, 2003 totaled $885,000, which is approximately an 37% decrease from the $1.4 million payroll and benefit related expenses for the three-months ended April 30, 2002, and an 20% decrease from the three-months ended January 31, 2003 of approximately $1.1 million. This decrease is the result of personnel and salary cuts made at the end of October of 2002 and January 2003.

SG&A expenses also include non-cash charges of approximately $196,000 for the nine-month period ended April 30, 2003. These non-cash charges for the nine-month period ended April 30, 2003 include common stock issued to pay for services (legal fees, director fee and investor relation fees), loss on disposal of equipment, increase in the accounts receivable allowance and impairment of prepaid expenses. Total non-cash charges for the nine-month period ended April 30, 2002 include approximately $44,000 of stock issued to purchase an option to buy an office facility, approximately $66,000 increase in the allowance for doubtful accounts and approximately $125,000 of common stock issued to pay professional fees and board of director fees. Other non-cash charges for the nine-months ended April 30, 2002 include $555,551 amortization of debenture discount that was converted into common stock.

SG&A expenses include non-cash charges of approximately $3,000 for the three-month period ended April 30, 2003. These non-cash charges included an increase in allowance for accounts receivable and stock issued to directors. Total non-cash charges of approximately $51,000 for the three-month period ended April 30, 2002 that were included SG&A expense included debenture interest paid in stock and charges incurred pertaining to legal, investor relations and board of director fees.

Also included in the SG&A is interest expense related to loans from two officers/shareholders and capital leases. This interest expense totals approximately $30,000 and $9,000 for the nine and three-months ended April 30, 2003 compared to approximately $29,000 and $6,000 for the nine and three-months ended April 30, 2002, respectively. Interest expense for the nine months ended April 30, 2002 included approximately $9,000 of debenture interest paid in stock. Interest income from cash reserves totaled approximately $10,000 and $1,000 for the six and three-months ended January 31, 2003 compared to approximately $25,000 and $11,000 for the six and three-months ended January 31, 2002, respectively.


DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment of approximately $367,000 and $123,000 was recognized in the nine and three-month period ended April 30, 2003, respectively. This is compared to approximately $210,000 and $90,000 for the nine and three-month periods ended April 30, 2002, respectively.

Amortization of the goodwill associated with the acquisitions of Premier Express Claims, Inc. totaled approximately $164,000 and $55,000 for the nine and three-months ended April 30, 2002, respectively. There was no amortization expense for the nine and three-months ended April 30, 2003 as a result of a change in the accounting rule on amortization of goodwill.

NET INCOME/LOSS

Income before non-cash expenses for the three-months ended April 30, 2003 totaled approximately $309,000 compared to a loss before non-cash expense of approximately $338,000 from the three-month period ended January 31, 2002, an improvement of approximately $647,000. Net income for the three-months ended April 30, 2003 totaled approximately $184,000 compared to a net loss of approximately $538,000 for the three-months ended January 31, 2003, an improvement of approximately $721,000. These amounts include non-cash expenses of approximately $125,000 and $200,000, respectively.

Net loss for the nine-months ended April 30, 2003 totaled $1.2 million compared to $2.7 million for the nine-months ended April 30, 2002, a 55% decrease. Non-cash expenses created approximately $563,000 and $1,165,000 of those losses, respectively.

Income before non-cash expenses for the three-months ended April 30, 2003 totaled approximately $309,000 compared to a loss before non-cash expenses of approximately $609,000 for the three-month period ended April 30, 2002, an improvement of approximately $918,000. Net income for the three-months ended April 30, 2003 totaled approximately $184,000 compared to a net loss of approximately $876,000 for the three-months ended April 30, 2002, an improvement of approximately $1,060,000. These amounts include non-cash expenses of approximately $125,000 and $267,000, respectively.

Liquidity and Capital Resources

At April 30, 2003, we had approximately $284,000 of cash. This is an increase of approximately $276,000 from January 31, 2003. We have a working capital deficiency of approximately $5.6 million. The primary source of our working capital during the three-month period ended April 30, 2003, was from cash flow generated by operations. However, there is no assurance that we will be able to continue to provide cash through operations.

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

On November 12, 2002 we also received a commitment letter from a current investor to invest an additional $1,000,000-$2,000,000 into eAutoclaims. We expected this financing and the equity line of credit to cover the operational cash shortfall if we are not able to maintain profitability. This investor had problems obtaining liquid assets to fund this commitment, but is working on resolving this issue so he can honor his commitment.

The Company was profitable in the three-months ended April 30, 2003 as a result of increased revenues and cost cuts made in October 2002 and January 2003. We believe that cash generated from operations will be sufficient to meet our working capital requirements for the next 12 months.

As described above, we have lost some repair shops because of our current working capital pressures. However, the Company is in the process of replacing those shops. The loss of shops has not had a significant impact on our revenue growth. However, if we are not able to honor our commitment to shops it may have a negative impact on our future operations because it may further decrease the number of shops available to complete repairs and may hurt our ability to generate new accounts.

We will need to raise additional capital to pursue other business or technology acquisitions or if we experience additional losses. Although we will be able to continue to grow our business base, we will not be able to grow as quickly as management would like without the infusion of additional capital. We cannot assure that we will be able to raise such funds or that such funds will be available to us on favorable terms. If we raise additional funds for the issuance of our securities, such securities may have rights, preferences or privileges superior to those of the rights of our Common Stock and our stockholders may experience additional dilution.

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

Our principle commitments at April 30, 2003 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

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

In April 2003, we received a letter requiring arbitration in the state of California on our contract with Decision Support Services. We stopped paying Decision Support Services because of their inability to deliver an agreed upon software product that meets required operation standards. No monetary demand has been made at this time. While we believe that there are meritorious defenses against this action, it is too early to predict the ultimate outcome of this dispute.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

On November 20, 2002, a shareholder and officer of the Company converted $10,000 of debt owed to him by the Company into 84,034 shares of common stock (using a share price of 12 cents per share).

During the nine-month period ended April 30, 2003, employees exercised 958,850 options to purchase shares of the Company's common stock.

During the nine-month period ended April 30, 2003, the Company issued 412,521 shares of common stock in exchange for $118,525 of legal services. During the nine-months ended April 30, 2003, the Company issued 50,241 shares of common stock to three directors in exchange for their services. The Company charged operations $8,750, which was equal to the fair market value of the shares when earned.

During the nine-month period ended April 30, 2003, the Company issued additional options to employees and board members to purchase 783,000 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant. Additionally, options to purchase 443,067 shares of common stock were canceled.

In August 2002, the Company entered into a contract with a public relations consultant for services. This agreement calls for the Company to issue 94,119 shares of common stock. During the nine-month period ended April 30, 2003, all 94,119 shares were earned resulting in a charge to operations of $24,000.

On September 5, 2002, 11 shares of preferred stock with a face value of $55,000, plus dividends of approximately $10,000 were converted into 327,250 shares of common stock. On January 15, 2003, 4 shares of preferred stock with a face value of $20,000, plus dividends of approximately $4,100 were converted into 301,123 shares of common stock. On February 19, 2003, 6 shares of preferred stock with a face value of $30,000, plus dividends of approximately $6,400 were converted into 484,778 shares of common stock.

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

ITEM 5. Other Information

New Contracts with Executive Officers

On March 27, 2003, the Board of Directors approved an Amended and Restated Employment Agreement with Mr. Seidel. Mr. Seidel agreed to a salary reduction from his last contract in order to assist the Company in meeting it's financial goals. His previous agreement specified a salary of $250,000. His new two (2) year agreement specifies an annual base salary of $185,000, effective February 1, 2003 through December 31, 2003. From January 1, 2004 through February 1, 2005, his minimum annual base salary will be $200,000. Mr. Seidel receives bonuses equal to 3% of the Company's earnings before interest, taxes, depreciation and amortization as defined by generally accepted accounting principles (GAAP). Mr. Seidel may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Each month that the Company is profitable on a GAAP basis, He also has the right to receive options to purchase 25,000 shares of our common stock, with a term of five years at a strike price equal to the stock's fair market value at the date of granting. These options vest over the remaining life of his contract. He continues his entitlement to reimbursement of ordinary, necessary and reasonable business expenses incurred in connection with his services. He continues his right to participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverage and other benefits afforded our employees. He is entitled to a $750 per month automobile allowance and $1,000 of personal allowances. He is entitled 299% of his current base salary if he loses his position, unless he is terminated for cause. This contract supercedes the change of control agreement dated April 9, 2001.

On March, we entered into an employment agreement with M. Scott Moore, our Chief Financial Officer. This agreement has a term of two (2) years, and commences on May 1, 2003. Under this agreement, Mr. Moore is entitled to an annual base salary of $135,000 through April 30, 2004, and $144,445 through April 30, 2005. Mr. Moore is entitled to bonus compensation as determined by the Company. Mr. Moore may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Mr. Moore is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to an automobile allowance of $400 per month during the term of his agreement. Mr. Moore was issued options to purchase 50,000 shares of our Common Stock at $0.13 per share, which was the fair market value of the closing price of our shares as of the date of his agreement. These options vest in 1/3 installments over each year of employment. These options have a maximum exercise period of 5 years. All his options vest if the contract is not renewed or there is a change in control of the Company. If we elect not to renew this agreement, then he is entitled to nine (9) months severance pay at his then current base salary. Mr. Moore has agreed not to compete with us during the term of this agreement and for a period of two (2) years after termination of this agreement. This agreement supercedes the "Change of Control Agreement" dated April 9, 2001.

We entered into an employment agreement with Reed Mattingly. Mr. Mattingly is currently our Executive Vice President in charge of Sales. This agreement was effective May 1, 2003, and has a term of two (2) years. Under this agreement, Mr. Mattingly is entitled to an annual base salary of $110,000 through April 30, 2004, and then $115,500 through April 30, 2005. Mr. Mattingly is entitled to bonus compensation as determined by the Company. Mr. Mattingly may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Mr. Mattingly is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to a $700 per month automobile allowance. During the term of his agreement and for a period of two
(2) years after termination of his agreement, Mr. Mattingly is subject to a non-competition and restrictive covenant with us. This agreement supercedes the "Change of Control Agreement" dated April 9, 2001.

We entered into an employment agreement with David Mattingly. Mr. Mattingly is currently our Chief Information Officer. This agreement was effective May 1, 2003, and has a term of two (2) years. Under this agreement, Mr. Mattingly is entitled to an annual base salary of $105,000 through April 30, 2004, and then $110,250 through April 30, 2005. Mr. Mattingly is entitled to bonus compensation as determined by the Company. Mr. Mattingly may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Mr. Mattingly is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to a $400 per month automobile allowance. During the term of his agreement and for a period of two (2) years after termination of his agreement, Mr. Mattingly is subject to a non-competition and restrictive covenant with us. This agreement supercedes the "Change of Control Agreement" dated April 9, 2001.

We entered into an employment agreement with Stacey Adams. Ms. Adams is currently our Senior Vice President in charge of operations. This agreement was effective May 1, 2003, and has a term of two (2) years. Under this agreement, Ms. Adams is entitled to an annual base salary of $75,000 through April 30, 2004, and then $78,750 through April 30, 2005. Ms. Adams is entitled to bonus compensation as determined by the Company. Ms. Adams may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Ms. Adams is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. She may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. She is entitled to a $400 per month automobile allowance. During the term of here agreement and for a period of two (2) years after termination of his agreement, Ms. Adams is subject to a non-competition and restrictive covenant with us. This agreement supercedes the "Change of Control Agreement" dated April 9, 2001.


Change of Control/ Shares

On March 27, 2003 the Board of Directors voted to grant certain key employees a total of 2,000,000 shares of our common stock and the current and future board members 1,000,000 shares if there is a change in control of greater than 50% ownership of the Company or substantially all it's assets.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   June 3, 2003             By:      /s/ Eric Seidel
       ------------------     --------------------------------------
                                Eric Seidel, Chief Executive Officer


Date:   June 3, 2003             By:   /s/ Scott Moore
        ------------------     --------------------------------------
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



Date:   June 3, 2003            /s/ Eric Seidel
     ------------------        --------------------------
                                President and C.E.O.



Date:   June 3, 2003            /s/ Scott Moore
     ------------------        ---------------------------
                               Chief financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of eAutoclaims.com, Inc. (the "Company") on Form 10-QSB for the period ending April 30, 2003 as filed with the Securities and Exchange Commission on June 3, 2003 (the "Report"), I, Eric Seidel, the President and CEO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims.com, Inc.

   /s/ Eric Seidel
-------------------------
Print Name:  Eric Seidel
Title: President & CEO
June 3, 2003



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of eAutoclaims.com, Inc. (the "Company") on Form 10-QSB for the period ending April 30, 2003 as filed with the Securities and Exchange Commission on June 3, 2003 (the "Report"), I, Scott Moore, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims.com, Inc.

   /s/ Scott Moore
--------------------------------
Print Name:  Scott Moore
Title:  Chief Financial Officer
June 3, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of eAutoclaims.com, Inc. (the "Company") on Form 10-KSB for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on November 13, 2002 (the "Report"), I, Eric Seidel, the President and CEO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims.com, Inc.

   /s/ Eric Seidel
----------------------------
Print Name:  Eric Seidel
Title: President & CEO
June 3, 2003



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of eAutoclaims.com, Inc. (the "Company") on Form 10-KSB for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on November 13, 2002 (the "Report"), I, Scott Moore, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims.com, Inc.

   /s/ Scott Moore
--------------------------------
Print Name:  Scott Moore
Title:  Chief Financial Officer
June 3, 2003