Form 10KSB
period 2003-07-31
EAUTOCLAIMS COM INC
filed 2003-10-29
CIK 1034694

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  --------------

                                   FORM 10-KSB


      [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 2003

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File Number 0-23903


                       eAUTOCLAIMS.COM, INC.
        (Exact name of registrant as specified in charter)



              Nevada                              95-4583945
             --------                             ----------
      (State or other jurisdiction              (IRS Employer
     of incorporation or organization)         Identification No.)


     110 E. Douglas Road, Oldsmar, Florida          34677
     -------------------------------------         ----------
     (Address of principal executive offices)      (Zip Code)



     Registrant's telephone number, including area code: (813) 749-1020

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
                                             Common Stock, par value $.001

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [ X ] Yes  [    ] No

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ __ ]

State issuer's revenues for its most recent reporting period (July 31, 2003)
                                                        ......$34,061,072.

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 30, 2003 was $9,416,880.

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of September 30, 2003 was 23,542,200.

Transitional Small Business Disclosure Format:          [   ] Yes  [ X ] No

                               FORM 10-KSB - Index


                                     PART I


Page

Item 1.    Description of Business..........................................2

Item 2.    Description of Property.........................................16

Item 3.    Legal Proceedings...............................................16

Item 4.    Submission of Matters to a Vote of Security Holders.............16


                              PART II


Item 5.    Market for Common Equity and Related Stockholder Matters........17

Item 6.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................20

Item 7.    Financial Statements and Supplementary Data.....................25

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..............................26

Item 8A    Controls and Procedures ........................................26

                             PART III


Item  9.   Directors and Executive Officers................................26

Item 10.   Executive Compensation..........................................30

Item 11.   Security Ownership of Certain Beneficial Owners and Management..36

Item 12.   Certain Relationships and Related Transactions..................38

Item 13.   Exhibits, Lists and Reports on Form 8-K.........................39

Item 14.   Principal Accounting Fees and Services..........................41


Signatures.................................................................42

Certifications.............................................................43

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

EAutoclaims is a Nevada corporation which provides Internet based vehicle collision claims services for insurance companies, managing general agents (MGA) and third party claims administrators (TPA) and self-insured automobile fleet management companies. We accept assignment of claims from our customers, and provide vehicle repairs through a network of repair shops. We also provide online systems to connect clients with service providers of estimates, audits and claims administration services for claims for which we do not perform the repair.

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

EAutoclaims controls the vehicle repair process from the reporting of the accident through the satisfactory repair of damage. We bring together and coordinate the activities of the insurance company, its insured, and the various parties involved in evaluating a claim, negotiating the cost of the repair, and performing necessary repair services. We have contracted with approximately 2,400 body shops throughout the United States to repair vehicles. These shops, referred to as our "provider network," provide us 10% to 15% discount on the vehicle repair because of the volume of repairs we provide to them. Since we audit every line of every repair estimate and because we share a portion of the volume discount with our customer, we are able to lower the average cost being paid by our customer.

We derive our revenues by accepting assignments of auto repair claims from our customers and having them repaired through our network of contracted repair shops. Once we accept these claims, we also accept the risk that the repair will not be done properly. Additionally, we derive revenue from fees for processing and coordinating claims that do not go through our network of body shops.

During the year ended July 31, 2003, we derived 58% and 14% of our revenues from two customers. We have recently received information that the largest customer has sold one-half of their U.S. auto physical damage business and will possibly sell the other half. There is no assurance that the Company will continue to process the claims from the portion of the business that has been sold. If not, the impact of the change is not expected to start until January 2004, at which time the Company would expect one-twelfth of that portion of the business to decrease, or a decrease of approximately 2.4% of the Company's gross revenue each month, until the total decrease is approximately 29% by December of 2004. Currently, new customers are being rolled out on the Company's application, which will start to mitigate the loss of business before the Company feels the effect of the change. The Company's management expects that additional customers that are currently testing the Company's outsourcing solution will come on board and make up for the lost business from this customer. Because of the competitive nature of our business and the uncertainty of bring on enough business to offset the loss of business, we may be unable to replace revenues quickly enough to sustain profitability. However, the company's management will cut expenses in the event we are unable to sustain profitability.

Products and Services

Our latest product, eJusterSuiteTM, expands our potential customer base as well as provides significant new features to our current customer base. This product provides both outsourcing and ASP (application service provider) solutions. The outsourcing solution requires eAuto personnel to audit and coordinate the vehicle repair. The ASP solution allows the customer to use our technology independent of our personnel; thereby, providing a solution for the largest insurance companies that already have the staff to process and control the claims process, while paying us a fee for every transaction that is run through our system. The ASP model will provide margin without the associated personnel and operating costs.

eJusterSuite also builds in service partners that can provide the needed services such as independent adjustors, car rentals, tow trucks and accident reporting by merely clicking an Icon that is added to the screen of the customer's desktop in the current system. The system automatically provides the service partner the information already in our system via the Internet. The service partner will systematically provided the requested services and pay us a fee for each assignment they receive through our system. This process significantly reduces the customers' time and cost to process claims as well as reduces the number of mistakes that occur in a manual process. In most cases it also reduces the cost of the service partner to obtain and process the transaction, even after paying our transaction fee. This added revenue provides additional margin without the additional personnel and operating costs.

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounts for 92% of the revenue for the fiscal year ended July 31, 2003. We are paid on a per claims basis from all our customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For the fiscal year ended July 31, 2003, 8% of the revenue has been received from claims processing fees and other income.

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

We strive to provide our customers with ways to control costs associated with processing collision claims. These services include:

1. Centralized accident reporting.
2. Copies of accident reports.
3. Identifying the appropriate network repair facility and directing the policyholder to such facility.
4. Deliver repair estimates and photographs/digital images of damage to any location overnight or same day upload.
5. Audit of every claim by our in-house physical damage experts.
6. Assignment of independent field appraiser, when necessary.
7. Expedited deliver of part and materials as needed.
8. Computerized tracking and follow-up system to minimize repair time.
9. Replacement rental vehicles.
10. A lifetime guarantee from our network of repair shops (for as long as the insured owns the vehicle) on all physical damage body repairs and administration of manufacturer or installer's warranty on replacement parts.

We help our clients monitor their automobile claims losses by providing the following:

     o Technology - We built one of the first customized web-based vehicle claim assignment and delivery systems for insurance companies and corporate fleets. We use state-of-the-art technology and security for the transmission of files and records. In addition, we utilize digital cameras, Internet communication, advanced data storage and scanners for auto repair shops that are not equipped with digital cameras, to create a defined audit trail and high capacity digital storage. We provide these applications to our clients with their own private label that includes their corporate colors and logos, which makes the claims process transparent to both insurance company personnel and the insured.

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


Turnkey solution:

Also introduced with eJusterSuiteTM was a turnkey solution that allows an insurance company that likes the ASP model to plug into our network of body shops. This provides a solution for insurance companies that have their own claims coordinators, but that need to use our network of body shops. By using our body shops they receive approximately a 10% discount on the repair work. We receive a click fee for each transaction.

Customers

Our customers consist primarily of insurance companies, MGAs, TPAs and managers of self-insured automobile fleets. The most recent addition is a category of customers that services the insurance market. We have found interest from providers that have requested proposals from eAutoclaims to build an application to meet their unique needs or in some cases to allow them to transact business using the eJusterSuite application.

Contracts with existing clients are typically from one to five years and the first phase of the rollout of a new client starts with a 90-day pilot contract. This initial phase allows the customer to experience the reductions in appraisal expenses and realize the efficiencies offered by the eJusterSuite application and utilization of the eAutoclaims Guaranteed Repair Network (GRN). Most of our customers are on a one to five-year contract. That contract specifies that we take responsibility for repairing the vehicle, and liability to pay for the repairs performed in our network of body and glass repair providers. As a general rule, within seven days of the assignment of the vehicle to the body shop, our insurance and TPA customers pay us the completed audited repair price, before the shop discount, less the customer's volume discount. Our fleet and glass customers generally pay us within 30 days of the repair. If a vehicle owner decides not to have the vehicle repaired at the eAutoclaims network shop, we are paid a file-handling fee only.

Integration of service partners in the eJusterSuite application continues. In addition to a larger offering of service partners our auto glass network administration services have also increased as a value added service to our collision management clients.

Sales and Marketing

         A strong sales and marketing organization is essential to effectively market our services. We have made significant progress over the past year in establishing our brand name, eJusterSuite, and recognition of our corporate identity and service offering through direct mail, promotion activities, web site presence, tradeshow participation and other media events. We recently completed an initiative to modernize our web site and logo. Our most recent marketing campaign focused on what we believe is one of our most recognizable competitive advantages, the ability to effectively integrate service partners in the eJusterSuite application. This joint sales initiative with these service partners is producing additional leads for viable prospects that will eventually use the eJusterSuite application and the GRN and glass services.

         Because our collision management services require considerable customer education and post-sales support, we have chosen to solicit prospective customers through a direct sales force. As of July 31, 2003, we had five personnel in our sales and marketing department. In connection with our recent internal restructuring aimed at lowering expenses and improving sales, our CEO, Eric Seidel, has taken a more active role in our sales and marketing efforts and Reed Mattingly, our former Chief Operating Officer, has agreed to lead the sales and marketing department.


Competition
                  The auto collision claims service industry is highly competitive and has low barriers to entry. We are aware of several other companies that offer internet-based services similar to ours. Several of these competitors serve the insurance industry although most tend to focus on either the fleet or insurance segments of the market. We are aware of one competitor that offers collision repair services through a network of collision repair providers, online connectivity with those providers, and the estimate review service combined with a share of the volume discount with the customer that is provided by the repair facility.

         Several of our competitors offer application services (Application Service Provider models) along with electronic auditing capabilities. Even though most of our competitors have either changed their targeted marketing efforts or narrowed their focus to the insurance arena, the majority of these competitors have been in business longer than we have. Several of these competitors have significantly greater assets and financial resources than currently available to us. We expect competition to continue to intensify in the on-line claims management segment of this industry as current non-Internet competitors expand their market into the Internet and new competitors enter the market utilizing the Internet.

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

         The principal factors that help us to maintain and grow our market share are:

     o Continuous implementation of new technology to streamline the claims processing workflow for insurance adjusters;

     o Maintain attractive processing cycle time for claims; o Quality of repair shop services; o Ability to offer nationwide access to repair facilities; o Processing of claims/assignment fees and charges;

     o Ability to offer new services and efficiencies while incorporating technological change into existing services;

     o Access to claim status 24/7;

     o The increase in the volume of vehicles that a repair facility can expect to repair as part of our network;

Customer Service

     Our continued growth will be dependent upon our ability to consistently deliver customer centered service at competitive prices. Our eJusterSuite system is designed to ensure that the claims process flows smoothly and seamlessly. The Company's follow-up on claims assignments helps to ensure that all details of the claim will be verified to our quality standards.

     We have implemented a "Customer Service Professional" certification as part of our Associate Development Program to ensure that our employees are fully trained in the latest in customer service techniques and to help us in attaining our objective of becoming known as one of the best customer service organizations in the industry.


Employees

     As of September 30, 2003, eAutoclaims, Inc. had 80 full-time employees. There is no union contract relating to any of our employees nor does the company anticipate there to be unionization of its employees. We believe that our relationship with our employees is generally good.

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

     We have filed for and have been granted the fictitious name EAUTOCLAIMS in the State of Florida. We also own seventy-four (74) URL Internet domain names, including Premier Express Claims.com and eAutoFleet.com. We maintain a website located at www.eautoclaims.com. We are not incorporating by reference any information on our website and information on our website should not be considered part of this Form 10-K.

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

     We have pending trademark and service mark applications for eAudit, eAutoclaims, eJusterSuite, Ejuster Transfer and eProperty Suite. Each of these products is in various stages of development. There is no assurance we will be successful in registering these marks. Furthermore, we are exposed to the risk that other parties may claim we infringe their rights on these marks, which could result in us ceasing use of these marks, licensing the marks or becoming involved in costly and protracted litigation. In July 2003, we entered into a Settlement Agreement with IBM regarding the use and scope of the "e" logo/mark which precedes various of our trademarks and service marks. IBM takes the position it is the owner of the "e" logo relating to computer hardware and software and that our use of "e" logo infringed on their rights. The Settlement Agreement allows us to continue using, in a limited fashion, the use of the "e" logo in a manner not objectionable to IBM. We do not believe that the limitations imposed by the IBM Settlement Agreement will adversely affect our business.

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

Operations and Technology

     EAutoclaims' flagship product, eJusterSuite, contains the functionality and the ability for client customization that accommodates Fleet, Commercial, and Consumer insurance claims processing markets. eJustersuite has been coded using the philosophy of `code globally, implement locally' to ensure that the features our customers need are available globally and can be implemented locally with the flip of a bit, literally.

     The only requirements for use of our product are that the customer has Microsoft Internet Explorer 5.5 SP2 or higher installed on their system and that they have Internet access. We have a couple of applets that are used for uploading estimate files and optimizing images that act as browser plug-ins. We have no components that operate outside the browser environment that need to be installed on the clients system.

     Behind our flagship product eJusterSuite, resides a complex infrastructure of intranet applications that assist each department in effectively managing the claim processes. EAutoclaims continually refines its operational processes to ensure maximum efficiency. These operational refinements are achieved in part by modification of our internal software applications. eAutoclaims uses programming practices to assist us in the rapid application development process. Based on points of functionality, over 95% of all code used by eAutoclaims and our client to process claims was written internally at our Oldsmar, Florida facility.

     As an additional compliment to our eJusterSuite product, eAutoclaims has both the internal and external ability to take First Notice Of Loss (FNOL) assignments. This functionality allows our backroom system to pre-populate eJusterSuite with all the information needed by the insurance company adjuster. This functionality can also be used by our external customers through the use of our innovative technology called CAsE (Customizable Assignment Entry). With CAsE the client can create their own forms based on a comprehensive collection of data elements.

     The hardware that eAutoclaims operates is highly scalable and reliable. Each aspect of the operation has redundancies built in to ensure high availability of systems by our customers. As of the end of FY2002 we have replaced and upgraded all mission critical servers.

     Security and protection of customer data is also a paramount concern for our enterprise. We have in place Intrusion Detection Systems (IDS) that alert us to attempts to breach our security. We vigorously keep our operating systems updated with the most current security patches as well as keep our Antivirus software patterns updated and deployed to all systems within the organization.

     We have diverse data communications circuits that are used to access the Internet. We have circuits terminating in Orlando and circuits terminating in Tampa. This provision of two separate Points of Presence (POP) help ensure no interruption of service should an accidental fiber cut occur. As a backup, eAutoclaims also uses dedicated coaxial cable access to the Tampa POP.

     Our production environment is segregated from our development environment and as a result all code modifications occurs on development platforms. From development all code changes are tested on a staging server that is a replica of production. After successful testing the changes are scheduled for deployment to production. Our version control software tracks all changes and changes are deployed to all customers at the same time. Customers are always notified of changes through a flashing icon on their screens that details any changes in appearance or functionality of the application.


Prevention of Access to Data by Unauthorized Personnel

     Our technology systems are designed to address important security concerns. Only personnel in our Information and Technology Department are allowed access to stored data. Our Information and Technology Department provides indirect access to our clients via controlled program code. Notwithstanding such safeguards and procedures, like with all online systems providers, a successful unauthorized access to sensitive data or a virus attack on systems such as ours is possible. A malicious unauthorized access or effective virus could adversely affect our business

Protection from Catastrophic Events

     EAutoclaims takes the following precautions to help assure continuous service in the event of catastrophic events such as fire, water intrusion or loss of power:

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

     o All units are on UPS (Uninterruptible Power Supplies) in the event of a momentary loss of power. o Our fire suppression system is computer friendly. o We have a diesel powered backup generator that will keep us up and running for a minimum of three days in case the power were to fail for any reason. Assuming we have access to additional diesel fuel, it will keep us running indefinitely. o We have redundant Internet circuits with separate fiber paths to our building

     Notwithstanding these precautions, a catastrophic event could interrupt our service for a substantial period of time, which would adversely affect our business prospects.

     We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our Web site and services. Rapidly changing technology, evolving industry standards, and changing customer demands characterize the market in which we compete. Accordingly, our future success will depend on our ability to:

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


Governmental Regulation

     From time to time we receive inquiries from state regulators relating to licensing and qualification requirements as an insurance claims adjuster, appraiser or legality of a direct repair network under the laws of that particular jurisdiction. We also received inquiries regarding compliance with steering laws of certain jurisdictions. To date, we have been successful in either demonstrating to the appropriate state regulators that we do not violate the jurisdiction laws, that qualification is not required or we have agreed to register certain of our personnel or the entity, as appropriate, as a licensed insurance claims adjuster in that jurisdiction.

     Certain jurisdictions could adopt laws directed at the auto insurance industry, which could affect our business in an unforeseen and adverse manner. Several states have pending or proposed legislation which, if adopted, could adversely affect our business model. To date, industry trade associations have been successful in preventing the passage of unfavorable legislation.

     It is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated actions against online service providers regarding the manner in which personal information regarding the manner in which personal information is collected from users and provided to third parties. We do not currently provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services.

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

     In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are incorporated in Nevada and are currently only required to be qualified as a foreign corporation authorized to do business in the State of Florida because our offices and employees are located in Oldsmar, Florida. Changes in the laws affecting the Internet or the automobile insurance repair industry may require us to quality in additional jurisdictions. Our failure to qualify in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

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

     We have been involved in the Internet based automobile collision insurance claims business since May 2000. Our limited operating history in this industry makes an evaluation of our future prospects very difficult. Although we achieved profitability during the last half of fiscal 2003, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. You should carefully consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. There is a risk that we will not be able to accomplish our objectives. Failure to achieve any of our objectives could negatively affect our business, financial condition and results of operations.

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

There is no assurance we will continue our recent trend of profitability.

     In the last two quarters of our fiscal year ended July 31, 2003 we were profitable. However, for the year ended July 31, 2003, we had a net loss of $1,184,253. We will need to continue generating significant revenues from new and existing clients to offset potential loss of sales from our largest client in order to maintain profitable results. Although management is committed to sustain profitability through increased revenues and additional cost cutting measures, if necessary, there is no assurance that we will stay profitable.

We are dependent on only a few customers for a substantial portion of our revenues.

     During the year ended July 31, 2003, we derived 58% and 14% of our revenues from two customers. We have recently received information that the largest customer has sold one-half of their U.S. auto physical damage business and will possibly sell the other half. There is no assurance that the Company will continue to process the claims from the portion of the business that has been sold. If not, the impact of the change is not expected to start until January 2004, at which time the Company would expect one-twelfth of that portion of the business to decrease, or a decrease of approximately 2.4% of the Company's gross revenue each month, until the total decrease is approximately 29% by December of 2004. Currently, new customers are being rolled out on the Company's application, which will start to mitigate the loss of business before the Company feels the effect of the change. The Company's management expects that additional customers that are currently testing the Company's outsourcing solution will come on board and make up for the lost business from this customer. . Because of the competitive nature of our business and the uncertainty of bring on enough business to offset the loss of business, we may be unable to replace revenues quickly enough to sustain profitability. However, the company's management will cut expenses in the event we are unable to sustain profitability.

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

     Because the auto collision claims service industry is highly competitive and has low barriers to entry, we cannot assure you that we will be able to compete effectively. We are aware of one other company that offers internet-based services similar to ours. These competitors provide their services primarily to the fleet management industry. All of these competitors have been in business longer than we have and have significantly greater assets and financial resources than currently available to us. We expect competition to intensify in the Internet-based segment of this industry as current non-Internet competitors expand their market into the Internet and new competitors enter the market utilizing the Internet. We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures could force us to reduce our prices and may make it more difficult for us to attract new customers and retain current customers. The principal competitive factors for our services are:

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

     Internet-based collision claims administration is a relatively new and evolving industry. As such, there is no clearly defined business model that has a lengthy history of customer acceptance and profitability. For the industry to be successful, insurance companies must be willing to obtain collision administration services over the Internet. There is no way to be sure that a sufficient number of customers will utilize our services to enable us to remain profitable.

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

     We currently have relationships with over 2,400 independently owned and operated body shops upon which we depend to perform quality repair services at a reasonable cost and in a timely manner. Although we monitor the quality and timeliness of their services and can terminate our relationship with those shops that do not meet our standards, we do not have meaningful control over the quality of their services. Poor workmanship or service by any of these shops can adversely affect our relationships with customers and could cause them to stop dealing with us or reduce the amount of business that they do with us. In addition, because we assume the responsibility for the quality of repairs, poor workmanship and inferior work can negatively affect our financial position because of the additional costs we incur in properly repairing an automobile.

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

     The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Although we were granted supplemental registration rights for eAutoclaims.com(R), our service mark applications for eAutoclaims.com and Bricks to Clicks on the primary federal register were rejected, however this product is no longer in service and has been replaced by our latest product eJusterSuite. There is no assurance our pending trademark and service mark applications for eAudit, eAutoclaims, eJusterSuite, eJuster Transfer, and eProperty Suite will be approved. We have been involved in litigation regarding the rights to use the name eAutoclaims.com. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we may in the future offer our products and services. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary right is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

     The market price for our Common Stock is volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control, which means our market price could be depressed and could impair our ability to raise capital:

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

     A potential purchaser should not expect to receive a return on their investment in the form of dividends on our Common Stock. We have never paid cash dividends on our Common Stock and we do not expect to pay dividends in the foreseeable future. Our ability to pay dividends on our Common Stock is restricted by the terms of our agreements with the holders of our Series A Preferred Stock. Holders of our Series A Preferred Stock are entitled to annual dividends of 8% (currently aggregating $107,200 annually, assuming no conversion). To date, we have fulfilled our dividend obligations on the Series A Preferred Stock through the issuance of additional shares of our Common Stock to the holders of our series A Preferred Stock.

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

     The covenants with our Series A Preferred Shareholders restrict our ability to incur debt outside the normal course, acquire other businesses, pay dividends on our Common Stock, sell assets or issue our securities without the consent of the Series A Preferred Shareholders. Such arrangements may adversely affect our future operations or may require us to make additional concessions to the holders of the Series A Preferred Stock in order to enter into transactions or take actions management deems beneficial and in our best interests of the holders of our Common Stock.

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


ITEM 3.  LEGAL PROCEEDINGS

     In August 2002, we received a letter from counsel to Body Shops Unlimited, which included a copy of a complaint filed in a California State Court. Body Shops claims to have developed and delivered a software program to us, which remains unpaid. We contend the software does not meet specifications, and accordingly we are entitled to terminate the contract and any related maintenance fees. Body Shop alleged that they were owed $114,000 plus potential damages for fraud and unjust enrichment. We disputed these allegations. Instead of incurring significant legal fees we settled this lawsuit for $35,000.

     In August 2002, we were served with a complaint styled David B. Linka vs. eAutoclaims. Mr. Linka is a former employee of ours and alleged he is due substantial past and future compensation relating to his alleged improper termination. Essentially, this dispute concerned Mr. Linka's entitlement to approximately $1.4 million of some past, but mostly future commissions relating to an account Mr. Linka assisted in selling. While management believed that there were meritorious defenses to Mr. Linka's allegations, the Company settled for $75,000 instead of incurring significant legal fees.

     In April 2003, we received a letter requiring arbitration in the state of California on our contract with Decision Support Services (DSS). We stopped paying DSS because of their inability to deliver an agreed upon software product that meets required operation standards. Their initial complaint alleged that the Company owed them $250,000. We allege DSS owes us $110,000 for breach of contract. A subsequent amendment to the claim increased the amount claimed by DSS to $2.3 million based upon what we believe is an incorrect interpretation of the contract licensing fees and termination clause. The Company believes that their alleged damages are grossly overstated. While we believe that there are meritorious defenses against this action and that this matter will be vigorously and aggressively defended, it is too early to predict the ultimate outcome of this dispute.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fiscal year ended July 31, 2003.

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

                                                        High Bid    Low Bid

Fiscal Year Ended July 31, 2002

First Quarter (August 1, 2001 to October 31, 2001)        1.68        0.39
Second Quarter (November 1, 2001 to January 31, 2002)     0.92        0.37
Third Quarter (February 1, 2002 to April 30, 2002)        0.70        0.40
Fourth Quarter (May 1, 2002 to July 31, 2002)             0.45        0.28

Fiscal Year Ended July 31, 2003

First Quarter (August 1, 2002 to October 31, 2002)        0.36        0.10
Second Quarter (November 1, 2002 to January 31, 2003)     0.16        0.08
Third Quarter (February 1, 2003 to April 30, 2003)        0.14        0.08
Fourth Quarter (May 1, 2003 to July 31, 2003)             0.55        0.17


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

     As of September 30, 2003, there were approximately 23,542,200 shares of our Common Stock outstanding. In addition, as of September 30, 2003, shares of common stock were subject to the following outstanding warrants:

o 1,044,385 warrants issued to the agent and purchasers of our Series A Preferred Stock at exercise prices of between $1.46 and $4.50
o 1,150,000 warrants at an exercise price of $0.63 per share, issued to the purchasers of our convertible debentures, and
o 220,000 warrants at an exercise price of $0.75 per share, issued to the purchasers of common stock.

     As of September 30, 2003, we have reserved 4,723,467 shares of our Common Stock underlying options issued to our directors, employees and consultants with exercise prices of between $.01 and $5.06. We have also deposited 585,040 shares of our Common Stock in escrow in connection with the conversion rights of our outstanding Series A Convertible Preferred Stock, which shares are included in the number of currently outstanding shares. As of September 30, 2003, we had approximately 250 common shareholders of record.

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

Preferred Stock and Related Warrants

     Our Board of Directors (without further action by the shareholders) has the option to issue from time to time authorized un-issued shares of Preferred Stock and determine the terms, limitations, residual rights, and preferences of such shares. The Company has the authority to issue up to 5,000,000 shares of Preferred Stock pursuant to action by its Board of Directors. As of September 30, 2003, we had 247 shares of Series A Preferred Stock outstanding.

     Effective June 27, 2000, we entered into a Securities Purchase Agreement and related agreements relating to the issuance of our Series A Preferred Stock. The following discussion is only a summary of certain of the terms and provisions of the Securities Purchase Agreement, Registration Rights Agreement, Security Agreement, Certificate of Designation for our Series A Preferred Stock, Purchaser's Warrants and Agent's Warrants.

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

     During the time period June 2000 through June 2001, we raised a total of $2,289,929 (net of selling commissions and legal fees) from the sale of 520 shares of our Series A Preferred Stock at $5,000 per share. We paid total selling commissions of $260,000 and legal fees of $50,071 in connection with these placements. We issued a total of 780,000 Purchaser Warrants at exercise prices ranging from $1.46 to $3.33 and 264,385 Agent Warrants with an exercise price of $4.50.

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

     In May 2001, we amended our agreements and understandings with the holders of our Series A Preferred Stock, which provide, among other matters, as follows:

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

     o The mandatory commission feature is automatically extended until such time as beneficial ownership upon conversion does not exceed 4.9%.

     o All Series A Preferred Stock is automatically converted at such time as the outstanding amount of Series A Preferred Stock is less than $250,000, subject to the 4.9% beneficial ownership limitation.

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

     In January 2002, we issued 551,629 common shares to Governors Road in connection with the conversion of 42 shares of Series A Preferred Stock and accrued interest. In March 2002, we issued 4,097,951 common shares to Canadian Advantage Limited Partnership (2,991,504 shares) and Advantage (Bermuda) Fund, Ltd. (1,106,447 shares) in connection with the conversion of 210 shares of Series A Preferred Stock.

     In the fiscal year ended July 31, 2003, we issued 1,113,151 common shares to Governors Road, LLC in connection with the conversion of 21 shares of Series A Preferred Stock and accrued interest. Accordingly, Governors Road, LLC is the sole owner of the 247 shares of our currently outstanding Series A Preferred Stock.

     The agreements we entered into in connection with the issuance of the Series A Preferred Stock contain numerous affirmative and negative covenants, which may adversely affect our ability to attract other sources of capital or grow our business. We cannot incur debt outside the normal course, acquire other businesses, pay dividends, sell assets or issue our securities without the consent of the holders of our Series A Preferred Stock so long as our Series A Preferred Stock remains unpaid.

     In the future, subject to the limitations imposed by the Securities Purchase Agreement for the Series A Preferred Stock, our Board of Directors has the authority to issue additional shares of our Preferred Stock in series with rights, designations and preferences as determined by the Board of Directors. When any shares of our Preferred Stock are issued, certain rights of the holders of our Preferred Stock may affect the rights of the holders of Common Stock. The authority of the Board of Directors to issue shares of our Preferred Stock with characteristics which it determines (such as preferential voting, conversion, redemption and liquidation rights) may have a deterrent effect on persons who might wish to make a takeover bid to purchase our shares at a price, which might be attractive to our shareholders. However, the Board of Directors must fulfill its fiduciary obligation to our shareholders in evaluating a takeover bid.

Certain Provisions of the Certificate of Incorporation and Bylaws

     Our Certificate of Incorporation provides that no director shall be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director except as limited by Nevada law. Our Bylaws provide that we shall indemnify to the full extent authorized by law each of our directors and officers against expenses incurred in connection with any proceeding arising by reason of the fact that such person is or was an agent of the corporation.

     Insofar as indemnification for liabilities may be invoked to disclaim liability for damages arising under the Securities Act of 1933, as amended, or the Securities Act of 1934 (collectively, the "Acts"), as amended, it is the position of the Securities and Exchange Commission that such indemnification is against public policy as expressed in the Acts and are therefore, unenforceable.

Dividends

     We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth.

Shares Eligible for Future Sale

     As of September 30, 2003, we had outstanding 23,542,200 shares of Common Stock. Of these shares, 8,675,516 shares are freely tradable without restriction or limitation under the Securities Act, except for any shares purchased by "affiliates" or persons acting as "underwriters" as these terms are defined under the Securities Act.

     The 14,866,684 shares of Common Stock held by existing shareholders that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

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

     Sales under Rule 144 are also subject to provisions relating to notice and manner of sale and the availability of current public information about us. In addition, a person (or persons whose shares are aggregated) who has not been an affiliate of ours at any time during the 90 days immediately preceding a sale, and who has beneficially owned the shares for at least two years, would be entitled to sell such shares under Rule 144(k) without regard to the volume limitation and other conditions described above. While the foregoing discussion is intended to summarize the material provisions of Rule 144, it may not describe all of the applicable provisions of Rule 144, and, accordingly, you are encouraged to consult the full text of that Rule.

     We also have the ability to file Form S-8 registration statements, which registers for resale securities issued to our employees, officers, directors, consultants and advisors.

     We are required to register the shares of Common Stock underlying conversion features of our Series A Preferred Stock along with the shares of Common Stock underlying the Agent's Warrants and Purchaser's Warrants upon 60 days prior notice. The sale of our Common Stock underlying any such registration statement may also adversely affect the market price of our Common Stock, result in substantial dilution to our stockholders and might also adversely affect our ability to raise additional capital.

     The possibility of future sales by existing stockholders under Rule 144 or otherwise will, in the future, have a depressive effect on the market price of our Common Stock, and such sales, if substantial, might also adversely affect our ability to raise additional capital.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

     The following discussion and analysis should be read in conjunction with our audited financial statements as of July 31, 2003 and the notes thereto, all of which financial statements are included elsewhere in this form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Description of Business" and elsewhere in this Form 10-KSB.

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

OVERVIEW

     We are a business-to-business e-commerce company that uses the Internet to streamline and lower the overall costs of automotive repair paid by insurance companies, managing general agents (MGA) and third party claims administrators
(TPA) and self-insured automobile fleet management companies. We are establishing ourselves as the preeminent service provider for the automobile insurance industry, providing a seamless back-end infrastructure that links thousands of collision repair shops and support facilities. We provide a proprietary, cost-effective and highly advanced system for the processing and ultimate repair of claims for damaged vehicles filed by policyholders of our insurance company clients. We receive revenues from insurance companies for repairs completed by members of our network of repair shops. We approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle and glass repair through our provider network accounts for 92% and 95% of the revenue for the years ended July 31, 2003 and 2002, respectively. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For the years ended July 31, 2003 and 2002, 8% and 5% of the revenue has been received from claims processing fees and other income, respectively.

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

Revenue recognition:

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

     o The Company controls what is repaired with their contracted shops, as they audit the estimate submitted by the repair facility. The Company must agree that the repair is reasonable and necessary before the repair facility is allowed to proceed with the work being requested. o The Company has discretion in supplier selection. Through the use of software, the Company prioritizes which repair facility is used based on the efficiency and effectiveness of the repair facility, and

     o The Company has credit risk. The Company is responsible to pay the repair facility even if the customer does not pay for the repair.

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

     The Company maintains an allowance for doubtful accounts for losses that they estimate will arise from the customers' inability to make required payments. Collectibilty of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At July 31, 2003 the allowance for doubtful accounts was $242,000.

Accounting for Income taxes:

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $6,315,000 at July 31, 2003. The valuation allowance consists mainly of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company just recently reached profitability.


Valuation of long-lived assets:

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

     Goodwill was amortized using the straight-line method over 7 years through July 31, 2002. As of August 1, 2002 no additional amortization was recorded as a result of the change in accounting standards as described below in "recently issued financial accounting standards." At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results,
(ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business. No charge for impairment of this asset was considered to be necessary as of July 31, 2003.

RESULTS OF OPERATIONS

     The accompanying financial statements reflect the operations of eAutoclaims for the fiscal years ended July 31, 2003 and 2002.

REVENUE

     Total revenue for the year ended July 31, 2003 was approximately $34.1 million, which consists of approximately $29.7 million in collision repair management for insurance companies, approximately $0.9 million in auto glass repairs and approximately $3.5 million in fleet repair management and other repairs and fees. Total revenue for the year ended July 31, 2002 was approximately $32.3 million, which consists of approximately $28.5 million in collision repair management for insurance companies, approximately $1.0 million in auto glass repairs and approximately $2.8 million in fleet repair management and other repairs and fees. Total revenues increased approximately $1.7 million or 5% compared to approximately $32.3 million for the year ended July 31, 2002. This increase is primarily the result of growth in revenues attributed to our core collision repairs management business and the growth in fees and other revenue as described below. The company implemented a series of price increases during this period and evaluated the contribution to net margin by all accounts. The effect likely contributed to minimal growth for the year.

     The glass revenue decrease by 10% from approximately $1.0 million in fiscal year ended July 31, 2002 to approximately $0.9 million in fiscal year ended July 31, 2003. This decrease is a result of the loss of a major customer in fiscal year 2002 due to the maturing and increased competition for the glass repair business. We negotiated lower pricing from one of our larger glass vendors, which has helped our competitiveness in this market in the last quarter of fiscal year 2003. In the fourth quarter of fiscal 2003, glass revenue increased 89% or by approximately $186,000. The glass repair business complements our core business and allows our customers to use a single source for all their repair needs. The fleet revenue decreased approximately $261,000, or 23% from approximately $1.1 million in fiscal 2002 to approximately $0.9 in fiscal 2003. This decrease is mostly a result of a decrease in the amount of claims from our existing clients and two clients from 2002 that are no longer clients in 2003.

     During the year ended July 31, 2003, we derived 58% and 14% of our revenues from two customers. We have recently received information that the largest customer has sold one-half of their U.S. auto physical damage business and will possibly sell the other half. There is no assurance that the Company will continue to process the claims from the portion of the business that has been sold. If not, the impact of the change is not expected to start until January 2004, at which time the Company would expect one-twelfth of that portion of the business to decrease, or a decrease of approximately 2.4% of the Company's gross revenue each month, until the total decrease is approximately 29% by December of 2004. Currently, new customers are being rolled out on the Company's application, which will start to mitigate the loss of business before the Company feels the effect of the change. The Company's management expects that additional customers that are currently testing the Company's outsourcing solution will come on board and make up for the lost business from this customer. Because of the competitive nature of our business and the uncertainty of bring on enough business to offset the loss of business, we may be unable to replace revenues quickly enough to sustain profitability. However, the company's management will cut expenses in the event we are unable to sustain profitability.


EXPENSES

     Claims processing charges are primarily the costs of collision repairs paid by eAutoclaims to its collision repair shop network. Claims processing charges for the fiscal year 2002 were approximately $27.3 million compare to $28.3 million in fiscal 2003. This is an increase in total costs but a decrease in the percentage of claims costs compared to total revenue from 84.5% in fiscal 2002 to 83.2% in fiscal 2003. This decrease in the percentage of the claims processing charges compared to revenue over the same periods last year was mostly caused by increase sales in higher margin products.

     We are dependent upon our third party collision repair shops for insurance claims repairs. eAutoclaims currently has approximately 2,400 affiliated repair facilities in its network for claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the quality of service provided by collision repair shops fall below a satisfactory standard leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and providing staff inspections of our network shops and, if required, establish similar relationships with other collision repair shops. Our shop totals have decreased by approximately 800 shops over the last nine months. This decrease is a result of a combination of, poor performance of some shop network members, the Company's decision to reduce network shop coverage in certain geographical areas in order to increase the number of claims assigned to the best shops in those areas and late payments made over the last year. Management believes that the shops lost to slow payment can be replaced with other qualified shops and has started to do so.

     Selling, general and administrative (SG&A) expenses for the year ended July 31, 2003 were approximately $6.4 million or 19% of revenue compared to approximately $8.1 million or 25% of revenue for the year ended July 31, 2002. This represents an overall decrease in SG&A of 21%. This decrease in expense is mostly a result of a $1.1 million reduction in payroll and operating expenses. During the year ended July 31, 2003 and 2002 we incurred payroll related expenses of approximately $ 4.2 million and approximately $5.1 million, respectively, a 17% decrease.

     SG&A expenses included non-cash charges of approximately $997,000 for the year ended July 31, 2002. These non-cash charges included a $360,000 write-off of software, a $340,000 reserve for bad debts, $136,000 of stock and stock options for rent and employee compensation, and approximately $161,000 of stock issued for consulting agreements for investor relation services, legal, board and professional consultants.

     During fiscal year ended 2002, two insurance companies that owed the Company approximately $289,000 were placed into receivership in the state of California. During the summer of 2003 we were notified that our claims against these insurance companies are eligible and will be paid out of the State of California Guaranteed Fund. We received approximately $30,000 from this fund prior to the July 31, 2003 year-end, and have been told the Company will receive the remaining funds by the end of December 2003. Consequently, we have reversed approximately $122,000 of the allowance for doubtful accounts that was originally established due to the nature of the receivables.

     The Company has settled the two lawsuits that were present at the end of the 2002 fiscal year. In both cases management settled the suit in order not to incur significant legal fees. The settlements in each case were for amounts far less than the plaintiff was asserting. Cash combined settlement for these two lawsuits totaled $110,000, the effects of which have been recorded in the July 31, 2003 financial statements.

     Depreciation and amortization was approximately $503,000 and $1,086,000 for the years ended July 31, 2003 and 2002, respectively. Depreciation of fixed assets represented approximately $491,000 and $312,000, respectively. Amortization expense of approximately $0 and $218,000 in fiscal year ended 2003 and 2002, respectively, reflects the amortization of goodwill from the purchase of Premier Express Claims and Salvage Connection. The remaining amortization in the fiscal year ended 2003 and 2002 of approximately $12,000 and $556,000, respectively, relates to the warrants and debenture conversion feature created by the debenture financing in fiscal year 2003 and 2002. Due to a change in the accounting standards, no amortization is recorded in the year-ended July 31, 2003 from our acquisition of Premier Express Claims or Salvage Connection.

     Interest income of approximately $12,000 is included in selling, general and administrative expenses, net of interest expense of approximately $45,000 for the year ended July 31, 2003. For the 2002 fiscal year interest income of approximately $33,000 is included in selling, general and administrative expenses, net of interest expense of approximately $35,000, including approximately $10,000 of debenture interest. Interest expense related primarily to interest on shareholder loans and capital leases and interest income resulted primarily form interest earned on our cash reserves.

NET LOSS

     We recognized a net loss of approximately $1.2 million and $4.2 million for the years ended July 31, 2003 and 2002, respectively. This represents a 72% decrease in the loss between the two years. Net loss before non-cash charges, which are described above, were approximately $0.7 million and $2.1 million for the years ended July 31, 2003 and 2002, respectively. The decrease in the loss was primarily a result of the restructuring of expenses, improving margins and focusing on the most profitable clients. These three initiatives resulted in profitability for the third and forth quarters of fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 2002, we had cash and cash equivalents of $226,161, a $181,506 increase from last year, and a working capital deficiency of approximately $5.0 million as of July 31, 2003 compared to $4.5 million as of July 31, 2002. The primary source of our working capital during the year ended July 31, 2003, was the receipt of $777,750 from the sale of our securities. Another $165,000 of securities was sold subsequent to year-end, in August of 2003.

     From June to August 2003, the Company raised a total of $942,750 from the sale of debt and equity securities. The Company paid finder's fees and legal fees of $76,430 for a net of $866,320. Of the total funds raised, $300,000 was received from an 8% convertible debt security with a term of one year. The holder of the debt can convert the debt to equity at a fixed rate of $0.279 per share. The Company has the option to pay the interest in cash or equity. The remaining $642,750 was raised through the sale of 2,303,732 shares of common stock at a price of $0.279 per share. These shares include 128,136 common shares issued as a portion of the finder's fee. There were no warrants or other equity kickers included in these transactions.

     On October 27, 2003 the Company also received a commitment letter from a current investor to invest an additional $1,000,000-$2,000,000 into eAutoclaims if the funds were needed.

     On November 13, 2002 we signed a term sheet on a $10,000,000 equity line of credit that will allow eAuto, once the shares are registered, to access funds over a 36-month period by selling registered shares of common stock at 94% of the market value of the shares. Under this agreement, the amount of funds available to the Company would be based on the volume of the previous 20 trading days. The purchasing party offering the equity line of credit would receive warrants for 3% of the shares sold as well as a 2% placement fee. While this option is still available to the Company, management has not executed this document because their belief that financing with better terms is available.

     Our management continues to analyze our operations and streamline where appropriate. In October 2002 and January 2003, management made cost cuts that are anticipated to save the Company approximately $1.9 million per year. The costs that were cut focused primarily upon the trimming of overhead, including the termination of personnel and the deferral of new product development. These cost cuts, along with continued high levels of customer service, has allowed the Company to become profitable in the final two quarters of fiscal year 2003.

     During fiscal year ended 2002, two insurance companies that owed the Company approximately $289,000 were placed into receivership in the state of California. During the summer of 2003 we were notified that our claims against these insurance companies are eligible and will be paid out of the State of California Guaranteed Fund. We received approximately $30,000 from this fund prior to the July 31, 2003 year-end, and have been told the Company will receive the remaining funds by the end of December 2003. Consequently, we have reversed approximately $122,000 of the allowance for doubtful accounts that was originally established due to the nature of the receivables. The collections of these funds will help the Company's cash flow in the first two quarters of fiscal year ended 2004.

     The Company has settled the two lawsuits that were present at the end of the 2002 fiscal year. In both cases management settled the suit in order not to incur significant legal fees. The settlements in each case were for amounts far less than the plaintiff was asserting. Cash combine settlement for these two lawsuits totaled $110,000, the effects of which have been recorded in the July 31, 2003 financial statements.

     We believe that cash generated from the financing, operations together with cost cuts and the collection of past due receivables described above will be sufficient to meet our working capital requirements for the next 12 months.

     However, we will need to raise additional capital to pursue other business or technology acquisitions or if we experience losses. Although we will be able to continue to grow our business base, we will not be able to grow as quickly as management would like without the infusion of additional capital. We cannot assure you that we will be able to raise such funds or that such funds will be available to us on favorable terms. If we raise additional funds for the issuance of our securities, such securities may have rights, preferences or privileges similar to those of the rights of our Common Stock and our stockholders may experience additional dilution.

     Once we replace the business that will possibly be lost from our largest customer selling a portion of their business that we service, management expects revenue growth. If revenues decrease we will require additional funding. If revenue increase it will provide it's own working capital. However, there is no assurance that we will continue to sustain our growth. Our business has grown significantly since our inception. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period.

     Our principle commitments at July 31, 2003 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

Inflation

     We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

Seasonality

     eAutoclaims does not deem its revenues to be seasonal.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 2001, the FASB issued Statement no. 142, "Goodwill and Other Intangible Assets," which we have adopted as of August 1, 2002, that changes the accounting for goodwill from an amortization method to an impairment-only approach. As of August 1, 2002, eAutoclaims has ceased the amortization of goodwill. This statement also requires companies with goodwill recorded on their financial statements to evaluate if the goodwill has been impaired and if a charge should be recorded to write-off any impairment. We do not expect this statement to have an impact on our financial statements except to cease recording amortization expense of the goodwill.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements to be provided pursuant to this Item 7 begin on page F-1 of this Report, following Part III hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims.com, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

b) Changes in internal controls over financial reporting.

     In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended July 30, 2003. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.


PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:

Name                               Age       Position

Eric Seidel                        40        Chief Executive Officer,
                                             President and Director
Scott Moore                        42        Chief Financial Officer

Stacey Adams                       31        Sr. VP of Operations

Dave Mattingly                     45        Chief Information Officer

Reed Mattingly                     34        Executive Vice President

Jeffrey D. Dickson                 60        Chairman of the Board of Directors

Christopher Korge                  49        Director

Nicholas D. Trbovich, Jr.          43        Director

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

Business Experience of Executive Officers and Directors

     Eric Seidel has been a director and our chief executive officer and president since June 1, 2000. From January 1, 2000 through May 31, 2000, Mr. Seidel was the chief executive officer and president of eAutoclaims, Inc., which was privately held Delaware corporation, which merged with us. From September 1997 through December 1999, Mr. Seidel was employed as a senior executive officer of First American AMO. From August 1995 through June 1997, Mr. Seidel was a senior executive at Salex Corporation; a fleet management company serving Fortune 500 companies, where, among other responsibilities he was responsible for insurance company services. Mr. Seidel is a past president of the U.S. Junior Chamber of Commerce.

     Reed Mattingly, Executive Vice President. Mr. Mattingly was formerly the Chief Operating Officer of eAutoclaims and VP Premier Express Claims prior to its acquisition by eAutoclaims.com in July of 2000. He has 13 years of experience in the automotive insurance services business. Mr. Mattingly currently leads our sales and marketing teams. Mr. Mattingly is responsible for growth in revenue from new and existing clients through the effective marketing and sales of existing eAutoclaims applications and services as well as identification and development of alternative revenue generating opportunities. In the previous position of COO for eAutoclaims.com, he was instrumental in increasing revenue from approximately 15 million to over 30 million in revenues by working directly with national accounts and consistently providing excellent service to clients. He has also built and managed a 24-hour/7 day national claim reporting call center. Companies under his management have been known for a "high-tech, high-touch" approach to personalized customer service. He earned a degree in Business Management from the University of South Carolina.

     Scott Moore, CPA became our Chief Financial Officer on September 11, 2000. Mr. Moore is responsible for the internal and external financial reporting of the Company as well as providing financial insights into business operations. Mr. Moore was previously a partner in the accounting firm of Harper Van Scoik & Company in Clearwater, Florida for approximately 3 years and served as the technical review and quality control partner for the accounting and auditing practice of the firm. Mr. Moore was with the firm for a total of 12 years. Prior to that time Mr. Moore was a senior accountant with Deloitte Haskins & Sells.

     David Mattingly became our Chief Information Officer in June 2002. He had previously held the position of VP IT at eAutoclaims since March of 2001. Mr. Mattingly is responsible for developing new products and keeping the Company's technology on the `cutting edge.' He oversees and manages all eAutoclaims technology projects, inclusive of projects in both Network Administration and Programming departments. Mr. Mattingly also develops and maintains internal intranet applications and processes that form the `backroom' for claim processing. Mr. Mattingly has been in the Computer Technology field for over 22 years. He earned a BS Degree in Electronic Engineering Technology from the State University of New York during his seven-year tour with the United States Air Force. Mr. Mattingly has several other Computer Technology & Engineering degrees and is currently enrolled in Devry University's Keller Graduate School of Management MBA program with a concentration in Information Systems Management.

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

     Jeffrey D. Dickson has been a director and the chairman of our board of directors since June 2000. From May 1997 through November 1999, Mr. Dickson was the president and chief executive officer of First American AMO. From February 1995 through May 1997, Mr. Dickson was the president and chief operating officer of Salex Corporation. Mr. Dickson has served as an executive vice president of the American Bankers Insurance Group and president of Interloc Corp. Mr. Dickson was awarded a Masters of Business Administration degree from Harvard University in 1979.

     Christopher Korge has been a director since June 2000. He is the managing partner at the law firm of Korge & Korge, P.A. in Miami, Florida. He received his J.D. degree from Temple School of Law in 1981 and B.S. in Business Administration, from the University of Florida, in 1977. Mr. Korge's firm represents numerous Fortune 500 corporations. Mr. Korge serves on numerous boards of directors and is a major shareholder in various companies including two housing development companies, and one E commerce company, Intune Group. He is Chairman of Intune. Mr. Korge is Finance Vice Chairman of the Democratic National Committee. He is past Co-Chair of the Democratic National Committee Business Council.

     Nicholas D. Trbovich, Jr., has been a director of eAutoclaims since June 2000. He is a director and vice president of AMEX-listed Servotronics, Inc., President of TSV ELMA, Inc. and TSV Franklinville, Inc. (a Servotronics development subsidiary), Chairman and CEO of Queen Cutlery and CEO and President of Ontario Knife Company, (the U.S. Military's largest supplier of edged tools and survival knives).

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

     Mike Probyn, Operations General Manager. Mr. Probyn has been with eAutoclaims for 3 years and is currently serving as our Operations General Manager overseeing the Auditing, Claims and Vendor departments. He formerly served as the Regional Vendor Manager and National Vendor Manager. Prior to working for eAutoclaims, Mr. Probyn was Co-Owner of a Pest Control Company for over 15 years and also Past President of the Florida Junior Chamber of Commerce.

     Ryan Blade, Vice President Information Technology. Mr. Blade joined eAutoclaims in September 2000. He has served as a Technical Support Specialist, a programmer and an IT Department Manager. He was promoted to Vice President Information Technology in May 2003 and oversees the IT Support, Programming and Network Administration departments. Formerly he served thirteen years in the United States Army.

Election

     The Company's Bylaws fix the size of the Board of Directors at no fewer than three and no more than nine members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently there are four Committees of the Board of Directors and Meetings

Committees of the Board of Directors and Meetings

     Our Board of Directors held seven (7) meetings during the fiscal year ended July 31, 2003. Each of our directors attended at least 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors held during fiscal 2003, and (ii) the total number of meetings held by all committees of the Board of Directors on which such person served during fiscal 2003.

Audit Committee

     The Audit Committee, which held four meetings during fiscal 2003 to review the three 10QSBs and one 10KSB, acts on behalf of the Board to oversee all material aspects of the Company's reporting, control and audit functions. The Audit Committee's role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on Company processes for the management of the business/financial risk and for compliance with significant applicable legal, ethical and regulatory requirements. In addition, the Audit Committee reviews the adequacy of internal account, financial and operating controls and reviews the Company's financial reporting compliance procedures. During fiscal 2003 Mr. Dickson was Chairman of the Audit Committee. For fiscal 2004 Mr. Korge is Chairman of the Audit Committee and serves with Mr. Trbovich, Jr. and Mr. Dickson. See "Report of the Audit Committee"

Compensation Committee

     The Compensation Committee, which held two meetings during fiscal 2003 to review compensation issues and contracts, administers the Company's Stock Option Plan, establishes the compensation of the Chief Executive Officer and sets policy for compensation of all senior management and directors. The Compensation Committee consists of Mr. Dickson, Mr. Trbovich, Jr. and Mr. Korge. During fiscal 2003, Mr. Dickson served as Chairman of the Compensation Committee. Mr. Trbovich, Jr. became the Compensation Committee Chairperson effective August 1, 2003. See "Board Compensation Committee Report on Executive Compensation."

Nominating Committee

     The Company does not currently have a standing nominating committee of the Board of Directors.

Director Compensation

     During the eleven months ended June 30, 2003, the board members were paid $500 plus expenses for each board meeting they attend in person, and $300 for each board meeting they attend via conference call. Each outside director was entitled to $1,250 worth of Common Stock to be issued on a quarterly basis at the fair market value as of the end of each quarter. For the fiscal year ended July 31, 2003 and 2002, we have issued 55,797 and 35,257 shares, respectively, to our outside directors under this arrangement.

     Those outside Directors are also compensated with stock options at various points throughout the year. All these options have an exercise price set at the market value of the stock on the date of the granting of the option. The have an exercise term of five years and vest after one year. For the fiscal year ended July 31, 2003, two outside Directors received 12,500 options each quarter, which were issued on November 8, 2002, January 31, 2003, April 30, 2003 and July 31, 2003 at an exercise prices of $0.23, $0.13, $0.17 and $0.45, respectively, for a total of 100,000 options. For the fiscal year ended July 31, 2002, four directors received 12,500 options on both October 31, 2001 and January 31, 2002 with exercise prices $0.47 and $0.73 each, and three outside directors received 12,500 options on both April, 30 2002 and July 31, 2002 at an exercise prices of $0.51, $0.36, respectively, for a total of 175,000 options. The outside board members will be issued 12,500 options at the end of each quarter at the market value at the end of each quarter as compensation for their services. All these options are exercisable after one year and have terms of five years.

     Starting July 1, 2003 the directors' compensation was raised to be competitive in the industry. The two outside directors received an annual retainer of $25,000 each. This retainer was paid in stock for the fiscal year beginning August 1, 2003. Additionally, the two outside directors will receive $6,000 per year for attending board meetings and $4,000 per committee per year for attending committee meetings. The committee fee is raised to from $4,000 to $8,000 per committee per year if they are the Chairperson for the committee. If they don't attend one or more committee or board meetings their compensation is reduced accordingly.

Code of Ethics

     The Company has adopted a "Code of Business Conduct and Ethics" that applies to all eAuto employees and Board of Directors, including eAuto's principal executive officer and principal financial officer, or persons performing similar functions. A copy of the Company's Code of Business Conduct and Ethics is attached as an exhibit to this annual report on Form 10-KSB. The Company intends to post the Code of Business Conduct and Ethics and related amendments or waivers, if any, on its website at www.eautoclaims.com. Information contained on the Company's website is not a part of this report. Copies of the Company's Code of Business Conduct and Ethics will be provided free of charge upon written request to eAutoclaims.com, Inc., 110 East Douglas Road, Oldsmar, Florida 34677, attention: Scott Moore.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of the Forms 3, 4 and 5 filed during fiscal 2003 the registrant reasonably believes, except as described below, that each person who, at any time during the current fiscal year, was a director, officer, beneficial ownership of more than 10% of our common stock filed the appropriate form on a timely basis with respect to changes in such owner's beneficial ownership of our common stock. Mr. Dickson, our Chairman, was delinquent in filing Form 4s related to the acquisition of 7,954 common shares which occurred on or about September 2002.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid or accrued by us for the fiscal years ended July 31, 2003, 2002 and 2001 to or for the account of our Officers that exceed $100,000.

                                                                                         Long-Term Compensation
                                    Annual Compensation                         Awards                    Payouts
----------------------------- ---------- ------------ ---------- --------------- ------------ -------------- ---------- ------------
                                                                                                             Long-Term
----------------------------                                         Other       Restricted    Securities    Incentive      All
                               Fiscal                                Annual         Stock      Underlying      Plan        Other
Name   of    Individual    &    Year       Salary       Bonus     Compensation     Awards     Options/SARs    Payouts   Compensation
Principal Position                                                    (1)
----------------------------- ---------- ------------ ---------- --------------- ------------ -------------- ---------- ------------
----------------------------- ---------- ------------ ---------- --------------- ------------ -------------- ---------- ------------

Eric Seidel                     2001      $162,835       -0-          -0-            -0-        1,080,000       -0-         -0-
President and                   2002      $249,398     $37,500      $76,311          -0-          182,870       -0-         -0-
Chief Executive Officer         2003      $242,402     $37,500        -0-            -0-         165,000        -0-         -0-

Scott Moore                     2001      $111,539       -0-          -0-            -0-         222,000        -0-         -0-
Chief Financial Officer         2002      $130,726       -0-          -0-            -0-         106,250        -0-         -0-
                                2003      $131,424       -0-          -0-            -0-         80,000         -0-         -0-

Randy Wright (2)                2001      $118,038       -0-          -0-            -0-         120,000        -0-         -0-
Chief Development Officer       2002      $123,718       -0-          -0-            -0-         102,778        -0-         -0-
                                2003       $95,556       -0-          -0-            -0-         30,000         -0-         -0-

Gaver Powers (3)                2001       $98,700       -0-          -0-            -0-         165,000        -0-         -0-
Chief Information Officer       2002      $100,946       -0-          -0-            -0-         99,306         -0-         -0-
                                2003       $45,311       -0-          -0-            -0-           -0-          -0-         -0-

Reed Mattingly                  2001       $95,078       -0-          -0-            -0-         90,000         -0-         -0-
Executive Vice President        2002      $115,932       -0-          -0-            -0-         100,463        -0-         -0-
                                2003      $104,931       -0-          -0-            -0-         30,000         -0-         -0-

Dave Mattingly                  2002      $100,303       -0-          -0-            -0-         66,204         -0-         -0-
Chief Information Officer       2003      $100,185       -0-          -0-            -0-         30,000         -0-         -0-

----------------------------- ---------- ------------ ---------- --------------- ------------ -------------- ---------- ------------

The cost to us of personal benefits, including premiums for life insurance and any other perquisites, to such executives do not exceed 10% of such executive's annual salary and bonus.

(1) Other annual compensation, including cell phones is less than 10% of the officers' salaries and is therefore not disclosed above.
(2) Mr. Wright resigned in January 2003.
(3) Mr. Powers' employment ceased in October 2002.

Option/SAR Grants in Last Fiscal Year

---------------------------------------------------------------------------------------------------------------------
                       Percent of Total
                           Number of         Options/SARs
                           Securities          Granted
                           Underlying       to Employees/         Exercise       Fair Market Value
                          Options/SARs        Directors           or Base            At date of            Expiration
Name of Individual        Granted (1)       In Fiscal Year         Price               Grant                  Date
----------------------- ----------------- ------------------- ----------------- --------------------- ----------------

Eric Seidel                  40,000              4.4%              $0.15               $0.15                12/21/07
                             50,000              5.5%              $0.10               $0.10                 4/7/08
                             25,000              2.8%              $0.21               $0.21                5/16/08
                             25,000              2.8%              $0.39               $0.39                6/14/08
                             25,000              2.8%              $0.52               $0.52                7/25/08

Scott Moore                  30,000              3.3%              $0.15               $0.15                12/21/07
                             50,000              5.5%              $0.13               $0.13                4/25/08

Randy Wright                 30,000              3.3%              $0.15               $0.15                12/21/07

Reed Mattingly               30,000              3.3%              $0.15               $0.15                12/21/07

Dave Mattingly               30,000              3.3%              $0.15               $0.15                12/21/07

------------------------------------------------------------------------------------------------- ---------------------

(1) Except as described in the description of Mr. Seidel's employment contract below, each option granted has a term of 5 years, and vests over three years.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table provides information with respect to the named officer concerning exercised and unexercised options in fiscal year ended July 31, 2003.

------------------------- --------------- ------------------ ------------------------------- -------------------------
                                                                  Number of Securities         Value of Unexercised
                                                                 Underlying Unexercised            In-The-Money
                              Shares                                  Options/SARs                 Options/SARs
Name of                    Acquired on          Value            at Fiscal Year End (#)       at Fiscal Year End($)
Individual                 Exercise (#)     Realized (1)       Exercisable/Unexercisable     Exercisable/Unexercisable
                                                                                                       (2)
------------------------- --------------- ------------------ ------------------------------- -------------------------

Eric Seidel                  677,504           $60,200              357,500 / 165,000                  -0-/$37,000
Scott Moore                   81,250           $7,563               139,666 / 187,334                  -0-/$25,000
Randy Wright                  27,778           $3,611               166,666 / 73,334                $9,000/-0-
Gaver Powers                   -0-               -0-                195,973 / 0                    $32,695/-0-
Reed Mattingly                25,463           $3,310               123,334 / 96,666                   -0-/$9,000
Dave Mattingly                25,000           $2,107                63,334 / 76,666                   -0-/$9,000

------------------------------------------------------------------------------------------------------------------------

(1) Value Realized represents the market value of the underlying securities on the exercise date minus the exercise price of such options.
(2) Value Realized represents the market value of the underlying securities on 7/31/03 minus the exercise price of such options.

Employment Contracts and Other Arrangements

     Eric Seidel, President and Chief Executive Officer. On March 27, 2003, the Board of Directors approved an Amended and Restated Employment Agreement with Mr. Seidel. Mr. Seidel agreed to a salary reduction from his last contract in order to assist the Company in meeting it's financial goals. His previous agreement specified a salary of $250,000. His new two (2) year agreement specifies an annual base salary of $185,000, effective February 1, 2003 through December 31, 2003. From January 1, 2004 through February 1, 2005, his minimum annual base salary will be $200,000. Mr. Seidel receives bonuses equal to 3% of the Company's earnings before interest, taxes, depreciation and amortization as defined by generally accepted accounting principles (GAAP). Mr. Seidel may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Each month that the Company is profitable on a GAAP basis, He also has the right to receive options to purchase 25,000 shares of our common stock, with a term of five years at a strike price equal to the stock's fair market value at the date of granting. These options vest over the remaining life of his contract. He continues his entitlement to reimbursement of ordinary, necessary and reasonable business expenses incurred in connection with his services. He continues his right to participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverage and other benefits afforded our employees. He is entitled to a $750 per month automobile allowance and $1,000 of personal allowances. He is entitled to 299% of his current base salary if he loses his position, unless he is terminated for cause. This contract supercedes the change of control agreement dated April 9, 2001.

     Reed Mattingly, Executive Vice President - Sales. We entered into an employment agreement with Reed Mattingly. Mr. Mattingly is currently our Executive Vice President in charge of Sales. This agreement was effective May 1, 2003, and has a term of two (2) years. Under this agreement, Mr. Mattingly is entitled to an annual base salary of $110,000 through April 30, 2004, and then $115,500 through April 30, 2005. Mr. Mattingly is entitled to bonus compensation as determined by the Company. Mr. Mattingly may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Mr. Mattingly is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to a $700 per month automobile allowance. During the term of his agreement and for a period of two (2) years after termination of his agreement, Mr. Mattingly is subject to a non-competition and restrictive covenant with us. This agreement supercedes the "Change of Control Agreement" dated April 9, 2001.

     M. Scott Moore, Chief Financial Officer. In March 2003, we entered into an employment agreement with M. Scott Moore, our Chief Financial Officer. This agreement has a term of two (2) years, and commences on May 1, 2003. Under this agreement, Mr. Moore is entitled to an annual base salary of $135,000 through April 30, 2004, and $144,445 through April 30, 2005. Mr. Moore is entitled to bonus compensation as determined by the Company. Mr. Moore may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Mr. Moore is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to an automobile allowance of $400 per month during the term of his agreement. Mr. Moore was issued options to purchase 50,000 shares of our Common Stock at $0.13 per share, which was the fair market value of the closing price of our shares as of the date of his agreement. These options vest in 1/3 installments over each year of employment. These options have a maximum exercise period of 5 years. All his options vest if the contract is not renewed or there is a change in control of the Company. If we elect not to renew this agreement, then he is entitled to nine (9) months severance pay at his then current base salary. Mr. Moore has agreed not to compete with us during the term of this agreement and for a period of two (2) years after termination of this agreement. This agreement supercedes the "Change of Control Agreement" dated April 9, 2001.

     David Mattingly, Chief Information Officer. We entered into an employment agreement with David Mattingly. Mr. Mattingly is currently our Chief Information Officer. This agreement was effective May 1, 2003, and has a term of two (2) years. Under this agreement, Mr. Mattingly is entitled to an annual base salary of $105,000 through April 30, 2004, and then $110,250 through April 30, 2005. Mr. Mattingly is entitled to bonus compensation as determined by the Company. Mr. Mattingly may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Mr. Mattingly is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to a $400 per month automobile allowance. During the term of his agreement and for a period of two (2) years after termination of his agreement, Mr. Mattingly is subject to a non-competition and restrictive covenant with us. This agreement supercedes the "Change of Control Agreement" dated April 9, 2001.

     Stacey Adams, Senior Vice President - Operations. We entered into an employment agreement with Stacey Adams. Ms. Adams is currently our Senior Vice President in charge of operations. This agreement was effective May 1, 2003, and has a term of two (2) years. Under this agreement, Ms. Adams is entitled to an annual base salary of $75,000 through April 30, 2004, and then $78,750 through April 30, 2005. Ms. Adams is entitled to bonus compensation as determined by the Company. Ms. Adams may elect to receive part or her entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Ms. Adams is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. She may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. She is entitled to a $400 per month automobile allowance. During the term of her agreement and for a period of two (2) years after termination of his agreement, Ms. Adams is subject to a non-competition and restrictive covenant with us. This agreement supercedes the "Change of Control Agreement" dated April 9, 2001.

Change of Control Shares

     On March 27, 2003, as part of a employee and board member retention program the Board of Directors voted to grant certain employees (Mr. Seidel is not entitled to participate in the employee retention program) a total of 2,000,000 shares of our common stock or equivalent consideration thereof and the current and future board members 1,000,000 common shares if there is a change in control of greater than 50% ownership of the Company or a sale of all or substantially all it's assets. Only those employees and board members employed or on the board at the time of the change will participate in the compensation.

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

     General Compensation Philosophy. Our compensation programs are designed to directly align compensation with our performance and increases in stockholder value as measured by our stock price and to enable us to attract, retain and reward executives and employees needed to accomplish our goals. The committee believes that executive pay should be linked to our overall performance. Therefore, we provide an executive compensation program, which includes base pay, long-term incentive opportunities through the use of stock options, shares and, in some cases, cash bonuses.

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

     Base Salary. Base salary is designed primarily to be competitive with base salary levels in effect at high technology companies that area of comparable size and with which we compete for executive personnel. Base salary is set annually based on job-related experience, individual performance and pay levels of similar positions at comparable companies. Salaries for executive officers were generally determined on an individual basis by evaluating each executive's scope of responsibility, performance, prior experience and salary history, as well as salaries for similar positions at comparable companies.

     Cash Performance Awards. Management believes that cash performance awards, such as bonuses, should be tied to achievement of performance goals established by the committee. On June 2, 2003 the board approved a bonus plan based on achieve certain levels of profitability. If the management team achieves earnings per share of $0.01 to $0.10 per share then eight senior managers will split a total bonus pool ranging from $10,000 to $100,000 based on the level of profitability. The computation was tied to profitability to directly tie the employee bonuses to goals that will enhance shareholder value.

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

     The number of shares subject to stock options granted is within the discretion of the Compensation Committee. In determining the size of stock option grants, the Compensation Committee considers the officer's responsibilities, the expected future contribution of the officer to the Company's performance and the number of shares, which continue to be subject to vesting under outstanding options. For 2003, options were granted to the executive officers based on their positions and a subjective assessment of individual performances. Stock options typically have been granted to executive officers when the executive first joins the Company. At the discretion of the Committee, executive officers may also be granted stock options to provide greater incentives to continue their employment with the Company and to strive to increase the value of the Company's Common Stock.

     Compensation for the Chief Executive Officer. Mr. Seidel's base salary for the year 2003 was determined by the employment agreement we assumed with Mr. Seidel. The Compensation Committee believes that the employment agreement terms are in a manner consistent with the factors described above for all executive officers.

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

     During the fiscal year ended July 31, 2003 we issued 808,000 options to employees in accordance with the 1998 Plan. In addition, 100,000 options were granted to board members.

     All of these options are subject to vesting and are exercised at the current market price of our stock as of the date of issuance. We have the right to increase the total amount of options, which may be issued so long as total outstanding options do not exceed 15% of the number of our fully diluted outstanding shares of Common Stock. Furthermore, in lieu of paying cash bonuses, the employees may be issued shares of our Common Stock at the then fair market value in an amount not to exceed 50% of that employee's base salary. All of the options we have issued are subject to immediate vesting and are exercisable in the event of a change of control, which is defined as a sale of substantially all of our assets or a merger in which we are not the surviving entity.


     As of September 30, 2003, we have issued, or reserved for issuance, 7,137,852 shares of our Common Stock relating to outstanding options and warrants which are categorized as follows:

Options issued to Directors                                1,471,000 (1)

Options issued to Chief Executive Officer                    547,500 (2)

Options issued in connection with acquisition of PEC         130,000 (3)

Options issued to Employees                                2,484,538 (4)

Options issued to Consultants                                 86,429 (5)

Options Outstanding prior to eAutoclaims.com merger            4,000

Warrants relating to debentures                            1,150,000 (6)

Warrants relating to private placement                       220,000 (7)

Purchaser's Warrants                                         780,000 (8)

Agent's Warrants                                             264,385 (9)
                                                     ---------------
                                    Total                  7,137,852
                                                     ===============

(1) The options issued to our directors have strike prices ranging from $0.01 to $5.06 and are exercisable through April 9, 2011. See "Directors and Executive Officers-Directors Compensation".

(2) Mr. Seidel currently owns the following options with the following terms:

                                   Strike         #
         # of Options              Price       Vested        Expiration Date
         ------------              ------      -------       ---------------
           32,500                  $2.00         32,500           4/24/05
         100,000                   $1.22       100,000            12/4/05
           40,000                  $1.01         40,000           1/10/06
           40,000                  $2.00         40,000            2/2/06
           20,000                  $1.26         20,000            3/2/06
           50,000                  $0.69         50,000           9/18/06
           75,000                  $0.55         75,000           3/27/07
           40,000                  $0.15              0          12/21/07
           50,000                  $0.10              0            4/7/08
           25,000                  $0.21              0           5/16/08
           25,000                  $0.39              0           6/15/08
           25,000                  $0.52              0           7/25/08
           25,000                  $0.32              0           8/29/08
         --------                              --------
         547,500                               357,500
         =========                             =======



         During fiscal year ended July 31, 2003, Mr. Seidel exercised 677,504 options at a strike price of $.01. See "Executive Compensation" and "Directors and Executive Officers -
         Employment Contracts and Other Matters".

(3) 65,000 options immediately exercisable at $2.00 per share were issued to each of Randall K. Wright and Reed Mattingly. See "Executive Compensation - Employment Contracts and Other
         Matters".

(4) Represents options issued to our employees at exercise prices ranging from $0.01 to $3.38. 1,338,504 shares of these options are currently exercisable. The remaining options vest over a three year term. On December 21, 2002, 598,000 options were granted to various employees with an exercise price of $0.15 per share. Another 85,000 shares were issued to three employees with a strike price ranging from $0.13 to $0.30 per share. All these shares vest over three years with a term of 5 years.

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

(7) Represents warrants issued to purchasers of common stock on June 17, 2002 with an exercise price of $0.75 per share, with a term of 5 years.

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

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of September 30, 2003.

                                                                              (c)
                                                                     Number of Securities
                     Number of Securities        (b)               Remaining Available for
                       To be Issued Upon   Weighted Average       Future Issuance Under
                         Exercised of      Exercise Price of      Equity Compensation Plan
                     Outstanding Options,  Outstanding Options,     (Excluding Securities
Plan Category        Warrants, and Rights  Warrants, and Rights   Reflected in Column (a))
-------------        --------------------- --------------------------------------------

Equity Compensation
 Plans Approved by
 Stockholders (1)          2,624,218             $0.95                  907,112 (4)

Equity Compensation
 Plans Not Approved by
 Stockholders (2) (3)      5,030,249              $023                      N/A
                           ---------

                  Total    7,654,467             $0.48
                           =========

 __________________________
---------------------------

(1) Includes options issued to our Chairman of the Board at $.01, and options issued to employees.
(2) Includes 3,000,000 shares that may be issued in connection with a change of control,
(3) Exclude 2,418,385 warrants issued to investors in connection with capital raising transactions not approved by our stockholders.
(4) Based on a Board of Directors imposed limit of 15%, not the 20% shown in the approved plan.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains information with respect to the beneficial ownership of our Common Stock as of September 30, 2003, by:

o  each person who we know beneficially owns more than 5% of our Common Stock;
o each of our directors and each individual who serve as our named executive officers individually; and
o  all of our directors and executive officers as a group.


Name and Address of                    Amount and Nature of      Percentage
Beneficial Owner (1), (14)              Beneficial Ownership      (2)(13)
--------------------------              --------------------    -----------
Eric Seidel (3)                               1,442,592             6.04%
Scott Moore (4)                                 264,750             1.12%
Reed Mattingly (5)                              386,832             1.63%
Dave Mattingly (6)                              111,038             0.47%
Jeffrey D. Dickson (7)                        1,175,550             4.79%
Nicholas D. Trbovich, Jr. (8)                   242,894             1.03%
Christopher Korge (9)                         1,841,431             7.46%
Canadian Advantage Limited Partnership        2,991,504            12.71%
(10)                                          1,137,330             4.83%
Advantage (Bermuda) Fund, Ltd. (11)           1,315,680             5.59%
Entrade, Inc. (12)

Directors and officers                        5,465,087            20.59%
as a group (10 persons) (13)

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless otherwise noted, each such person is deemed to be the beneficial owner of shares of Common Stock held by such person on September 30, 2003, and any shares of Common Stock which such person has the right to acquire pursuant to securities exercisable or exchangeable for, or convertible into, Common Stock, within 60 days from such date. The address of each beneficial owner is in care of the Company, 110 East Douglas Rd, Oldsmar, Florida 34677.

(2) Based on 23,542,200 shares of Common Stock outstanding at the close of business on September 30, 2003. This amount excludes shares of our Common Stock underlying the conversion rights of our Series A Preferred Stock and excludes 7,137,852 shares reserved for outstanding options and warrants. 1,000,000 warrants issued to Mr. Korge were included (see note 9 below).

(3) 400,000 shares of our Common Stock were issued to Mr. Seidel as founder shares. He acquired 12,341 in open market purchases and exercised 777,504 of options granted to him by the company and transferred 104,753 shares to his ex-wife in a divorce. This amount also includes vested options to acquire 357,500 Common Shares at exercise prices between $0.55 and $2.00. This amount excludes options, which are not vested over the next 60 days, to acquire 190,000 Common Shares at an exercise price of $0.10 to $0.52, which vest through May 21, 2005. See "Executive Compensation - Employment Contracts and Other Matters".

(4) Mr. Moore's ownership consists of (i) 1,500 common shares acquired in open market purchase, (ii) 81,250 common shares acquired through exercising options at $.01 per share, and (iii) vested options to acquire up to 182,000 common shares at an exercise price between $0.55 and $2.69. This amount excludes unvested options for 145,000 common shares at exercise prices between $0.13 and $2.00, which vest through April 25, 2006. See "Executive Compensation - Employment Contracts and Other Matters".

(5) Mr. Reed Mattingly's ownership consists of (i) 64,000 of our common shares issued to him in connection with the Premier Express Claims, Inc. merger, (ii) the issuance of 125,701 shares in satisfaction of a promissory note plus interest related to the Premier Express Claims, Inc. merger,
     (iii) the exercise of options to acquire 40,000 shares at an exercise price of $.01, (iv) 25,463 shares of our common stock acquired by exercising options at a price of $0.01 per share, and (v) options to acquire up to 131,668 shares at exercise prices between $0.55 to $2.00. This amount excludes unvested options to acquire up to 88,332 common shares at exercise prices of $0.15 to $2.00, which vest through December 21, 2005. See "Executive Compensation".

(6) Mr. Dave Mattingly's ownership consists of (i) 25,000 of our common shares issued to him when he exercised his option to purchase 25,000 shares at $.01 per share, (ii) 1,500 shares that he purchased on the open market, (iii) the exercise of options to acquire 16,204 shares at an exercise price of $.01, and (v) options to acquire up to 68,334 shares at exercise prices between $0.55 and $3.38. This amount excludes unvested options to acquire up to 71,666 common shares at exercise prices of $0.15 to $2.00, which vest through December 21, 2005. See "Executive Compensation".

(7) Includes160,000 shares of our Common Stock issued to Mr. Dickson as founder shares and 18,550 shares acquired in the open market. Also includes options to acquire up to 900,000 shares of our Common Stock at $0.01 and 97,000 shares at a price between $0.90 and $5.06. See Directors and Executive Officers - Director Compensation".

(8) Mr. Trbovich, Jr.'s ownership consists of (i) 98,814 shares issued to him for his service on the board, (ii) 2,080 shares that he purchased on the open market, (iii) 10,000 shares owned by Mr. Trbovich's wife, of which he disclaims beneficial ownership, and
     (iv) options to acquire up to 132,000 shares at exercise prices between $0.36 and $5.06. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.13 to $0.45, which vest through July 31, 2004. See Directors and Executive Officers - Director Compensation".

(9) Mr. Korge's ownership consists of (i) 488,090 common shares relating to the conversion of $300,000 of our convertible debentures, which matured on September 30, 2001 at a conversion price of $0.63, (ii) 98,814 shares issued to him for his service on the board, (iii) 15,000 shares that he purchased on the open market, (iv) 107,527 shares purchased from the Company in August 2003, (v) warrants to acquire up to 1,000,000 shares of our Common Stock at a conversion price of $0.63 in connection with the issuance of our convertible debentures, and (vi) options to acquire 132,000 shares at exercise prices between $0.36 and $5.06 for services as a director. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.13 to $0.45, which vest through July 31, 2004. See Directors and Executive Officers - Director Compensation".


(10) Represents shares received upon the conversion of preferred shares in March 2002 as reported on a Schedule 13D on or about March 26, 2002. John Pennington has investment decision-making authority for this entity.

(11) Represents shares received upon the conversion of preferred shares in March 2002 as reported on a Schedule 13D on or about March 26, 2002. John Pennington has investment decision-making authority for this entity.

(12) Represents shares acquired privately in December 2001 as reported on a Schedule 13G filed on or about December 13, 2001.

(13) Includes outstanding options and warrants to acquire up to 3,000,502 shares of our Common Stock issued to our officers and directors, which are currently exercisable.

(14) Excludes warrants to acquire 641,220 shares of our common stock and excludes shares of our common stock currently held or relating to the conversion of our Series A Preferred Stock owned by Governor's Road, LLC. David Sims as the director of Navigator Management, which is the general partner of this fund, is the natural person who controls and has investment making decision authority over our securities owned by Governors Road, LLC and its affiliates. Mr. Sims disclaims beneficial ownership of all of these shares. Each of these entities has entered into an agreement which provides that such entity will not acquire any additional shares of our Common Stock in the open market or, convert our Series A Preferred Stock into the Common Stock or exercise warrants if the effect of such a purchase, exercise or conversion would be to increase such entity's equity ownership position above 4.9%. Accordingly, because it is not anticipated that any of these entities will acquire beneficial ownership within the next 60 days of shares of our Common Stock underlying warrants or conversion privileges of our Series A Preferred Stock such amounts are excluded from the above tables.

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

     In consideration for these consulting services Mr. Dickson is entitled to an annual consulting fee of $100,000, payable every two (2) weeks. In addition, Mr. Dickson is entitled to a non-interest bearing $126,500 line of credit that was originally established in fiscal year 2000. As of July 31, 2003, $78,431 is still outstanding under this arrangement, after $30,000 of service credits as described above. Mr. Dickson is spending a substantial amount of his time dealing with administrative matters, investor relations and public relations. This frees up Mr. Seidel's time to focus on sales and marketing. The Company and Mr. Dickson have agreed that $3,000 per month of his consulting fee will be withheld by the Company and used to reduce the outstanding balance under the line of credit. No further borrowings will be made under this line of credit.

     We have entered into employment agreements with all of our senior management. For description of these employment agreements and related rights to our stock options, see "Executive Compensation - Employment Contracts and Other Arrangements."

     In fiscal year ended 2003 and 2002, we issued 412,521 and 234,277 shares, respectively, of our Common Stock to Michael T. Cronin, Esq., who is a partner in the law firm which serves as our corporate and securities counsel, in consideration for $118,525 and $105,040 of his services charged at normal hourly rates. All other charges incurred by us for other employees of his firm are paid in cash. As of July 31, 2003, all these common shares have been earned.

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

     In connection with the issuance of shares of our Common Stock in August 2003, Christopher Korge, one of our directors acquired 107,527 shares at a fixed price of $.279 per share. In addition, the brother-in-law of Mr. Seidel, our CEO, acquired 35,842 shares at a fixed price of $.279.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are amended/restated in their entirety to reflect our merger with eAutoclaims.com.

Exhibit No.       Description

1.1    [Reserved]
1.2    [Reserved]
3.1 Articles of Incorporation of Samuel Hamann Graphix, Inc. (Nevada) as amended (1)
3.2 Articles of Merger between Samuel Hamann Graphix, Inc. (Nevada) and Samuel Hamann Graphix, Inc. (California) (1)
3.3    By-laws of Transformation Processing Inc. (Nevada).(1)
3.4    Articles of Merger between of TPI (Ontario) and TPI (Nevada) (1)
3.5 Agreement and Plan of Merger by and between Transformation Processing, Inc. and eAutoclaims.com, Inc., dated April 26, 2000 (3)
3.6 Articles of Merger of eAutoclaims.com, Inc., a Delaware corporation with and into Transformation Processing, Inc., a Nevada corporation (5)
3.7 Agreement and Plan of Merger by and among eAutoclaims.com, Inc., a Nevada corporation, eAutoclaims.com Acquisition, a South Carolina corporation, Premier Express Claims, Inc., a South Carolina corporation, and its stockholders, dated June 8, 2000 (2)
3.8 First Amendment to Agreement and Plan of Merger with Premier Claims, Inc. dated June 27, 2000 (2)
3.9 Articles of Merger or Share Exchange between Premier Express, Inc., as the surviving corporation and eAutoclaims.com Acquisition Corporation, filed July 20, 2000 with the Secretary of State of South Carolina (5)
3.10 Promissory Note dated June 27, 2000 between eAutoclaims.com, Inc. and Randal K. Wright and S.Reed Mattingly (2)
3.11   Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc.
       and Randal K. Wright (2)
3.12   Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc. and
       S. Reed Mattingly. (2)
4.1    Specimen of Common Stock Certificate (1)
4.2    [Reserved]
4.3    [Reserved]
4.4    The Registrants 1998 Stock Option Plan (4)
4.5    [Reserved]
4.6    Form of Stock Option Agreement to Employees(6)
4.7    Form of Directors Stock Option Agreement(6)
4.8    Form of Non-Qualified Stock Option Agreement(6)
5.1    [Reserved]
10.1 Employment Agreement between eAutoclaims.com, Inc. and Eric Seidel dated February 1, 2000 (5)(8)
10.2 Employment Agreement between eAutoclaims.com, Inc. and Randal K. Wright dated July 1, 2000 (2)(9)
10.3 Employment Agreement between eAutoclaims.com, Inc. and S. Reed Mattingly dated July 1, 2000 (2)(8)
10.4 Employment Agreement between eAutoclaims.com, Inc. and M. Scott Moore dated August 14, 2000 (5)(9)
10.5 Employment Agreement between eAutoclaims.com, Inc. and Gaver Powers dated April 13, 2000 (5)
10.6 Consulting Agreement between eAutoclaims.com, Inc. and Jeffrey D. Dickson dated December 1, 1999 (5)
10.7 Consulting Agreement between eAutoclaims.com, Inc. and Liviakis Financial Communications, Inc.
       dated February 1, 2000 (5)(9)
10.8 Amendment No. 1 to Consulting Agreement between eAutoclaims.com, Inc. and Liviakis Financial Communications, Inc. dated September 18, 2000
      (5)(9)
10.9 Lease Agreement between eAutoclaims.com, Inc. and KWPH, Inc., dated October 17, 2000 (5)(9)
10.10 Service Agreement between eAutoclaims.com, Inc. and WE Securities, Inc. dated August 8, 2000 (5)(9)
10.11 Business Consulting Agreement between eAutoclaims.com, Inc. and TTG LLC dated September 8, 2000 (5)(9)

10.12  Commercial  lease dated October 12, 1998 between  Premier Express
       Claims,  Inc. and Stephenson Park Associates Limited (5)(9)
10.13  [Reserved]
10.14 Certificate of Full Performance of Proposal - Form 46 filed by BDO Dunwoody Limited - Trustee dated May 8, 2000 (5)
10.15 Order of the Superior Court of Justice in the Matter of the Proposal of Transformation Processing, Inc. dated November 25, 1999 (5)
10.16 Proposal of Transformation Processing, Inc. - Court File No. 32-107046 filed in the Superior Court of Justice dated October 14, 1999. (5)
10.17 Share Exchange Agreement between Transformation Processing, Inc. and certain of its securities holders dated April 30, 2000 (5)
10.18  [Reserved]
10.19 Securities Purchase Agreement effective June 27, 2000 between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (5)
10.20 Certificate of Rights, Designations, Preferences and Limitations of Series A Convertible Preferred Stock (5)
10.21 Security Agreement between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (5)
10.22  Form of Purchasers Warrant (5)
10.23  Form of Agents Warrant (5)
10.24  Registration Rights Agreement (5)
10.25 eAutoclaims.com, Inc. Agreement with Certain Securities Holders effective May 31, 2000 (5)
10.26  eAutoclaims.com, Inc. Agreement with Sovereign Partners, Ltd.
       effective May 31, 2000 (5)
10.27  eAutoclaims.com, Inc. Agreement with Dominium Capital Fund (5)
10.28 Form of Master Modification Agreement with Certain Security Holders dated January 12, 2001(6)
10.29  Restated master Modification Agreement dated May 2001
10.30 Modification agreement dated November 2001 superceding the original Modification Agreement dated January 12, 2001 and the Restated Modification Agreement dated May 2001
10.31  Form of Bricks to Clicks Service and License Agreement (6)
10.32  Form of Collision Repair Facility Agreement and Procedures (6)
10.33  Form of Change of Control and Termination Agreement (6)
10.34  Form of Officers/Directors Indemnification Agreement (6)
10.35 Bricks to Clicks Service and Licensing Agreement with Inspire Claims Management, Inc., dated November 1, 2000(6)(9)
10.36  Lease Agreement for 110 East Douglas Road dated September 2001 (6)
10.37  Form of Employee Confidentiality Agreement (6)
10.38  Letter Agreement with Liviakis Financial Communications, Inc. (6)
10.39 Letter Agreement with Former Liviakis Financial Communications, Inc. Employees (6)
10.40 Claims Management Services and License Agreement with Royal Indemnity Company, dated April 24, 2001(6)
10.41  Amended and Restated Employment Agreement with Eric Seidel effective
       May 21, 2001 (6)(8)
10.42 Form of Amendment to Certificate of Designation, Rights and Preferences of Series A Preferred Stock effective May 21, 2002 (7)*
10.43  Agreement between Parts.com, Inc. and the Registrant effective
       May 1, 2001(6)
10.44  Form of Convertible Debenture (6)
10.45  Form of Warrants issued in connection with Convertible Debentures (6)
10.46  Form of Subscription Agreement for purchasers of Convertible
       Debentures (6)
10.47  Amended and Restated Employment Agreement with Eric Seidel, dated
       March 27, 2003*
10.48  Employment Agreement with Scott Moore, effective April 25, 2003*
10.49  Employment Agreement with Reed Mattingly, effective May 1, 2003*
10.50  Employment Agreement with Dave Mattingly, effective May 1, 2003*
10.51  Employment Agreement with Stacy Adams, effective May 1, 2003*
31 Certificates of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32 Certificate pursuant to Section 1350 pursuant to Section 906 of Sarbanes-Oxley Note of 2002.
99.1   Code of Ethics*

(1) Incorporated by reference from the Registrant's Form 10-SB filed on March 12, 1998 and amended on August 31, 1998 and October 22, 1998
(2) Incorporated by reference from the Registrant's Form 8-K filed on July 25, 2000
(3) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 1999
(4) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 1998
(5) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 2000
(6) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 2001
(7) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 2002
(8) This Employment Agreement has been superseded by a new employment agreement filed herewith. See (9)
(9)      Terminated, no longer in effect
*        Filed herewith

(b)      Reports on Form 8-K

Item 5./Item 9. - Regarding private placement of $972,000, dated July 13, 2003

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND EXPENSES

Compensation of Auditors

Audit Fees. Goldstein Golub Kessler LLP billed the Company an aggregate of $83,500 in fees and expenses for professional services rendered in connection with the audit of the Company's financial statements for the fiscal year ended July 31, 2002 and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-Q during the fiscal year ended July 31, 2003.

Financial Information Systems Design and Implementation Fees. Goldstein Golub Kessler LLP did not provide the Company any professional services for financial information systems design or implementation for the fiscal year ended July 31, 2003.

All Other Fees. Goldstein Golub Kessler LLP billed the Company an aggregate of $23,444 in fees and expenses during the year ended July 31, 2003, primarily for the following professional services:

Audit related services                                   $18,444  (1)
Taxes                                                    $ 5,000

(1) Audit related services include due diligence investigations related to the Company's acquisitions, registration statements and related offerings, accounting advice and other audits, including benefit plans.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Oldsmar, State of Florida, on the 29th day of October, 2003.

                           eAUTOCLAIMS.COM.INC.


                           BY:     /s/ Eric Seidel
                                   --------------------------------------------
                                   Eric Seidel
                                   President and Chief  Executive
Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  NAME                     TITLE                DATE

/s/Eric Seidel                 President, Chief Executive    October 29, 2003
----------------------------   Officer and Director
Eric Seidel


/s/Scott Moore                 Chief Financial and           October 29, 2003
----------------------------   Accounting Officer
Scott Moore


/s/Jeffrey D. Dickson          Chairman                      October 29, 2003
----------------------------
Jeffrey D. Dickson


/s/Nicholas D. Trbovich, Jr.   Director                      October 24, 2003
----------------------------
2003
Nicholas D. Trbovich, Jr.


/s/Christopher Korge           Director                      October 27, 2003
-----------------------------
Christopher Korge


10/25/2003 9:32 AM
41287.102070
#301774 v2 - EAUTOCLAIMS Form 10-KSB (10/9/03)

EXHIBIT 31
                                 CERTIFICATIONS

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



Date:   October 29, 2003              /s/ Eric Seidel
-------------------------------   --------------------------------------------
                                     President and C.E.O.



Date:   October 29, 2003              /s/ Scott Moore
-------------------------------   ---------------------------------------------
                                     Chief Financial Officer

EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the annual report of eAutoclaims.com, Inc. (the "Company"), on Form 10-KSB of the year ended July 31, 2003, we hereby certify solely for the purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         1. The annual report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the annual report fairly presents, in all materials respects, the financial condition and results of operations of the Company.

Date:   October 29, 2003.


                                          /s/ Eric Seidel
                                      ---------------------------------------
                        Print Name:       Eric Seidel
                        Title:            Chief Executive Officer


                                          /s/ Scott Moore
                                      ---------------------------------------
                        Print Name:       Scott Moore
                        Title:            Chief Financial Officer

                     EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 31, 2003

                      EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                    Page
                                                                    _____

Independent Auditor's Report                                         F-2


Consolidated Financial Statements:

   Balance Sheet                                                     F-3
   Statement of Operations                                           F-4
   Statement of Stockholders Equity (Deficiency)                     F-5
   Statement of Cash Flows                                           F-6
   Notes to Consolidated Financial Statements                     F-7 - F-19

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
eAutoclaims.com, Inc.


We have audited the accompanying consolidated balance sheet of eAutoclaims.com, Inc. and Subsidiary as of July 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eAutoclaims.com, Inc. and Subsidiary as of July 31, 2003 and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

September 19, 2003

                                 EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                           CONSOLIDATED BALANCE SHEET
                                                        July 31, 2003
--------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                      $ 226,161
  Accounts receivable, less allowance for doubtful
    accounts of $242,000                                    1,198,764

  Due from related parties                                    111,821
  Prepaid expenses and other current assets                    52,832
--------------------------------------------------------------------------------
       Total current assets                                 1,589,578

Property and Equipment, net of accumulated
   depreciation of $1,034,701                               1,033,551

Goodwill                                                    1,093,843

Other Assets                                                   40,540

Deferred Income Tax Asset, net of valuation
   allowance of $6,315,000
--------------------------------------------------------------------------------
       Total Assets                                       $ 3,757,512
================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and accrued expenses                  $ 6,259,323
   Loan payable - stockholder                                 117,993
   Current portion of capital lease obligation                 33,925
   Convertible debenture, net of unamortized
     discount of $129,122                                     170,878
--------------------------------------------------------------------------------
       Total current liabilities                            6,582,119

Capital Lease Obligation                                       86,325
--------------------------------------------------------------------------------
       Total liabilities                                    6,668,444

Stockholders' Deficiency:
  Convertible preferred stock - $.001 par value; authorized 5,000,000 shares, issued and outstanding 247 shares aggregate liquidation
   preference of $1,235,000                                         1
  Common stock - $.001 par value; authorized
   50,000,000 shares, issued and
   outstanding 22,828,955 shares                               22,829
  Additional paid-in capital                               18,459,225
  Accumulated deficit                                     (21,392,987)
--------------------------------------------------------------------------------
       Stockholders' Deficiency                            (2,910,932)
--------------------------------------------------------------------------------
       Total Liabilities and Stockholders' Deficiency     $ 3,757,512
================================================================================

See Notes to Consolidated Financial Statements


                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                          CONSOLIDATED STATEMENT OF OPERATIONS

   Year Ended July 31                            2003                   2002
--------------------------------------------------------------------------------
Revenue:
  Collision repairs management              $ 29,697,420          $ 28,485,167
  Glass repairs                                  894,485               995,972
  Fleet repairs management                       868,962             1,129,784
  Fees and other revenue                       2,600,205             1,672,440
--------------------------------------------------------------------------------
Total revenue                                 34,061,072            32,283,363

Expenses:
  Claims processing charges                   28,323,741            27,293,568
  Selling, general and administrative          6,418,911             8,114,580
  Depreciation and amortization                  490,935               530,618
  Amortization of beneficial conversion
    feature on convertible debentures and
    fair value of warrants issued in
    connection with debentures                    11,738               555,551
--------------------------------------------------------------------------------
Total expenses                                35,245,325            36,494,317
--------------------------------------------------------------------------------
Net loss                                    $ (1,184,253)         $ (4,210,954)
================================================================================

Adjustment to net loss to compute loss per common share:
          Preferred stock dividends and
          Deduction relating to Series A
           Convertible Preferred Stock          (101,296)             (570,997)
--------------------------------------------------------------------------------
Net loss applicable to common stock         $ (1,285,549)         $ (4,781,951)
================================================================================
Loss per common share - basic and
  diluted                                        $ (0.06)              $ (0.32)
================================================================================

Weighted-average number of common
  shares outstanding-basic and diluted        20,209,634            14,813,549
================================================================================

See Notes to Consolidated Financial Statements

                                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
Years ended July 31, 2003 and 2002
                                                                                          Additional                   Stockholders'
                                                Preferred Stock        Common Stock        Paid-in      Accumulated       Equity
                                                 Shares   Amount   Shares       Amount      Capital       Deficit      (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2001                          520      $ 1  11,711,877    $ 11,712  $ 16,051,679   $(15,325,487)      $ 737,905

Issuance of common stock for cash                                  220,000         220        93,245                         93,465

Issuance of common stock upon exercise of
  options                                                          326,000         326         2,934                          3,260

Issuance of common stock for amounts
     due to shareholders                                            91,667          92        43,908                         44,000

Issuance of common stock for services                              327,184         327       160,933                        161,260

Issuance of common stock in conjunction
  with lease                                                        97,927          98        92,933                         93,031

Issuance of compensatory stock options                                                        82,509                         82,509

Issuance of common stock upon conversion
   of debentures                                                   942,855         943       649,057                        650,000

Issuance of common stock for interest on
  debentures                                                        23,028          23         9,188                          9,211

Recognition of beneficial conversion feature
  on convertible preferred stock                                                             408,000       (408,000)              -

Accrued dividends on preferred stock                                                                       (162,997)       (162,997)

Issuance of common stock for preferred stock
   dividends                                                       441,537         441       133,051                        133,492

Issuance of common stock upon conversion of
   preferred stock                               (252)           4,208,043       4,208        (4,208)

Net loss                                                                                                 (4,210,954)     (4,210,954)
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 2002                          268        1  18,390,118      18,390    17,723,229    (20,107,438)     (2,365,818)

Issuance of common stock upon exercise of
    options                                                        958,850         960         8,630                          9,590

Issuance of common stock for amounts due
  to shareholder                                                    84,034          84         9,916                         10,000

Issuance of common stock for services                              570,437         571       156,264                        156,835

Accrued dividends on preferred stock                                                                    (101,296)          (101,296)

Issuance of common stock upon conversion
    of preferred stock                            (21)             928,481         927          (927)                             -

Issuance of common stock for preferred
    stock dividends                                                184,670         185        19,895                         20,080

Issuance of common stock for cash                                1,712,365        1712       401,358                        403,070

Recognition of beneficial conversion feature
   on convertible debenture                                                                  140,860                        140,860

Net loss                                                                                                 (1,184,253)     (1,184,253)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2003                          247      $ 1  22,828,955    $ 22,829  $ 18,459,225   $(21,392,987)    $(2,910,932)
====================================================================================================================================
See Notes to Consolidated Financial Statements



                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------
 Year Ended July 31,                                    2003           2002
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                        $ (1,184,253)   $ (4,210,954)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                      490,935        530,618
    Write off of computer software                                    360,000
    Amortization of discount on debentures              11,738        555,551
    Common stock issued for services                   156,835        161,260
    Common stock issued for interest                                    9,211
    Common stock issued for rent and option to
     purchase facility                                                 43,659
    Issuance of compensatory stock options                             82,509
    Allowance for doubtful accounts                   (158,000)       340,000
    Changes in operating assets and liabilities
      (Increase) decrease in accounts receivable      (176,412)         4,057
      Decrease (increase) in prepaid expenses and
       other current assets                            180,681        (57,448)
      (Increase) in other assets                       (15,610)       (19,930)
      Increase in accounts payable and accrued
       expenses                                        870,186      2,245,810
      (Decrease) increase in deferred software
       subscription revenue                           (284,676)       173,006
--------------------------------------------------------------------------------
        Net cash provided by (used in)
           operating activities                        (108,576)       217,349
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                 (418,448)      (765,980)
  Payments from related parties                         38,563         53,469
  Loans to related parties                              (7,000)       (42,000)

--------------------------------------------------------------------------------
    Net cash used in investing activities             (386,885)      (754,511)
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                   403,070         93,465
  Proceeds from exercise of stock options                9,590          3,260
  Principal payments on capital lease                  (28,686)
  Proceeds from issuance of convertible debentures     300,000
  Principal payments on shareholder loans               (7,007)
--------------------------------------------------------------------------------
    Net cash provided by financing activities          676,967         96,725
--------------------------------------------------------------------------------
Net increase (decrease) in cash                        181,506       (440,437)
Cash at beginning of year                               44,655        485,092
--------------------------------------------------------------------------------
Cash  at end of year                                 $ 226,161       $ 44,655
================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest              $ 45,324       $ 34,801
================================================================================

Supplemental disclosure of noncash investing and
 financing activities:
  Conversion of debentures to common stock                          $ 650,000
  ==============================================================================
  Issuance of common stock for amount due to
   shareholders                                       $ 10,000       $ 44,000
  ==============================================================================
  Issuance of stock for payment of rent                              $ 49,373
  ==============================================================================
  Issuance of stock for preferred stock dividends     $ 20,080      $ 133,492
  ==============================================================================
  Accrued dividends on preferred stock               $ 101,296
  ==============================================================================
  Equipment acquired by capital lease                $ 106,899
  ==============================================================================

See Notes to Consolidated Financial Statements

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.         THE BUSINESS AND BASIS OF PRESENTATION

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         The Company derives revenue from the sale of estimating software to shops within the Company's repair shop network. Since the Company only resells and does not service the estimating software, the revenue and cost of revenue from the transaction is recognized on the date of shipment.

         Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customer's ability to pay and current economic trends. The company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

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

         The Company identifies and records impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. At July 31, 2003, no such impairment existed.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation, "to provide alternative methods of transition for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee compensation using the

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         fair-value-based method would have on reported net income and earnings per share. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based compensation arrangements. The amendment to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002.

         The Company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principals Board Opinion No 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No.
         123. Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net loss per share would have been increased to the following pro forma amounts:

                                                        Year Ended
                                                         July 31,
                                                      2003              2002
                                                  -----------------------------

         Net loss as reported                      $ (1,184,253)   $ (4,210,954)
         Add back intrinsic value of the options
             issued to employees and charged to
             operations                                                  82,509
         Deduct total stock based employee
           compensation expense determined under
           fair value based methods for all awards     (607,267)     (1,034,192)
                                                   -----------------------------
         Pro forma net loss                         $(1,791,520)   $ (5,162,637)
                                                   =============================

         Basic and diluted net loss per share
              as reported                                 $(.06)          $(.32)
         Pro forma basic and diluted loss per share       $(.09)          $(.39)



         The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended July 31, 2003 and 2002. The assumptions were risk-free interest rate of 6.50%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of 200%, and an expected life of the option of five years.

         The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

         The carrying value of cash, accounts payable, and accrued expenses are reasonable estimates of their fair value because of short-term maturity. The fair value of the loans payable and convertible debentures approximates their principle amounts.

         The Company believes that the concentration of credit risk in its trade receivables, with respect to its limited customer base, is substantially mitigated by its credit evaluation process. The Company does not require collateral.



3.       PER SHARE CALCULATIONS

         Basic loss per share is computed as net loss available to common stockholders' divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. As of July 31, 2003 and 2002, 7,112,536 and 7,704,784 options, respectively, were excluded from the diluted loss per share computation, as their effect would be antidilutive.

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       PROPERTY AND EQUIPMENT

         At July 31, 2003 property and equipment, at cost, consists of the following:

                                                         Estimated
                                             2003      Useful Life
--------------------------------------------------------------------------------

           Computer Equipment            $  644,702     3 years
           Software                         868,189     3 years
           Office equipment                 231,606     3 years
           Leasehold improvements           231,883     Term of Lease
           Furniture and fixtures            91,872     10 years
--------------------------------------------------------------------------------

                                          2,068,252
           Less accumulated depreciation  1,034,701
                                          ---------
                                         $1,033,551
                                         ==========

5.       GOODWILL AND INTANGIBLE ASSETS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions for SFAS 142 were effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 142 as of August 1, 2002; SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires the Company to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. SFAS 142 also requires disclosure of what net loss would have been in all periods presented had SFAS 142 been in effect.

         The following table is provided to disclose what net loss would have been had SFAS 142 been adopted in prior periods:

                                                 Year Ended
                                                   July 31,


                                               2003                  2002
                                            --------------------------------

         Net loss                          $(1,184,253)         $(4,210,954)
         Add back:  goodwill amortization                           218,772
                                            --------------------------------

         Adjusted net income loss          $(1,184,253)         $(3,992,182)
                                           =================================

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         At July 31, 2003 accounts payable and accrued expenses consist of the following:

                                                        2003
--------------------------------------------------------------------------------
         Accounts payable                           $5,509.565
         Accrued payroll and vacation wages            128,101

         Accrued dividends                             244,902

         Other accrued liabilities (none in excess
           of 5% of current liabilities)               376,755

--------------------------------------------------------------------------------
                                                    $6,259,323
================================================================================


7.       LOAN PAYABLE -  STOCKHOLDER

         As of July 31, 2003 the Company had one loan outstanding to a stockholder totaling $117,993. The loan bears interest at the rate of 12% per annum and is being paid over 18 months with principal and interest payments of $7,582 per month through December of 2004. The fair value of the loan approximates its carrying amount based on rates available to the Company for similar loans.

8.       CONVERTIBLE NOTE AND DEBENTURES

         In July of 2003 the Company entered into a $300,000, 8% convertible note payable with a term of 1 year. This note is convertible at the discretion of the creditor at a fixed rate of $0.279 per share. The interest can be paid in either cash or common shares at the Company's discretion at the end of the loan. The Company recorded a discount to the note payable of $140,860 representing the beneficial conversion feature of the debentures. The discount will be amortized to interest expense over the one-year term of the note.

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

         For the years ended July 31, 2003 and 2002 $11,738 and $555,551 has been charged to operations.

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       COMMITMENTS AND CONTINGENCIES

         The Company has a two-year employment agreement with its president and chief executive officer. On March 27, 2003, the Board of Directors approved an Amended and Restated Employment Agreement with its President and Chief Executive Officer. The new two year agreement specifies an annual base salary of $185,000, effective February 1, 2003 through December 31, 2003. From January 1, 2004 through February 1, 2005, the minimum annual base salary will be $200,000. The individual receives bonuses equal to 3% of the Company's earnings before interest, taxes, depreciation and amortization as defined by generally accepted accounting principles (GAAP), and may elect to receive part or the entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Each month that the Company is profitable on a GAAP basis, the individual also has the right to receive options to purchase 25,000 shares of the Company's common stock, with a term of five years at an exercise price equal to the stock's fair market value at the date of grant. These options vest over the remaining life of his contract. The individual is entitled to a $750 per month automobile allowance and $1,000 of personal allowances. The individual is entitled 299% of his current base salary if the individual loses his position, unless terminated for cause.

         In addition, the Company has two-year employment agreements with four other executives that expire April 30, 2004. The agreements provide base salaries of $425,000 in the first year to $448,945 in the second year. They also receive automobile allowance ranging from $400 to $700 per month. If their contracts are not renewed they receive severance packages ranging from six to nine months of their annual compensation. These severance packages supercede the previous "Change in Control and Termination Agreements," dated April 9, 2001, that each of these executives had previously executed.

         On March 27, 2003 the Board of Directors voted to grant certain key employees a total of 2,000,000 shares of our common stock or equivalent consideration thereof and the current and future board members 1,000,000 common shares if there is a change in control of greater than 50% ownership of the Company or a sale of all or substantially all it's assets.

         The Company leases equipment and facilities under non-cancelable capital and operating leases expiring on various dates through fiscal 2008. The main operating lease consists of a 5-year lease for 30,000 square feet of a 62,000 square foot facility. The Company has an option to buy the entire facility with the associated land for $2,950,000. The Company issued 51,971 shares of common stock to pay for the January through March 31, 2002 rent, and another 45,956 shares for the purchase option, for a total of 97,927 shares. Total rent expense under the operating leases for the years ended July 31, 2003 and 2002 totaled approximately $219,000 and $309,000 respectively.

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       COMMITMENTS AND CONTINGENCIES (Continued)

         The minimum future payments under capital and operating leases are payable as follows:

                   Year ending July 31,
                         2004                                $ 273,000
                         2005                                  265,000
                         2006                                  259,000
                         2007                                  101,000
                         2008                                    4,000
--------------------------------------------------------------------------------
                                                             $ 902,000
================================================================================


10.      STOCKHOLDERS' EQUITY

         The Company is authorized to issue 5,000,000 shares of $.001 par value preferred stock. Each share of preferred stock is convertible into a number of shares of common stock. As amended, the number of common shares to be issued is derived by taking the lesser of 75% of the average of the closing bid prices for the common stock for the 3 lowest trading days out of the 20 consecutive trading days immediately preceding the date of conversion or $0.625. Dividends are payable at the rate of 8% of the aggregate liquidation preference amount per annum and are cumulative. As of July 31, 2003, the Company had issued 520 shares of preferred stock, and 247 were still outstanding.

         On July 31, 2001, 100 shares of the preferred stock described above were redeemable at the Company's option at 120% of face value, plus accrued dividends by August 15, 2001. Since the Company did not redeem the preferred stock, its terms became identical to the Company's other preferred stock. An increase to accumulated deficit and the net loss available to common shareholders $408,000 has been recorded during the year ended July 31, 2002, representing the beneficial conversion feature. The Company has issued warrants as part of this funding in accordance with the terms of the preferred stock agreements. The fair value attributed to the warrants has been treated as a cost associated with the issuance of the convertible preferred stock, and has been recorded as an increase to accumulated deficit and an increase in the net loss attributable to common shareholders.

         On January 31, 2002, 42 shares of preferred stock with a face value of $210,000, plus dividends of approximately $26,000 were converted into 551,629 shares of common stock. On March 27, 2002, 210 shares of preferred stock with a face value of $1,050,000, plus dividends of approximately $108,000 were converted into 4,097,951 shares of common stock

         On June 17, 2002, the Company sold 220,000 shares of common stock and warrants to purchase 220,000 shares of common stock, with an exercise price of $0.75 per share, for $93,465, net of commissions and legal fees.

         During the year ended July 31, 2002, employees exercised 326,000 options to purchase shares of the Company's common stock.

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      STOCKHOLDERS' EQUITY (Continued)


         On September 20, 2001, two shareholders and officers of the Company converted $44,000 of debt owed to them by the Company into 91,667 shares of common stock.

         During the year ended July 31, 2002, the Company issued 234,277 shares of common stock in exchange for $105,040 of legal services.

         During the year ended July 31, 2002, the Company issued 37,650 shares of common stock to a company in partial payment of public relations consulting services. These shares were earned during the same time period resulting in a charge to operations of $30,120.

         During the year ended July 31, 2002, the Company issued 35,257 shares of common stock to four outside members of the Board of Directors. The Company charged operations $17,500, which was equal to the fair market value of the shares when earned.

         On June 5, 2002, the Company issued 20,000 shares of common stock to an individual for consulting services provided to the company during the fiscal year ended July 31, 2002. The Company charged operations $8,600 which was equal to the fair market value of the shares when earned.

         During the year ended July 31, 2002, the Company entered into an agreement for the lease of a new office facility that called for the issuance of 97,927 shares of common stock for three months rent and a five-year purchase option of the property at a pre-established price. During the year ended July 31, 2002, $43,659 was charged to operations for the stock issued relating to the purchase option. The $49,372 associated with the rent was recorded as prepaid rent and has been charged to operations during the year ended July 31, 2003.

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

         During the year ended July 31, 2003, employees exercised 958,850 options to purchase shares of the Company's common stock.

         On November 20, 2002, a shareholder and officer of the Company converted $10,000 of debt owed to him by the Company into 84,034 shares of common stock ($ .12 per share).

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      STOCKHOLDERS' EQUITY (Continued)

         During the year ended July 31, 2003, the Company issued 412,521 shares of common stock in exchange for $118,525 of legal services. The price of shares was determined by the market value of shares when earned.

         During the year ended July 31, 2003, the Company issued 55,797 shares of common stock to three directors in exchange for their services. The Company charged operations $11,250, which was equal to the fair market value of the shares when earned.

         During the year ended July 31, 2003, the Company issued 94,119 shares of common stock to a company in final payment of public relations consulting services. During the year ended July 31, 2003, all of these shares were earned resulting in a charge to operations of $24,000. The price of shares was determined by the market value of shares when earned.

         On July 31, 2003, the Company issued 8,000 shares of common stock to a past employee as part of a severance agreement. The Company recorded a charge to operations of $3,060 on the shares issued. The price of shares was determined by the market value of shares when earned.

         On September 5, 2002, 11 shares of preferred stock with a face value of $55,000, plus dividends of $9,632 were converted into 327,250 shares of common stock. On January 16, 2003, 4 shares of preferred stock with a face value of $20,000, plus dividends of $4,090 were converted into 301,123 shares of common stock. On February 19, 2003, 6 shares of preferred stock with a face value of $30,000, plus dividends of $6,359 were converted into 484,778 shares of common stock.

In June and July of 2003, the Company sold 1,712,365 shares of common stock at $0.279 per share. The total funds raised was $477,750, less finders' fees and legal fees of $74,680, resulting in net proceeds of $403,070.

         During the year ended July 31, 2003 and 2002, the Company issued options to employees and members of the Company's Board of Directors to purchase 908,000 and 1,555,500 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant. Additionally, options to purchase 541,398 and 468,334 shares of common stock were canceled during the years ended July 31, 2003 and 2002, respectively.

         On November 12, 2002 the Company signed a term sheet on a $10,000,000 equity line of credit that will allow the Company, once the shares are registered, to access funds over a 36-month period by selling registered shares of common stock at 94% of the market value of the shares. Under this agreement, the amount of funds available to the Company would be based on the volume of the previous 20

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      STOCKHOLDERS' EQUITY (Continued)

         trading days. The purchasing party offering the equity line of credit will receive warrants for 3% of the shares sold as well as a 2% placement fee. The Company has not utilized this available equity line of credit at this point but, as there is no expiration date on this term sheet, the Company could do so if additional funds are needed.

         On October 27, 2003 the Company also received a commitment letter from a current investor to invest an additional $1,000,000-$2,000,000 into eAutoclaims if the funds were needed.


11.      STOCK OPTIONS AND STOCK WARRANTS

         The Company has an incentive stock option plan under which options to purchase shares of common stock may be granted to certain key employees. The exercise price is based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options.

A summary of the status of the company's options as of July 31, 2003 and July 31, 2002, and changes during the years then ended is presented below:

                                     July 31, 2003          July 31, 2002
                                     -------------          -------------

                                             Weighted              Weighted
                                   Number     Average    Number    Average
                                     of      Exercise     of      Exercise
                                   Shares     Price      Shares     Price
-----------------------------------------------------------------------------

Balance at beginning of period   5,264,970    $0.78    4,261,134    $0.94
Granted                            908,000     0.18    1,798,170      .51
Cancelled                         (541,398)    0.98     (468,334)    1.76
Exercised                         (958,850)    0.01     (326,000)     .01
-----------------------------------------------------------------------------

Outstanding at end of period     4,672,722    $0.80    5,264,970    $ .78
=============================================================================

Options exercisable at end
  of period                      3,085,263    $0.96    3,293,938    $ .70
=============================================================================

Weighted Average fair value of
  options granted during the
  period                          $140,958              $860,239

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      STOCK OPTIONS AND STOCK WARRANTS (Continued)

The following table summarizes information about fixed stock options outstanding at July 31, 2003:
           Options Outstanding                        Options Exercisable

                        Weighted
                         Average     Weighted                         Weighted
Range of                Remaining     Average                         Average
Exercise       Number  Contractual   Exercise         Number          Exercise
 Price      Outstanding   Life         Price       Exercisable         Price

-------------------------------------------------------------------------------

$0.01        1,157,820     7.53       $0.01         1,157,820          $0.01
$0.10-$0.47    946,000     4.42        0.19           105,000           0.34
$0.51-$0.90  1,110,168     3.47        0.61           534,680           0.63
$1.01-$1.91    657,467     2.51        1.33           552,667           1.34
$2.00-$5.06    801,267     1.98        2.51           735,096           2.51

----------------------------------------------------------------------------

$0.01-$5.06  4,672,722                $ .80         3,085,263         $0 .96
===============================================================================

12.      INCOME TAXES:

         As of July 31, 2003, the Company had deferred tax assets of approximately $6,315,000 resulting from temporary differences and net operating loss carry-forwards of approximately $13,569,000 which are available to offset future taxable income, if any, through 2023. As utilization of the net operating loss carry-forwards and temporary differences is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

         The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets were as follows:

                                                         July 31,
                                                           2003
         Temporary differences:
            Allowance for doubtful accounts            98,000
            Accrued vacation                           32,000
            Fair value of warrants                    104,000
            Compensation not currently deductible     654,000
            Net operating losses                    5,427,000
            Less valuation allowance               (6,315,000)
-------------------------------------------------------------------------------
                 Deferred tax assets             $      - 0 -
================================================================================

         The reconciliation of the effective income tax rate to the federal statutory rate for the years ended July 31, 2003 and 2002 is as follows:

         Federal income tax rate                        (34.0)%
         Change in valuation allowance on net
           operating carry-forwards                      34.0

-------------------------------------------------------------------------------
           Effective income tax rate                     - 0 -%
================================================================================

                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      MAJOR CUSTOMERS

         During the years ended July 31, 2003 and 2002 one customer accounted for 58% of total revenue. During the year ended July 31, 2003 and 2002 a second customer accounted for 14% and 12% of total revenue, respectively.


14.      RELATED PARTY TRANSACTIONS

         The Chairman of the Board of the Company was provided a non-interest bearing loan prior to July 31, 2002, which totaled approximately $120,000. Over the last 12 months this loan has been reduced by forgoing certain compensation approved by the Board of Directors. As of July 31, 2003 the loan balance was $78,431 and is included in due from related parties on the accompanying balance sheet.

         In July of 2001, the Company made a non-interest bearing loan to a board member for $30,000. This advance is still outstanding as of July 31, 2003.

15.      LITIGATION

         The Company is subject to one lawsuit arising out of the normal course of business. This lawsuit is in the early stages. Management believes there are meritorious defenses and claims against this action, but it is too early to predict the ultimate outcome of the dispute. Management believes that the probable resolution of the matter will not materially affect the financial position, results of operations or cash flows of the Company.

16.      ADDITIONAL INFORMATION

         The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 22,828,955 indicated by the Company's records. The Company believes that its records are correct. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.

17.      SUBSEQUENT EVENTS

         In August 2003, the Company sold 591,397 shares of the Company's common stock at a price of $0.279 per share to five investors. The total funds raised were $165,000, less a $1,750 finder's fee, for net funds raised of $163,250.