Form 10-Q
period 2003-10-31
EAUTOCLAIMS COM INC
filed 2003-12-12
CIK 1034694

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   --------------

                                      FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended October 31, 2003

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

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   [ X ] Yes  [   ] No

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                   [    ] Yes  [ X ] No

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, $.001 Par Value, as of November 30, 2003 was 23,569,342.

                                         EAUTOCLAIMS.COM, INC. AND SUBSIDIARY


                                                              INDEX TO FORM 10-Q
--------------------------------------------------------------------------------

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements                              2

          Balance Sheets                                               3
          Statements of Operations                                     4
          Statement of Stockholders Deficiency                         5
          Statements of Cash Flows                                     6
          Notes to Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          10

Item 3. Quantitative and Qualitative Disclosures About Market Risk    15

Item 4. Controls and Procedures                                       16

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings                                             16

Item 2. Changes in Securities and Use of Proceeds                     16

Item 3. Defaults Upon Senior Securities                               17

Item 4. Submission of Matters to a Vote of Security Holders           17

Item 5. Other Information                                             17

Item 6. Exhibits and Reports on Form 8-K                              17

Signatures                                                            18

Certifications                                                        19

                       EAUTOCLAIMS.COM, INC. AND SUBSIDIARY


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

The consolidated financial statements of eAutoclaims.com, Inc. and Subsidiary (collectively the "Company") included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended July 31, 2003.

                                                                                        EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                                  CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------------
                                                                                     October 31, 2003        July 31, 2003
                                                                                        (unaudited)
----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                                                        $ 546,770            $ 226,161
  Accounts receivable, less allowance for doubtful accounts
    of $205,000                                                                               1,195,245            1,198,764
  Due from related parties                                                                      105,571              111,821
  Prepaid expenses and other current assets                                                      56,356               52,832
----------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                 1,903,942            1,589,578
Property and Equipment, net of accumulated depreciation
   of $1,164,721 and $1,034,701 respectively                                                    996,815            1,033,551

Goodwill                                                                                      1,093,843            1,093,843

Other Assets                                                                                     49,350               40,540

Deferred Income Tax Asset, net of valuation
   allowance of $6,310,000 and $6,315,000 respectively                                                -                    -
----------------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                       $ 4,043,950          $ 3,757,512
============================================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and accrued expenses                                                    $ 6,326,406          $ 6,259,323
   Loans payable - stockholders                                                                  98,594              117,993
   Current portion of capital lease obligation                                                   30,302               33,925
   Convertible debenture, net of unamortized discount                                           206,093              170,878
----------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                            6,661,395            6,582,119

Capital Lease Obligation                                                                         80,565               86,325
----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                    6,741,960            6,668,444

Stockholders' Deficiency:
  Convertible preferred stock - $.001 par value; authorized 5,000,000 shares, issued and outstanding 247 shares, aggregate liquidation preference
    of $1,235,000                                                                                     1                    1
  Common stock - $.001 par value; authorized 50,000,000 shares, issued
   and outstanding 23,569,342 shares and 22,828,955 shares respectively                          23,570               22,829
  Additional paid-in capital                                                                 18,686,067           18,459,225
  Accumulated deficit                                                                       (21,407,648)         (21,392,987)
----------------------------------------------------------------------------------------------------------------------------
        Stockholders' Deficiency                                                            (2,698,010)          (2,910,932)
----------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Deficiency                                     $ 4,043,950          $ 3,757,512
============================================================================================================================

See Notes to Consolidated Financial Statements


                                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                                CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Three-month               Three-month
                                                                                       Period ended              Period ended
                                                                                     October 31, 2003          October 31, 2002
                                                                                        (unaudited)              (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Collision repairs management                                                          $ 7,378,412              $ 7,256,193
  Glass repairs                                                                             400,310                  171,528
  Fleet repairs management                                                                  216,482                  217,761
  Fees and other revenue                                                                    695,306                  519,344
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                                             8,690,510                8,164,826
------------------------------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                                                               7,122,706                6,856,469
  Selling, general and administrative                                                     1,427,540                2,066,515
  Depreciation and amortization                                                             130,022                  118,694
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                            8,680,268                9,041,678
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                       $    10,242              $  (876,852)
====================================================================================================================================

Adjustment to net loss to compute loss per common share:
    Preferred stock dividends                                                               (24,903)                 (26,333)
------------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                                     $   (14,661)             $  (903,185)
Loss per common share - basic and diluted                                               $      0.00              $     (0.05)
====================================================================================================================================

Weighted-average number of common shares outstanding - basic and diluted                 23,458,463               18,782,334
====================================================================================================================================

See Notes to Consolidated Financial Statements



                                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
------------------------------------------------------------------------------------------------------------------------------------
Three month period ended October 31, 2003
(unaudited)                                                                           Additional
                                               Preferred Stock      Common Stock       Paid-in      Accumulated       Stockholders'
                                              Shares    Amount    Shares     Amount    Capital        Deficit           Deficiency
------------------------------------------------------------------------------------------------------------------------------------


Balance at July 31, 2003                       247       $ 1   22,828,955   $22,829  $18,459,225    $(21,392,987)      $(2,910,932)


Issuance of common stock for services                             148,990       150       64,183                            64,333

Accrued dividends on preferred stock                                              -            -         (24,903)          (24,903)

Issuance of common stock for cash                                 591,397       591      162,659                           163,250

Net income                                                                                                10,242            10,242

------------------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 2003                    247       $ 1   23,569,342   $23,570  $18,686,067    $(21,407,648)      $(2,698,010)
====================================================================================================================================

                                                                                    EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                    CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------
                                                                                   Three-month           Three-month
                                                                                  Period ended          Period ended
                                                                                October 31, 2003      October 31, 2002
                                                                                  (unaudited)            (unaudited)
------------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
  Net income (loss)                                                                  $ 10,242            $(876,852)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                     130,022              118,694
    Amortization of discount on debentures                                             35,215
    Common stock issued for services                                                   26,831              118,870
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                   3,519               48,346
      Decrease (increase) in due from related parties                                       -               (6,250)
      (Increase) in prepaid expenses and other current assets                          (3,524)             (23,324)
      Decrease in other assets                                                         28,691                    -
      Increase in accounts payable and accrued expenses                                42,180              860,420
      Increase in deferred software subscription revenue                                    -               29,529
------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                   273,176              269,433
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activity:
  Purchases of property and equipment                                                 (93,285)            (175,884)
  Payments from related parties                                                         9,000
  Payments to related parties                                                          (2,750)
  Principal payments on shareholder loans                                             (19,399)
------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                      (106,434)            (175,884)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                                  163,250
  Proceeds from exercise of stock options                                                                       93
  Principal payments on capital lease                                                  (9,383)
          Net cash provided by financing activities                                   153,867                   93
------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                  320,609               93,642
------------------------------------------------------------------------------------------------------------------------

Cash at beginning of period                                                           226,161               44,655
------------------------------------------------------------------------------------------------------------------------

Cash  at end of period                                                              $ 546,770            $ 138,297
========================================================================================================================


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                           $ 17,390              $ 9,226
========================================================================================================================


Supplemental disclosure of noncash investing and financing activities:
========================================================================================================================
  Issuance of stock for preferred stock dividends                                                          $ 9,632
========================================================================================================================
  Accrued dividends on preferred stock                                               $ 24,903             $ 26,333
========================================================================================================================
  Equipment acquired by capital lease                                                                    $ 126,207
========================================================================================================================

See Notes to Consolidated Financial Statements

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims.com, Inc. and it's wholly owned subsidiary as of October 31, 2003 and its results of operations for the three-month periods ended October 31, 2003 and 2002 and cash flows for the three-month periods ended October 31, 2003 and 2002. Results of operations for the three-month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending July 31, 2003.

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


                                               Three-month period ended
                                                     October 31,

                                                 2003            2002

Net income (loss) as reported                   10,242       $ (876,852)


Deduct total stock based employee
compensation expense determined under
fair value based methods for all awards     $   (91,114)     $ (199,931)
                                          ------------------------------

Pro forma net loss                       $      (80,872)   $ (1,076,783)
                                          ==============================


Basic net loss per share as reported               $.00          $(.05)
Diluted net loss per share as reported             $.00          $(.05)
Pro forma basic loss per share                     $.00          $(.06)
Pro forma diluted loss per share                   $.00          $(.06)

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2 - Per share calculations

     Basic loss per share is computed as net loss available to common stockholders' divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. As of October 31, 2003 and 2002, 6,784,850 and 7,408,991 options, respectively, were excluded from the diluted loss per share computation, as their effect would be antidilutive.

Note 3 - Equity Transactions

     In August 2003, the Company raised a total of $165,000 from the sale of equity securities. The Company paid finder's fees and legal fees of $1,750 for a net of $163,250. In exchange for these funds the Company issued 591,397 shares of common stock at $0.279 per share.

     During the three-months ended October 31, 2003, the Company issued 148,990 shares of common stock to two directors in exchange for their services. Of the shares of common stock issued 121,849 was a prepayment of an annual retainer for the fiscal year ending July 31, 2004. These shares are being expense over the year. The remaining 27,141 shares of common stock were for director services rendered during the three-months ended October 31, 2003. The Company charged operations $26,831, which was equal to the fair market value of the shares when earned.

     During the three-month period ended October 31, 2003, the Company issued additional options to The President and CEO, in accordance with his contract, to purchase 25,000 shares of common stock where the exercise price of the options are equal to or greater than the fair market value of the Company's common stock on the date of the grant. Additionally, options to purchase 352,686 shares of common stock were canceled.

     On October 23, 2003, the Company entered into an agreement to restructure the preferred stock terms with the existing preferred stockholders. The agreement provides the Company an opportunity to purchase a certain number of preferred shares each month should we choose to do so. If the Company does not purchase preferred shares in a month, and the holders elect to convert some preferred shares, the holders must give the Company four days notice to arrange a block trade in order to minimize the impact of the sale of converted shares in the open market. The agreement also sets a minimum conversion price of $0.20 per share for the conversion of preferred shares to common shares.

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 4 - Salary Commitments

     During the quarter ended April 30, 2003 the Company entered into new or amended employment agreements with five of its officers for two years. Minimum annual commitments under the new agreements are as follows:

Fiscal years ended:
   July 31, 2004                                            $624,700
   July 31, 2005                                            $549,900
   July 31, 2006                                            $148,300
                                                          ----------
  Total                                                   $1,322,900
                                                          ==========


Note 5 - Additional information

     The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 23,569,342 indicated by the Company's records. The Company believes that its records are correct and is in the process of resolving this difference. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this Report on Form 10-Q, that are not purely historical, are forward-looking information and statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding our expectations, intentions, or strategies regarding future matters. All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those projected in such forward-looking statements contained in this Form 10-Q. The forward-looking statements contained herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments regarding, among other things, our ability to secure financing or investment for capital expenditures, future economic and competitive market conditions, and future business decisions. All these matters are difficult or impossible to predict accurately and many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this form 10-Q will prove to be accurate.

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

     eAutoclaims controls the vehicle repair process from the reporting of the accident through the satisfactory repair of damage. We bring together and coordinate the activities of the insurance company, its insured, and the various parties involved in evaluating a claim, negotiating the cost of the repair, and performing necessary repair services. We have contracted with approximately 2,500 body shops throughout the United States to repair vehicles. These shops, referred to as our "provider network," provide us 10% to 15% discount on the vehicle repair because of the volume of repairs we provide to them. Because we audit every line of every repair estimate and because we share a portion of the volume discount with our customer, we are able to lower the average cost being paid by our customer.

     Our product, eJusterSuite, provides both outsourcing and ASP (application service provider) solutions. The outsourcing solution requires eAuto personnel to audit and coordinate the vehicle repair. The ASP solution allows the customer to use our technology independent of our personnel; thereby, providing a solution for the largest insurance companies that already have the staff to process and control the claims process, while paying us a fee for every transaction that is run through our system. The ASP model will provide margin without the associated personnel and operating costs.

     eJusterSuite also builds in service partners that can provide the needed services such as Independent adjustors, car rentals, tow trucks and accident reporting by only clicking an Icon that is added to the screen of the customer's desk top in the current system. The system automatically provides the service partner the information already in our system via the Internet. The service partner will systematically provided the requested services and pay us a fee for each assignment they receive through our system. This process significantly reduces the customers' time and cost to process claims as well as reduces the number of mistakes that occur in a manual process. In most cases it also reduces the cost of the service partner to obtain and process the transaction, even after paying our transaction fee. This revenue provides additional margin without the additional personnel and operating costs.

     For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounts for 92% of the revenue for the three-months ended October 31, 2003. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For the three-months ended October 31, 2003, 8% of the revenue has been received from claims processing fees and other income. Other income consists mostly of the sale of estimating software, fees from service partners (ASP fees) and subrogation income.

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

     The Company maintains an allowance for doubtful accounts for losses that they estimate will arise from the customers' inability to make required payments. Collectibilty of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At October 31, 2003 the allowance for doubtful accounts was $205,000.

                           Accounting for Income taxes

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $6,310,000 at October 31, 2003. The valuation allowance consists mainly of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company just recently reached profitability.

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

     Goodwill was amortized using the straight-line method over 7 years through July 31, 2002. As of August 1, 2002 no additional amortization was recorded as a result of the change in accounting standards as described below in "recently issued financial accounting standards." At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results,
(ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business. No charge for impairment of this asset was considered to be necessary as of October 31, 2003.

RESULTS OF OPERATIONS

For the three months ended October 31, 2003 compared to the three-months ended October 31, 2002.

Revenue

     Total revenue for the three-months ended October 31, 2003 was $8.7 million, which is a 6% increase from the $8.2 million of revenue for the three-months ended October 31, 2002. Collision repair management revenue increased 2% from $7.3 million to $7.4 million for the three-months ended October 31, 2003 compared to the three-months ended October 31, 2002, respectively. The increases in total revenue and collision repair management revenue are primarily the result of the increase in claims from our second largest customer. Another factor in the revenue trend is that in order to concentrate on profitability, the Company has eliminated customers who are not profitable because they have not provided the volume committed to in their contract. The Company continues to pursue collision repair management outsource business. However, the Company has placed a greater focus in higher margin products.

     Fees and other revenue increased 34% for the three-months ended October 31, 2003 compared to the three-months ended October 31, 2002. This increase is mainly a result of the increase in the sale of estimating software to the repair facilities on the eAutoclaims network and an increase in file handling fees from customers and click fees from service partners.

     Glass repair revenues increased 133% for the three-months ended October 31, 2003 compared to the three-months ended October 31, 2002. This increase is do to sales generated by new customers. We negotiated lower pricing from one of our larger glass vendors, which has helped our competitiveness in this market. The glass repair business complements our core business and allows our customers to use a single source for all their repair needs.

     During the three-months ended October 31, 2003, we derived 50% and 14% of our revenues from two customers. We have recently received information that the largest customer has sold one-half of their U.S. auto physical damage business and will possibly sell the other half. There is no assurance that the Company will continue to process the claims from the portion of the business that has been sold. If not, the impact of the change is not expected to start until March 2004, at which time the Company would expect one-twelfth of that portion of the business to decrease, or a decrease of approximately 2.4% of the Company's gross revenue each month, until the total decrease is approximately 29% by February 2005. Currently, new customers are being rolled out on the Company's application, which will start to mitigate the loss of business before the Company feels the effect of the change. The Company's management expects that additional customers that are currently testing the Company's outsourcing solution will come on board and make up for the lost business from this customer. Because of the competitive nature of our business and the uncertainty of bring on enough business to offset the loss of business, we may be unable to replace revenues quickly enough to sustain profitability. However, the company's management will cut expenses in the event we are unable to sustain profitability.

Claims Processing Charges

     Claims processing charges include the costs of collision and glass repairs paid to repair shops within our repair shop network. Claims processing charges for the three-months ended October 31, 2003 was $7.1 million. This was 89% of total repair revenue, compared to 90% for three-months ended October 31, 2002. Claims processing charges are primarily the costs of collision repairs paid by eAutoclaims to its collision repair shop network.

            We are dependent upon our third party collision repair shops for insurance claims repairs. eAutoclaims currently has approximately 2500 affiliated repair facilities in its network for claims repairs. This is a decrease of approximately 500 shops over the last six months. This decrease is a result of a combination of poor performance of some shop network members, the
Company's decision to reduce network shop coverage in certain geographical areas in order to increase the number of claims assigned to the best shops in those areas, and late payments to shops. Management believes that these shops can be replaced with other qualified shops and has started to do so. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the number of shops or the quality of service provided by collision repair shops fall below a satisfactory level leading to poor customer service, this could have a harmful effect on our business.

Selling, General And Administrative (SG&A) Expenses

     SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone charges, legal and other professional fees, advertising costs, and travel expenses. SG&A expenses for the three-months ended October 31, 2003 totaled $1.4 million compared to $2.1 million for the three-months ended October 31, 2002. The decrease in SG&A expenses of approximately $639,000 is a result of the more efficient use of resources through technology and the restructuring of the corporate structure.

     Payroll and benefit related expenses for the three-months ended October 31, 2003 and 2002 totaled approximately $975,000 and $1,314,000, which is approximately a 26% decrease. This decrease is the result of personnel and salary cuts made during the last fiscal year.

     SG&A expenses also include non-cash charges of approximately $62,000 for the three-month period ended October 31, 2003. These non-cash charges for the three-month period ended October 31, 2003 include approximately $35,000 of amortization of debenture discount and approximately $27,000 of common stock issued to pay fees to directors. Total non-cash charges for the three-month period ended October 31, 2002 of approximately $119,000 consists of stock issued for legal fees and investor relation fees.

     Also included in the SG&A is interest expense related to a loan from a shareholder and capital leases. This interest expense totals approximately $17,000 for the three-months ended October 31, 2003 compared to approximately $9,000 for the three-months ended October 31 2002. Interest income from cash reserves totaled approximately $1,000 for the three-months ended October 31, 2003 compared to approximately $10,000 for the three-months ended October 31, 2002, respectively.

Depreciation

     Depreciation of property and equipment of approximately $130,000 was recognized in the three-month period ended October 31, 2003. This is compared to approximately $119,000 for the three-month periods ended October 31, 2002.

Net Income/Loss
---------------
     Net income for the three-months ended October 31, 2003 totaled approximately $10,000 compared to a net loss of approximately $877,000 from the three-month period ended October 31, 2002, an improvement of approximately $887,000. These amounts include non-cash expenses of approximately $192,000 and $237,000, respectively. This improvement is a result of reduced costs and higher margins.

Liquidity and Capital Resources

     At October 31, 2003, we had approximately $547,000 in cash. This is an increase of approximately $320,000 from July 31, 2003. We have a working capital deficiency of approximately $4.8 million. The primary source of our working capital during the three-month period ended October 31, 2003, was from cash flow generated by operations and the sale of $165,000 or equity securities. However, there is no assurance that we will be able to continue to provide cash through operations or the sale of additional securities.

     In August 2003, the Company raised a total of $165,000 from the sale of equity securities. The Company paid finder's fees and legal fees of $1,750 for a net of $163,250. In exchange for these funds the Company issued 591,397 shares of common stock at $0.279 per share. There were no warrants or other equity kickers included in these transactions.

     On October 27, 2003 the Company also received a commitment letter from a current investor to invest an additional $1,000,000-$2,000,000 into eAutoclaims if the funds were needed.

     With the potential loss of business from our largest customer, additional financing may be necessary. If revenues grow it will provide it's own working capital, but because revenue growth is not guaranteed, we have solicited proposals for additional financing. We cannot assure you that we will be able to raise such funds or that such funds will be available to us on favorable terms. If we raise additional funds for the issuance of our securities, such securities may have rights, preferences or privileges similar to those of the rights of our Common Stock and our stockholders may experience additional dilution.

     We believe that cash generated from operations and additional financing, if necessary, will be sufficient to meet our working capital requirements for the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period.

     Our principle commitments at October 31, 2003 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

Inflation

     We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

Seasonality

     eAutoclaims does not deem its revenues to be seasonal.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     Currently, we do not have any significant market risk. Market risk is the potential loss arising from adverse change in market rates in prices such as foreign currency exchange and interest rates. We do not have any foreign currency exchange rate exposure. We do not have any long-term debt from financial institutions. We do not hold any derivatives or other financial instruments for trading or speculative purposes. Our financial position is not affected by fluctuations in currency against the U.S. dollar since all of our sales and assets occur within the United States.

ITEM 4. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of October 31, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims.com, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

         (b) Changes in internal controls over financial reporting.

     In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended October 31, 2003. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In April 2003, we received a letter requiring arbitration in the state of California on our contract with Decision Support Services (DSS). We stopped paying DSS because of their inability to deliver an agreed upon software product that performed as represented. Their initial complaint alleged that the Company owed them $250,000. We allege DSS owes us $110,000 for breach of contract. A subsequent amendment to the claim increased the amount claimed by DSS to $2.3 million based upon what we believe is an incorrect interpretation of the contract licensing fees and termination clause. The Company believes that their alleged damages are grossly overstated. While we believe that there are meritorious defenses against this action and that this matter will be vigorously and aggressively defended, it is too early to predict the ultimate outcome of this dispute.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

     In August 2003, the Company raised a total of $165,000 from the sale of equity securities. The Company paid finder's fees and legal fees of $1,750 for a net of $163,250. In exchange for these funds the Company issued 591,397 shares of common stock at $0.279 per share. There were no warrants or other consideration included in these transactions.

     During the three-months ended October 31, 2003, the Company issued 148,990 shares of common stock to two directors in exchange for their services. Of the shares of common stock issued 121,849 was a prepayment of an annual retainer for the fiscal year ended July 31, 2004. These shares are being expenses over the year. The remaining 27,141 shares of common stock were for director services rendered during the three-months ended October 31, 2003. The Company charged operations $26,832, which was equal to the fair market value of the shares when earned.

     During the three-month period ended October 31, 2003, the Company issued additional options to The President and CEO, in accordance with his contract, to purchase 25,000 shares of common stock where the exercise price of the options are equal to or greater than the fair market value of the Company's common stock on the date of the grant. Additionally, options to purchase 352,686 shares of common stock were canceled.

     On October 23, 2003, the Company entered into an agreement to restructure the preferred stock terms with the existing preferred stockholders. The agreement provides the Company an opportunity to purchase a certain number of preferred shares each month should we choose to do so. If the Company does not purchase preferred shares in a month, and the holders elect to convert some preferred shares, the holders must give the Company four days notice to arrange a block trade in order to minimize the impact of the sale of converted shares in the open market. The agreement also sets a minimum conversion price of $0.20 per share for the conversion of preferred shares to common shares. Prior to this amendment the preferred shares conversion had no minimum conversion price. For additional information, see the Form 8K filed on November 17, 2003.


ITEM 3. Defaults Upon Senior Securities -

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders -

         None.

ITEM 5. Other Information

         None

ITEM 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits

Exhibit No.       Description

   31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

   32         Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

   32         Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

  (b) Reports on Form 8-K

     October 9, 2003 - Item 5/Item 9 - Potential loss of business from Royal
       & Sun Alliance

     November 17, 2003 - Item 5 - Amendment to terms of preferred stock

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   December 12, 2003           By:      /s/ Eric Seidel
        ------------------         ---------------------------------------------
                                   Eric Seidel, Chief Executive Officer


                                      By:   /s/ Scott Moore
                                   ---------------------------------------------
                                   Scott Moore, Chief Financial Officer

EXHIBIT 31
                                 CERTIFICATIONS

I certify that:

1.        I reviewed this annual report on Form 10-Q;

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



Date:  December 12, 2003                    /s/ Eric Seidel
     --------------------                  -----------------------
                                            President and C.E.O.



Date:  December 12, 2003                   /s/ Scott Moore
     -------------------                  ------------------------
                                           Chief financial Officer

EXHIBIT 32
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of eAutoclaims.com, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2003 as filed with the Securities and Exchange Commission on December 12, 2003 (the "Report"), I, Eric Seidel, the President and CEO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims.com, Inc.

   /s/ Eric Seidel
------------------------
Print Name:  Eric Seidel
Title: President & CEO
December 12, 2003



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of eAutoclaims.com, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2003 as filed with the Securities and Exchange Commission on December 12, 2003 (the "Report"), I, Scott Moore, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims.com, Inc.

   /s/ Scott Moore
------------------------
Print Name:  Scott Moore
Title:  Chief Financial Officer
December 12, 2003