Form 10-Q
period 2004-01-31
EAUTOCLAIMS COM INC
filed 2004-03-15
CIK 1034694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                --------------

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended January 31, 2004

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23903

                          EAUTOCLAIMS.COM, INC.
           (Exact name of registrant as specified in charter)


          Nevada                                 95-4583945
  --------------------------------           ------------------
  (State or other jurisdiction                 (IRS Employer
  of incorporation or organization)          Identification No.)


   110 East Douglas Road, Oldsmar, Florida         34677
   ---------------------------------------       ----------
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

                                                [    ] Yes  [ X ] No

       Indicate the number of shares outstanding of each of the Issuer's classes of common stock, $.001 Par Value, as of February 29, 2004 was 23,991,746.

                                           EAUTOCLAIMS.COM, INC. AND SUBSIDIARY


                                                             INDEX TO FORM 10-Q
--------------------------------------------------------------------------------









                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                             2

   Balance Sheets                                                      3
   Statements of Operations                                            4
   Statement of Stockholders Deficiency                                5
   Statements of Cash Flows                                            6
   Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                        10

Item 3. Quantitative and Qualitative Disclosures About Market Risk    16

Item 4. Controls and Procedures                                       16

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                            17

Item 2.  Changes in Securities and Use of Proceeds                    17

Item 3. Defaults Upon Senior Securities                               18

Item 4. Submission of Matters to a Vote of Security Holders           18

Item 5.  Other Information                                            18

Item 6. Exhibits and Reports on Form 8-K                              18

Signatures                                                            18

Certifications                                                        19

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

--------------------------------------------------------------------------------
                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
                                                January 31, 2004   July 31, 2003
                                                  (unaudited)
--------------------------------------------------------------------------------
ASSETS

Current Assets:
 Cash                                                $ 201,941        $ 226,161
 Accounts receivable, less allowance for
  doubtful accounts of $204,000 and
  $242,000 respectively                              1,298,921        1,198,764
 Due from related parties                               95,171          111,821
 Prepaid expenses and other current assets              39,456           52,832
--------------------------------------------------------------------------------
    Total current assets                             1,635,489        1,589,578

Property and Equipment, net of accumulated
  depreciation of $1,300,471 and
  $1,034,701, respectively                             931,618        1,033,551

Goodwill                                             1,093,843        1,093,843

Other Assets                                            40,540           40,540

Deferred Income Tax Asset, net of valuation
 allowance of $6,370,000 and $6,315,000,
 respectively                                             -                -
--------------------------------------------------------------------------------
Total Assets                                        $3,701,490       $3,757,512
================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
 Accounts payable and accrued expenses              $6,216,205       $6,259,323
 Loans payable - stockholders                           78,608          117,993
 Current portion of capital lease obligation            32,959           33,925
 Convertible debenture, net of unamortized
  discount                                             241,308          170,878
--------------------------------------------------------------------------------
       Total current liabilities                     6,569,080        6,582,119

Capital Lease Obligation                                67,988           86,325
--------------------------------------------------------------------------------
         Total liabilities                           6,637,068        6,668,444

Stockholders' Deficiency:
 Convertible preferred stock - $.001 par
  value; authorized 5,000,000 shares, issued
  and outstanding 247 shares, aggregate
  liquidation preference of $1,235,000                       1                1
 Common stock - $.001 par value; authorized
  50,000,000 shares, issued and outstanding
  23,605,280 shares and 22,828,955 shares,
  respectively                                          23,605           22,829
 Additional paid-in capital                         18,697,532       18,459,225
 Accumulated deficit                               (21,656,716)     (21,392,987)
--------------------------------------------------------------------------------
   Stockholders' Deficiency                         (2,935,578)      (2,910,932)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficiency      $3,701,490       $3,757,512
================================================================================

See Notes to Consolidated Financial Statements


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                                CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------

                                                         Three-month          Three-month          Six-month          Six-month
                                                        Period Ended         Period Ended        Period Ended       Period Ended
                                                      January 31, 2004     January 31, 2003    January 31, 2004   January 31, 2003
                                                        (unaudited)           (unaudited)        (unaudited)        (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Collision repairs management                        $ 6,494,781          $ 6,940,059         $ 13,873,193       $ 14,196,252
  Glass repairs                                           288,231              144,796              688,541            316,324
  Fleet repairs management                                200,281              188,514              416,763            406,275
  Fees and other revenue                                  526,066              561,204            1,221,372          1,080,548
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                           7,509,359            7,834,573           16,199,869         15,999,399

Expenses:
  Claims processing charges                             6,190,356            6,527,086           13,313,062         13,383,555
  Selling, general and administrative                   1,407,418            1,719,424            2,834,958          3,785,939
  Depreciation and amortization                           135,750              125,721              265,772            244,415
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                          7,733,524            8,372,231           16,413,792         17,413,909
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                               $ (224,165)          $ (537,658)          $ (213,923)      $ (1,414,510)
====================================================================================================================================

Adjustment to net loss to compute loss per common
 share:
    Preferred stock dividends                             (24,903)             (25,847)             (49,806)           (52,180)
------------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                    $ (249,068)          $ (563,505)          $ (263,729)      $ (1,466,690)
====================================================================================================================================
Loss per common share - basic and diluted                 $ (0.01)             $ (0.03)             $ (0.01)           $ (0.08)
====================================================================================================================================
Weighted-average number of common shares outstanding
  - basic and diluted                                  23,569,733           19,562,796           23,513,950         19,172,565
====================================================================================================================================

See Notes to Consolidated Financial Statements


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
------------------------------------------------------------------------------------------------------------------------------------
Six month period ended January 31, 2004 - unaudited
                                                                                          Additional
                                              Preferred Stock          Common Stock         Paid-in    Accumulated   Stockholders'
                                             Shares     Amount       Shares     Amount     Capital       Deficit       Deficiency
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 2003                       247         $1    22,828,955    $22,829   $18,459,225 $(21,392,987)     $(2,910,932)

Shares issued to board members                                      184,928        185        75,648                        75,833

Accrued dividends on preferred stock                                                                      (49,806)         (49,806)

Issuance of common stock for cash                                   591,397        591       162,659                       163,250

Net loss                                                                                                 (213,923)        (213,923)

------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2004                    247         $1    23,605,280    $23,605   $18,697,532 $(21,656,716)     $(2,935,578)
====================================================================================================================================


See Notes to Consolidated Financial Statements




------------------------------------------------------------------------------------------------------------------------------------
                                                                                                EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                                                CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                       Six-month              Six-month
                                                                                     Period ended           Period ended
                                                                                   January 31, 2004       January 31, 2003
                                                                                      (unaudited)            (unaudited)
------------------------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
  Net loss                                                                            $ (213,923)          $ (1,414,510)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                        265,772                244,415
    Amortization of discount on debentures                                                70,430
    Common stock issued for services                                                      75,833                148,775
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                   (100,157)              (416,926)
      Decrease in due from related parties                                                     -                  7,988
      Decrease in prepaid expenses and other current assets                               13,376                 41,098
      Increase in other assets                                                                                   (9,610)
      (Decrease) Increase in accounts payable and accrued expenses                       (92,924)             1,708,030
      Decrease in deferred software subscription revenue                                                        (49,022)
------------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                      18,407                260,238
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activity:
  Purchases of property and equipment                                                   (163,839)              (287,605)
  Payments from related parties                                                           18,000
  Payments to related parties                                                             (1,350)
  Principal payments on shareholder loans                                                (39,385)
------------------------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                        (186,574)              (287,605)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                                     163,250
  Proceeds from exercise of stock options                                                                         3,964
  Principal payments on capital lease                                                    (19,303)               (13,471)
------------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities                           143,947                 (9,507)
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                     (24,220)               (36,874)

Cash at beginning of period                                                              226,161                 44,655
------------------------------------------------------------------------------------------------------------------------------------
Cash  at end of period                                                                 $ 201,941                $ 7,781
====================================================================================================================================


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                              $ 31,517               $ 21,287
====================================================================================================================================


Supplemental disclosure of noncash investing and financing activities:
------------------------------------------------------------------------------------------------------------------------------------
  Issuance of common stock for amount due to shareholders                                                        10,000
====================================================================================================================================
  Issuance of stock for preferred stock dividends                                                                13,722
====================================================================================================================================
  Accrued dividends on preferred stock                                                    49,806                 52,180
====================================================================================================================================
  Equipment acquired by capital lease                                                                            90,055
====================================================================================================================================


See Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Basis of presentation
------------------------------

     The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims.com, Inc. and it's wholly owned subsidiary as of January 31, 2004 and its results of operations for the three and six-month periods ended January 31, 2004 and 2003 and cash flows for the six-month periods ended January 31, 2004 and 2003. Results of operations for the three and six-month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004.

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


                                         Three-month      Six-month
                                        period ended    period ended
                                        January 31,      January 31,

                                     2004       2003        2004        2003
                                  ---------- ----------  ---------- ------------


Net loss                          $(224,165) $(537,658)  $(213,923) $(1,414,510)

Deduct total stock based employee
compensation expense determined
under fair value based methods
for all awards                      (96,039)  (188,066)    (96,039)    (376,131)
                                  ---------- ----------  ---------- ------------

Adjusted net loss                 $(320,204) $(725,724)  $(309,962) $(1,790,641)
                                  ========== ==========  ========== ============


Basic and diluted net loss per
 share as reported                    $(.01)     $(.03)      $(.01)       $(.08)
                                     =======    =======     =======     ========
Pro forma basic and diluted
 loss per share                       $(.01)     $(.04)      $(.02)       $(.10)
                                     =======    =======     =======     ========

Note 2 - Per share calculations
-------------------------------

     Basic loss per share is computed as net loss available to common stockholders' divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. As of January 31, 2004 and 2003, 7,203,316 and 5,161,452 options and warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be antidilutive.


Note 3 - Equity Transactions
----------------------------

         In August 2003, the Company raised a total of $165,000 from the sale of equity securities. The Company paid finder's fees and legal fees of $1,750 for a net of $163,250. In exchange for these funds the Company issued 591,397 shares of common stock at $0.279 per share.

         During the six-months ended January 31, 2004, the Company issued 184,928 shares of common stock to two directors in exchange for their services. Of the shares of common stock issued 121,849 was a prepayment of an annual retainer for the fiscal year ending July 31, 2004. These shares are being expense over the year. The remaining 63,079 shares of common stock were for director services rendered during the six-months ended January 31, 2004. The Company charged operations $50,832, which was equal to the fair market value of the shares when earned.

     During the six-month period ended January 31, 2004, the Company issued options to purchase common stock, where the exercise price of the options are equal to or greater than the fair market value of the Company's common stock on the date of the grant, as follows:

     o Options to purchase 75,000 shares of common stock to the President and CEO, in accordance with his contract.

     o Options to purchase 50,000 shares of common stock to the Board of Directors in accordance with their compensation agreement.

     o Options to purchase 367,500 shares of common stock to the employees of eAutoclaims, excluding senior management.

     Additionally, options to purchase 401,720 shares of common stock were canceled.

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

--------------------------------------------------------------------------------
                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 4 - Salary Commitments
---------------------------
During the quarter ended April 30, 2003 the Company entered into new or amended employment agreements with five of its officers for two years. Minimum annual commitments under the new agreements are as follows:

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
                                                     ==========


Note 5 - Additional information
-------------------------------

     The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 23,605,280 indicated by the Company's records. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.


Note 6 - Subsequent Event
-------------------------

     On February 2, 2004 the holder of the Company's series A, preferred stock converted 12 shares of the preferred stock with a face value of $60,000, plus accrued dividends of $17,293, for 386,466 shares of the Company's common stock.

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

     For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounts for 92% and 93% of the revenue for the six and three-months ended January 31, 2004, respectively. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For the six and three-months ended January 31, 2004, 8% and 7%, respectively, of the revenue has been received from claims processing fees and other income. Other income consists mostly of the sale of estimating software, fees from service partners (ASP fees) and subrogation income.


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

     The Company maintains an allowance for doubtful accounts for losses that they estimate will arise from the customers' inability to make required payments. Collectibilty of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At January 31, 2004 the allowance for doubtful accounts was $204,000.

Accounting for Income taxes

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $6,370,000 at January 31, 2004. The deferred tax asset consists mainly of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company just recently reached profitability.

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

     Goodwill was amortized using the straight-line method over 7 years through July 31, 2002. As of August 1, 2002 no additional amortization was recorded as a result of the change in accounting standards as described below in "recently issued financial accounting standards." At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results,
(ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business. No charge for impairment of this asset was considered to be necessary as of January 31, 2004.

RESULTS OF OPERATIONS

     For the six and three months ended January 31, 2004 compared to the six and three-months ended January 31, 2003.


Revenue

     Total revenue for the six-months ended January 31, 2004 was approximately $16.2 million, which is a 1% increase from approximately $16.0 million of total revenue for the six-months ended January 31, 2003. Total revenue for the three-months ended January 31, 2004 was approximately $7.5 million. This represents a 4% decrease from approximately $7.8 million of total revenue for three-months ended January 31, 2003. The change in the six and three-month total revenue is the net effect of changes in collision repair revenue, glass repair revenue and fees and other revenue as described below.

     Collision repair management revenue decreased 2% and 6% for the six and three-months ended January 31, 2004 compared to the six and three-months ended January 31, 2003, respectively. The decrease in collision repair management revenue is primarily the result of the decrease in claims from our two largest customers. In October 2003, our largest customer announced that they were selling half of their auto physical damage insurance book of business to another insurance carrier. We have started to see a decrease in their business as a result of that announcement. We have experienced approximately a $758,000 or 15% quarterly decrease in the revenue from that customer between the quarters ended July 31, 2003 and January 31, 2004. We expect to see the other 35% decrease begin gradually starting March 2004. The decrease is expected to occur one-twelfth per month for twelve months until it reaches $1.7 million per quarter. Management also expects to replace that business over the same time period. A 12% decrease in revenue from the second largest customer occurred because of a change in their state's legislation regarding a special type of insurance policy requiring a direct repair networks. The Company doesn't expect further reduction in revenue resulting from this legislation. Because of the competitive nature of our business and the uncertainty of bring on enough business to offset the loss of business, we may be unable to replace revenues quickly enough to sustain profitability. However, the company's management will cut expenses in the event we are unable to sustain profitability.

     Fees and other revenue increased 13% and decreased 6% for the six and three-months ended January 31, 2004 compared to the three-months ended January 31, 2003, respectively. The six-month increase is mainly a result of the increase in the service partner click fees and the sale of estimating software to the Company's network repair facilities, and to a lesser extent an increase in file handling fees from customers. The three-month decrease is net effect of the increase in service partner click fees and a decrease in the sale of estimating software. Management believes that this decrease in estimating software is temporary.

     Glass repair revenues increased 118% and 99% for the six and three-months ended January 31, 2004 compared to the six and three-months ended January 31, 2003. This increase is due to sales generated by a new customer. We negotiated lower pricing from one of our larger glass vendors, which has helped our competitiveness in this market. The glass repair business complements our core business and allows our customers to use a single source for all their repair needs.

     During the six and three-months ended January 31, 2004, we derived 54% and 55% from one customer, respectively, and 14% of our revenues from a second customer during those same time periods. As described above, our largest customer sold one-half of their auto physical damage insurance business.

Claims Processing Charges

     Claims processing charges include the costs of collision and glass repairs paid to repair shops within our repair shop network, as well as the cost of the estimating software sold to the Company's network of shops. Claims processing charges for the six and three-months ended January 31, 2004 was $13.3 million and $6.2 million. This was 82% of total revenue in both periods, compared to 84% and 83% for six and three-months ended January 31, 2003.

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

Selling, General And Administrative (SG&A) Expenses

     SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone charges, professional fees, advertising costs, and travel expenses. SG&A expenses for the six and three-months ended January 31, 2004 totaled approximately $2.8 and $1.4 million, respectively. This is compared to approximately $3.8 and $1.7 million for the six and three-months ended January 31, 2003. The decrease in SG&A expenses of approximately $951,000 and $312,000 for the six and three-month periods ended January 31, 2004 is a result of the more efficient use of resources through technology and the restructuring of the corporate structure.

     Payroll and benefit related expenses for the six-months ended January 31, 2004 and 2003 totaled approximately $1.9 million and $2.4 million, which is approximately a 20% decrease. Payroll and benefit related expenses for the three-months ended January 31, 2004 and 2003 totaled approximately $938,000 and $1,075,000, which is approximately a 13% decrease. These decreases are the result of personnel and salary cuts made during the last fiscal year.

     SG&A expenses included a $35,000 settlement on a lawsuit with Decision Support Services (DSS). In April 2003, DSS filed an arbitration demand against the Company for $2.3 million. While management believed the Company had valid defenses, it settled the case instead of incurring additional legal fees. The legal fees charged during the three-month period relating to this arbitration totaled approximately $25,000 for a total one time charge of approximately $60,000 during the three-months ended January 31, 2004.

     SG&A expenses also include non-cash charges of approximately $146,000 and $84,000 for the six and three-month period ended January 31, 2004, respectively. These non-cash charges for the six and three-month periods ended January 31, 2004 include approximately $70,000 and $35,000 of amortization of debenture discount and approximately $76,000 and $49,000 of common stock issued to pay fees to directors, respectively. SG&A expenses also include total non-cash charges for the six and three-month period ended January 31, 2003 of approximately $149,000 and $30,000. The non-cash charges include common stock issued to pay for services (legal fees, director fee and investor relation fees).

     Also included in the SG&A is interest expense related to a loan from a shareholder, capital leases and a convertible note payable. This interest expense totals approximately $31,000 and $14,000 for the six and three-months ended January 31, 2004 compared to approximately $21,000 and $12,000 for the six and three-months ended January 31, 2003. Interest income from cash reserves totaled approximately $2,000 and $1,000 for the six and three-months ended January 31, 2004 compared to approximately $10,000 and $1,000 for the six and three-months ended January 31, 2003, respectively.

Depreciation

     Depreciation of property and equipment of approximately $266,000 and $136,000 was recognized in the six and three-months ended January 31, 2004. This is compared to approximately $244,000 and $126,000 for the six and three-months ended January 31, 2003.

Net Loss

     The net loss for the six and three-months ended January 31, 2004 totaled approximately $214,000 and $224,000 compared to a net loss of approximately $1,415,000 and $538,000 from the six and three-months ended January 31, 2003, an improvement of approximately $1,201,000 and $314,000, respectively.

     The net loss amounts include non-cash expenses of approximately $412,000 and $220,000 for the six and three-months ended January 31, 2004, respectively. The net loss amounts for the six and three-months ended January 31, 2003 include non-cash expenses of approximately $393,000 and $156,000, respectively.

     Net cash income (net of non-cash items) for the six-months ended January 31, 2004 totaled approximately $198,000 compared to a net cash loss of approximately $1,021,000 from the six-months ended January 31, 2003, an improvement of approximately $1,219,000.

     The $60,000 paid for the DSS litigation settlement and legal fees described above caused the Company to have a $4,000 cash loss for the three-month period ended January 31, 2004. Net cash loss for the three-months ended January 31, 2003 totaled approximately $382,000, an improvement of approximately $378,000. The improvement in both the six and three-month periods is a result of reduced costs and higher margins.

Liquidity and Capital Resources

     At January 31, 2004, we had approximately $202,000 in cash. This is a decrease of approximately $24,000 from July 31, 2003. We have a working capital deficiency of approximately $4.9 million. The primary source of our working capital during the six and three-month periods ended January 31, 2004, was from cash provided by operations and the sale of $165,000 of equity securities. However, there is no assurance that we will be able to continue to provide cash through operations or the sale of additional securities.

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

     Our principle commitments at January 31, 2004 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

Inflation

     We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

Seasonality

     The Company typically experiences a slow down in revenue during November and December each year. Consumers tend to delay repairing their vehicles during the holidays.



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

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of January 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims.com, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

     In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended January 31, 2004. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In April 2003, we received a letter requiring arbitration in the state of California on our contract with Decision Support Services (DSS). DSS alleged that the Company owed them $2.3 million for breach of contract. While management believed the Company had valid defenses, it settled the claim for $35,000 instead of incurring additional legal fees.

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

     During the six-months ended January 31, 2004, the Company issued 184,928 shares of common stock to two directors in exchange for their services. Of the shares of common stock issued 121,849 was a prepayment of an annual retainer for the fiscal year ending July 31, 2004. These shares are being expense over the year. The remaining 63,080 shares of common stock were for director services rendered during the six-months ended January 31, 2004. The Company charged operations $50,832, which was equal to the fair market value of the shares when earned.

     During the six-month period ended January 31, 2004, the Company issued options to purchase common stock, where the exercise price of the options are equal to or greater than the fair market value of the Company's common stock on the date of the grant, as follows:

     o Options to purchase 75,000 shares of common stock to the President and CEO, in accordance with his contract.

     o Options to purchase 50,000 shares of common stock to the Board of Directors in accordance with their compensation agreement.

     o Options to purchase 367,500 shares of common stock to the employees of eAutoclaims, excluding senior management.

     Additionally, options to purchase 401,720 shares of common stock were canceled.

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

     On February 2, 2004 the holder of the Company's series A, preferred stock converted 12 shares of the preferred stock with a face value of $60,000, plus accrued dividends of $17,293, for 386,466 shares of the Company's common stock.

ITEM 3. Defaults Upon Senior Securities -

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders -

         None.

ITEM 5. Other Information

         None

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

 Exhibit
    No.    Description
 -------  ------------

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


Date:   March 9, 2004                 By:    /s/ Eric Seidel
        -------------
                                      --------------------------------------
                                      Eric Seidel, Chief Executive Officer


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



Date:  March 9, 2004                    /s/ Eric Seidel
      ---------------                  ----------------------------------------
                                        President and C.E.O.



Date: March 9, 2004                    /s/ Scott Moore
     ---------------                   ---------------------------------------
                                       Chief financial Officer

EXHIBIT 32
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of eAutoclaims.com, Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2004 as filed with the Securities and Exchange Commission on March 15, 2004 (the "Report"), I, Eric Seidel, the President and CEO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims.com, Inc.

   /s/ Eric Seidel

Print Name:  Eric Seidel
Title: President & CEO
March 9, 2004



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of eAutoclaims.com, Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2004 as filed with the Securities and Exchange Commission on March 15, 2004 (the "Report"), I, Scott Moore, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims.com, Inc.

   /s/ Scott Moore

Print Name:  Scott Moore
Title:  Chief Financial Officer
March 9, 2004