Form 10-Q
period 2004-04-30
EAUTOCLAIMS COM INC
filed 2004-06-21
CIK 1034694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  --------------

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended April 30, 2004

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

                                              [   ] Yes  [ X ] No

               Indicate the number of shares outstanding of each of the Issuer's classes of common stock, $.001 Par Value, as of May 31, 2004 was 32,471,609.

                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                              INDEX TO FORM 10-Q
--------------------------------------------------------------------------------

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                        2

   Balance Sheets                                                 3
   Statements of Operations                                       4
   Statement of Stockholders Deficiency                           5
   Statements of Cash Flows                                       6
   Notes to Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                   11

Item 3. Quantitative and Qualitative Disclosures About
         Market Risk                                             18

Item 4. Controls and Procedures                                  19

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                       20

Item 2.  Changes in Securities and Use of Proceeds               20

Item 3. Defaults Upon Senior Securities                          21

Item 4. Submission of Matters to a Vote of Security Holders      21

Item 5.  Other Information                                       21

Item 6. Exhibits and Reports on Form 8-K                         22

Signatures                                                       22

Certifications                                                   23

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

--------------------------------------------------------------------------------
                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
                                                  April 30, 2004   July 31, 2003
--------------------------------------------------------------------------------
                                                    (unaudited)
ASSETS

Current Assets:
  Cash                                                $ 640,770        $ 226,161
  Accounts receivable, less allowance for
    doubtful accounts of $170,000 and
    $242,000, respectively                              868,947        1,198,764
  Due from related parties                               85,071          111,821
  Prepaid expenses and other current assets              85,829           52,832
--------------------------------------------------------------------------------
         Total current assets                         1,680,617        1,589,578

Property and Equipment, net of accumulated
   depreciation of $1,509,765 and
   $1,034,701, respectively                             905,718        1,033,551

Goodwill                                              1,093,843        1,093,843

Other Assets                                             40,540           40,540

Deferred Income Tax Asset, net of valuation
   allowance of $6,827,000 and $6,315,000,
   respectively                                               -                -
--------------------------------------------------------------------------------
Total Assets                                        $ 3,720,718      $ 3,757,512
================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and accrued expenses            $ 5,183,914      $ 6,259,323
   Loans payable - stockholders                          58,082          117,993
   Current portion of capital lease obligation           34,534           33,925
   Convertible note payable                             276,523          170,878
   Convertible debentures-related party,
    net of $178,572 discount                            71,428
--------------------------------------------------------------------------------
         Total current liabilities                    5,624,481        6,582,119

Capital Lease Obligation                                 61,744           86,325
Warrant Liability                                       517,427
--------------------------------------------------------------------------------
         Total liabilities                            6,203,652        6,668,444

Stockholders' Deficiency:
  Convertible preferred stock - $.001 par
    value; authorized 5,000,000 shares, issued
    and outstanding 224 shares and 247 shares
    respectively aggregate liquidation preference
    of $1,120,000 and $1,235,000 respectively                 1                1
  Common stock - $.001 par value; authorized
    50,000,000 shares, issued and outstanding
    29,145,895 shares and 22,828,955 shares,
    respectively                                         29,146           22,829
  Additional paid-in capital                         20,505,537       18,459,225
  Accumulated deficit                               (23,017,618)     (21,392,987)
--------------------------------------------------------------------------------
      Stockholders' Deficiency                       (2,482,934)      (2,910,932)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficiency      $ 3,720,718      $ 3,757,512
================================================================================

See Notes to Consolidated Financial Statements


----------------------------------------------------------------------------------------------
                                                          EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                          CONSOLIDATED STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------------
                                              Three Months Ended         Nine Months Ended
                                                   April 30,                 April 30,
                                               2004         2003         2004        2003
----------------------------------------------------------------------------------------------
                                           (unaudited)  (unaudited)   (unaudited)   (unaudited)
Revenue:
  Collision repairs management             $5,509,078   $8,210,985   $19,382,272   $22,407,237
  Glass repairs                               288,064      182,543       976,605       498,867
  Fleet repairs management                    155,958      190,971       572,720       597,246
  Fees and other revenue                      610,122      803,673     1,831,493     1,884,221
----------------------------------------------------------------------------------------------
Total revenue                               6,563,222    9,388,172    22,763,090    25,387,571

Expenses:
  Claims processing charges                 5,368,369    7,813,145    18,681,432    21,196,700
  Selling, general and administrative       2,401,353    1,268,795     5,236,311     5,054,734
  Depreciation and amortization               131,836      122,601       397,608       367,016
----------------------------------------------------------------------------------------------
Total expenses                              7,901,558    9,204,541    24,315,351    26,618,450
----------------------------------------------------------------------------------------------
Net income (loss)                         $(1,338,336)   $ 183,631   $(1,552,261)  $(1,230,879)
==============================================================================================

Adjustment to net income (loss) to
 compute income (loss) per common share:
  Preferred stock dividends                   (22,564)     (24,212)      (72,370)      (76,392)

----------------------------------------------------------------------------------------------
Net income (loss) applicable to
         common stock                     $(1,360,900)   $ 159,419   $(1,624,631)  $(1,307,271)
==============================================================================================
Income (loss) per common share
          Basic                               $ (0.06)      $ 0.01       $ (0.07)      $ (0.07)
          Diluted                             $ (0.06)      $ 0.01       $ (0.07)      $ (0.07)
==============================================================================================

Weighted-average number of common
  shares outstanding
         Basic                             24,666,084   20,651,859    24,620,543    19,654,826
         Diluted                           24,666,084   22,022,522    24,620,543    19,654,826
==============================================================================================

See Notes to Consolidated Financial Statements


-----------------------------------------------------------------------------------------------------------------------------
                                                                                         EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
-----------------------------------------------------------------------------------------------------------------------------
Nine month period ended April 30, 2004 - unaudited
                                                                                                                      Total
                                           Preferred Stock      Common Stock    Additional Paid   Accumulated    Stockholders'
                                           Number   Amount   Number     Amount    In Capital        Deficit         Equity
-----------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 2003                     247       $1  22,828,955   $22,829  $18,459,225     ($21,392,987)  ($2,910,932)


Shares issued to board members                                217,784       219       87,114                         87,333

Accrued dividends on preferred stock                                                                  (72,370)      (72,370)

Issuance of common stock for cash                             591,397       591      162,659                        163,250

Issuance of common stock for services                          40,215        40       14,340                         14,380

Issuance of common stock upon
   conversion of preferred stock             (23)             511,946       512         (512)                             -

Issuance of common stock for
   preferred stock dividends                                  149,179       149       33,418                         33,567

Issuance of compensatory stock options                                               861,006                        861,006

Fair value of warrants issued in
  conjunction with convertible
  debenture                                                                           89,286                         89,286

Recognition of beneficial conversion
  feature on convertible debenture                                                    89,286                         89,286

Proceeds from sale of common stock and
   warrants, net of costs and
   common stock warrant liability                           4,806,419     4,806      709,715                        714,521

Net loss                                                                                           (1,552,261)   (1,552,261)

-----------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 2004                    224       $1  29,145,895   $29,146  $20,505,537     ($23,017,618)  ($2,482,934)
=============================================================================================================================

See Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
                                            EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
Nine Months Ended                                 April 30, 2004 April 30, 2003
--------------------------------------------------------------------------------
                                                     (unaudited)   (unaudited)


Cash flows from operating activities:
  Net loss                                           $(1,552,261)  $(1,230,879)
  Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                        397,608       366,386
    Loss on disposal of property and equipment            77,457
    Amortization of discount on note payable             105,645             -
    Common stock issued for services                     101,713       151,275
    Issuance of compensatory stock options               861,006
    Changes in operating assets and liabilities
     net of acquisition:
      Accounts receivable                                329,817      (322,156)
      Prepaid expenses and other current assets          (32,997)      172,395
      Other assets                                             -       (19,610)
      Accounts payable and accrued expenses           (1,114,212)    1,593,680
      Deferred software subscription revenue                          (127,573)
--------------------------------------------------------------------------------
        Net cash (used in) provided by operating
           activities                                    (826,224)      583,518
--------------------------------------------------------------------------------

Cash flows from investing activity:
  Purchases of property and equipment                   (347,232)     (353,236)
  Principal payments on shareholder loans                (59,911)
--------------------------------------------------------------------------------
           Net cash (used in) in investing activity     (407,143)     (353,236)
--------------------------------------------------------------------------------


Cash flows from financing activities:
  Proceeds from sale of convertible debentures           250,000
  Net proceeds from related parties                       26,750        18,163
  Proceeds from sale of common stock and warrants      1,395,198
  Proceeds from exercise of stock options                      -         9,590
  Principal payments on capital lease                    (23,972)      (19,155)
--------------------------------------------------------------------------------
           Net cash provided by financing activities   1,647,976         8,598
--------------------------------------------------------------------------------
Net increase in cash                                     414,609       238,880

Cash at beginning of period                              226,161        44,655
--------------------------------------------------------------------------------
Cash  at end of period                                 $ 640,770     $ 283,535
================================================================================


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest              $ 44,506      $ 30,008
================================================================================


Supplemental disclosure of noncash investing and
 financing activities:
  Gross proceeds from sale of equity                  $1,505,040
     Less costs paid to raise equity                   $(109,842)
  Net proceeds from sale of equity                    $1,395,198
================================================================================
 Issuance of common stock for amount due to
   shareholders                                                        $10,000
================================================================================
  Fair value of warrants issued in conjunction with
   convertible debenture                                 $89,286
================================================================================
  Recognition of beneficial conversion feature on
   convertible debenture                                 $89,286
================================================================================
  Issuance of stock for preferred stock dividends        $33,567      $20,080
================================================================================
  Accrued dividends on preferred stock                   $72,370      $76,392
================================================================================
  Equipment acquired by capital lease                                  $90,055
================================================================================
  Common stock issued for services                      $101,713     $151,275
================================================================================
  Issuance of compensatory stock options                $861,006
================================================================================

See Notes to Consolidated Financial Statements

                                           EAUTOCLAIMS.COM, INC. AND SUBSIDIARY

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 1 - Basis of presentation
------------------------------

     The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims.com, Inc. and it's wholly owned subsidiary as of April 30, 2004 and its results of operations for the three and nine-month periods ended April 30, 2004 and 2003 and cash flows for the nine -month periods ended April 30, 2004 and 2003. Results of operations for the three and nine -month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004.

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

                                                 Three-month              Nine-month
                                                period ended             period ended
                                                 April 30,               April 30,
                                              2004        2003      2004         2003
                                          ------------ --------- ------------ ------------
Net loss                                  $(1,338,336) $183,631  $(1,552,261) $(1,230,879)

Add: Stock based employee compensation
 Expense included in reported net loss        861,006                861,006
Deduct: total stock based employee
 compensation expense determined under
 fair value based methods for all awards     (877,738) (127,076)    (973,778)    (503,207)
                                          ------------ --------- ------------ ------------

Adjusted net income (loss)                $(1,355,068)  $56,555  $(1,665,033) $(1,734,086)
                                          ============ ========= ============ ============


Basic and diluted net loss per share
  as reported                                   $(.06)     $.01       $ (.07)      $ (.07)
Pro forma basic and diluted loss per
  share                                         $(.06)     $.00       $ (.07)      $ (.09)


Note 2 - Per share calculations
-------------------------------

     Diluted net income per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Basic loss per share is computed as net loss available to common stockholders' divided by the weighted average number of common shares outstanding for the period. Diluted loss per share does not reflect the potential dilution that could occur from the incremental shares attributed to outstanding options to purchase common stock, when their effect would be antidilutive. As of April 30, 2004 and 2003, 15,457,689 and 7,085,867 options and warrants, respectively, were excluded from the diluted loss per share computation.

Note 3 - Convertible Debenture - Related Party
----------------------------------------------

     On April 23, 2004 the Company received $250,000 in exchange for 8% convertible debentures due and payable on October 14, 2004 unless converted. The debentures are convertible into common stock at $0.28 per share. The Company also issued 892,857 three year warrants with a strike price of $0.35 per share. The Company also adjusted the strike price on 1,000,000 warrants that the investor owned prior to this investment from $0.63 to $0.35 per share. The Company agreed to register the shares underlying the warrants and the convertible debenture in the registration statement filed for the benefit of other investors (see Equity Transaction note below). The investor also has anti-dilution rights on the warrants and conversion price of the debentures, in case other securities are issued with a lower sales price or strike price per share prior to the maturity date of the debentures. The initial value assigned to the warrants of $89,286, plus the value assigned to the debentures' beneficial conversion feature of another $89,286 for a total of $178,572, was recorded as a discount to the debenture and will be accreted to interest expense over the term of the debenture.

Note 4 - Equity Transactions
----------------------------

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

     On February 2, 2004, 12 shares of preferred stock with a face value of $60,000, plus dividends of $17,293 were converted into 386,466 shares of common stock. On March 9, 2004, 11 shares of preferred stock with a face value of $55,000, plus dividends of $16,274 were converted into 274,659 shares of common stock.

------------------------------------

     On March 10, 2004 the board approved and the Company issued 2,020,000 options to the management team for executing an agreement with ADP Claims Services (see managements' interim operating plan). On March 29, 2004, The Company issued 10,000 options to a consultant for services performed for the Company. On April 20, 2004 the Company issued 72,767 options to managers who took a pay cut as partial compensation for the pay cut. All three sets of options are exercisable at $0.01, immediately vested and have a term of ten years. During the nine months ended April 30, 2004 the Company recorded non-cash charges of $861,006 to operations relating to these stock options.

     During the nine-months ended April 30, 2004, the Company issued 217,784 shares of common stock to two directors in exchange for their services. The Company charged operations $87,333, which was equal to the fair market value of the shares when earned.

     During the nine-month period ended April 30, 2004, the Company issued options to purchase common stock, where the exercise price of the options are equal to or greater than the fair market value of the Company's common stock on the date of the grant, as follows: o Options to purchase 75,000 shares of common stock to the President and CEO, in accordance with his contract. o Options to purchase 75,000 shares of common stock to the Board of Directors in accordance with their compensation agreement. o Options to purchase 367,500 shares of common stock to the employees of eAutoclaims, excluding senior management.

     Additionally, options to purchase 427,386 shares of common stock were canceled.

     In March through April 30, 2004 the Company raised $1,340,040 from the sale of 4,785,794 Units at $.28 per Unit to thirteen (13) investors. Each Unit consists of one (1) share of common stock and one (1) common stock purchase warrant exercisable at $.35. The Company paid Noble International Investment, Inc. ("Noble") total commissions and expenses of $94,250, one other individual $5,775 as a finder's fee in connection with the issuance of these securities and incurred other expenses of $8,067. The Company also issued Noble placement agent warrants to acquire 388,414 Units and issued the other finder 20,625 shares of our restricted common stock. The net proceeds of $1,231,948 were allocated as follows: $753,362 to common stock and $478,586 to the warrants. The fair value of the warrants issued to Noble amounting to $38,841 was recorded as a reduction to additional paid in capital.

     Pursuant to the terms of the registration rights agreement entered in connection with the transaction, within 30 days of the closing of the private placement, the Company was required to file with the Securities and Exchange Commission (the "SEC") a registration statement under the Securities Act of 1933, as amended, covering the resale of all the common stock purchased and the common stock underlying the warrants. Additionally, within 120 days of closing, the Company was required to cause such registration statement to become effective. The registration rights agreement further provided that if a registration statement is not filed, or does not become effective, within the defined time periods, then in addition to any other rights the holders may have, the Company would be required to pay each holder up to 10% additional shares of stock, as damages. The registration statement was filed within the allowed time and was declared effective as of June 10, 2004. Therefore, no additional shares will be issued as damages.

-----------------------------------

     In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," and the terms of the warrants and the transaction documents, the warrants were accounted for as a liability. On June 10, 2004, the registration statement covering the shares underlying the warrants was declared effective. Accordingly, the fair value of the warrants at that date will be reclassified to additional paid in capital.

     In order to obtain an appropriate valuation of the warrants that were issued as of April 30, 2004, in connection with the offering of the units, issuance of placement warrants and the $250,000 convertible debenture the Company hired an investment banker. The investment banker employed several valuation models and provided a preliminary valuation of $0.05 to $0.10 per warrant. While the final valuation was not completed as of the date of this filing, the Company estimated the value of each warrant to be $0.10. Based on discussions with the investment banker the Company does not expect the preliminary valuation of the warrants to differ significantly from the final valuation.


Note 5 - Additional information
-------------------------------

     The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 29,145,895 indicated by the Company's records. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.


Note 6 - Subsequent Event
-------------------------

     In May of 2004 the Company raised an additional $931,200 from the sale of 3,325,715 Units at $.28 per Unit to six (6) investors. Each Unit consists of one
(1) share of common stock and one (1) common stock purchase warrant exercisable at $0.35. The Company paid Noble International Investment, Inc. ("Noble") total commissions and expenses of $76,128 and two other individuals $10,892 as a finder's fee in connection with the issuance of these securities. The Company also issued Noble placement agent warrants to acquire 401,786 Units and issued one of the finders 13,900 shares of restricted common stock.

     Subsequent to April 30, 2004, the holder of the $250,000 debenture elected to exchange the convertible debentures and the 892,857 warrants described in the note "convertible debenture," for 892,857 units identical to the units sold in the offering in March through May of 2004. The Company doesn't expect any material adjustment from this transaction except to show the holder's investment as equity upon the conversion.

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

     Our core product, eJusterSuite, provides both outsourcing and ASP (application service provider) solutions. The outsourcing solution requires eAuto personnel to audit and coordinate the vehicle repair. The ASP solution allows the customer to use our technology independent of our personnel; thereby, providing a solution for the largest insurance companies that already have the staff to process and control the claims process, while paying us a fee for every transaction that is run through our system. The ASP model will provide margin without the associated personnel and operating costs.

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

     For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounts for 92% and 91% of the revenue for the nine and three-months ended April 30, 2004, respectively. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For the nine and three-months ended April 30, 2004, 8% and 9%, respectively, of the revenue has been received from claims processing fees and other income. Other income consists mostly of the sale of estimating software, fees from service partners (ASP fees) and subrogation income.


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

     The Company maintains an allowance for doubtful accounts for losses that they estimate will arise from the customers' inability to make required payments. Collectibilty of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At April 30, 2004 the allowance for doubtful accounts was $170,000.

Accounting for Income taxes

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $6.827,000 at April 30, 2004. The deferred tax asset consists mainly of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company just recently reached profitability.

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

     At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business. No charge for impairment of this asset was considered to be necessary as of April 30, 2004.


MANAGEMENT'S INTERIM OPERATING PLAN

     In March 2004, we entered into an Agreement with ADP Claims Service Group ("ADP"), pursuant to which ADP will jointly offer an ADP managed repair service solution utilizing the eAuto online claims processing system and network of repair facilities. Although there is no assurance, we believe that this Agreement with ADP will substantially increase the volume of claims processed by eAuto resulting in significant long-term benefit to eAuto and its shareholders. However, there are significant risks associated with our Agreement with ADP and there is no assurance that a national rollout of this program will occur or that we will be able to otherwise meet our obligations and duties under the ADP Agreement.

     Our previous largest customer, Royal Sun Alliance ("RSA") sold a substantial part of its U.S. based auto physical damage business. We started to feel the impact of the reduction of RSA claims processing in January 2004. On the other hand, we are very optimistic about the opportunities presented with the ADP Agreement. However, we face significant challenges in commercially maximizing the ADP Agreement. Specifically, there will be a time lag involved between when we anticipate rolling out the ADP claims based solution on a national basis that will result in us incurring losses for the remainder of fiscal 2004 and the first part of fiscal 2005.

     In order for us to mitigate the reduction in business caused by the reduction in RSA business and the time lag before we start processing a significant number of ADP claims we have adopted a three step approach to address our short-term working capital and liquidity issues:

     o Step One - Reduce Expenses by Approximately $50,000 Per Month. We recently implemented a series of cost reductions, including a reduction in the RSA servicing team. We have reduced our staff by eight individuals that were responsible for processing the RSA business. In addition, our management team has also agreed to take salary reductions ranging from 5% to 15%. The senior management team took the highest percentage reductions. The middle managers received a total of 72,767 stock options with a strike price of $0.01 as partial compensation for their 5% salary reduction. The senior management team did not receive stock options for their salary reductions. We are also implementing reductions in other operational expenses.

     o Step Two - Raise Additional Capital. We have received approximately $2.1 million from the recent offering of our units consisting of shares of our common stock and warrants to acquire shares of our common stock that are being registered under a recently filed Form S-1 registration statement. In addition, one of our Board members, Mr. Korge invested $250,000 in the form of an 8% convertible note. We were able to use this capital to retire vendor debt, acquire technological infrastructure necessary to fulfill our obligations under the ADP Agreement and to generate sufficient working capital to fund the gap period between the generation of ADP claims processing and the reduction of RSA claims.

     o Step Three - Growth of New Business. We believe that the announcement of our ADP Agreement will help E-Auto obtain other new business. We have recently obtained pilot contracts with three potential new clients. Management believes that it will be able to gradually replace over the next 12 months a substantial amount of the lost RSA claims processing business. We also believe that by raising the additional capital referred to above, we will have a better opportunity to secure new clients and customers who will be more comfortable with our financial position.


RESULTS OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2004 COMPARED TO THE NINE AND THREE MONTHS ENDED APRIL 30, 2003.

Revenue

     Total revenue for the nine-months ended April 30, 2004 was approximately $22.8 million, which is a 10% decrease from approximately $25.4 million of total revenue for the nine-months ended April 30, 2003. Total revenue for the three-months ended April 30, 2004 was approximately $6.6 million. This represents a 30% decrease from approximately $9.4 million of total revenue for three-months ended April 30, 2003. The decrease in the nine and three-month total revenue is the net effect of changes in collision repair revenue, glass repair revenue and fees and other revenue as described below.

     Collision repair management revenue decreased 13% and 33% for the nine and three-months ended April 30, 2004 compared to the nine and three-months ended April 30, 2003, respectively. The decrease in collision repair management revenue is primarily the result of the decrease in claims from our two largest customers. In October 2003, our largest customer announced that they were selling half of their auto physical damage insurance business to another insurance carrier. We have started to see a decrease in their business as a result of that announcement. We have experienced approximately a $1,608,000 or 33% quarterly decrease in the revenue from that customer between the quarters ended July 31, 2003 and April 30, 2004. We expect to see a decrease of another $1.5 million per quarter over the next three quarters. Recent results of the new fiscal quarter leads management to expect a significant portion of that decrease to occur in next quarter, ending July 31, 2004. A 75% decrease in revenue from the second largest customer occurred because of a change in their state's legislation regarding a special type of insurance policy requiring a direct repair networks. Because of the competitive nature of our business and the uncertainty of bring on enough business to offset the loss of business, we may be unable to replace revenues quickly enough to sustain profitability. However, the company's management will cut expenses in the event we are unable to obtain profitability.

     Fees and other revenue decreased 3% and 24% for the nine and three-months ended April 30, 2004 compared to the nine and three-months ended April 30, 2003, respectively. The nine and three-month decreases are mainly a result of the loss in business from the two largest customers as explained above. The decrease in this volume was partially offset by the increase in service partner click fees of 37% and 20% for the nine and three-months ended April 30, 2004 compared to the same time period in the previous year, respectively. The increase is a result of developing relationships with new service partners that will continue to produce click fees in the future.

     Glass repair revenues increased 96% and 58% for the nine and three-months ended April 30, 2004 compared to the nine and three-months ended April 30, 2003. This increase is due to sales generated by a new customer. We negotiated lower pricing from one of our larger glass vendors, which has helped our competitiveness in this market. The glass repair business complements our core business and allows our customers to use a single source for all their repair needs.

     During the nine and three-months ended April 30, 2004, we derived 53% and 50% from one customer, respectively, and 11% and 5% of our revenues from a second customer during those same time periods.


Claims Processing Charges

     Claims processing charges include the costs of collision and glass repairs paid to repair shops within our repair shop network, as well as cost of the estimating software sold to the Company's network of shops. Claims processing charges for the nine and three-months ended April 30, 2004 was $18.7 million and $5.4 million, a decrease of $2.5 million and $2.4 million from $21.2 million and $ 7.8 million in the same time periods in 2003, respectively. The decrease in the expense is a result of the decrease in the associated revenues. This was 82% of total revenue in both periods, compared to 83% for both the nine and three-months ended April 30, 2003.

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

Selling, General And Administrative (SG&A) Expenses

     SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone charges, professional fees, advertising costs, and travel expenses. SG&A expenses for the nine and three-months ended April 30, 2004 totaled approximately $5.2 and $2.4 million, respectively. This is compared to approximately $5.1 and $1.3 million for the nine and three-months ended April 30, 2003. The increase in SG&A expenses of approximately $182,000 and $1.1 Million for the nine and three-month periods ended April 30, 2004 is mostly a result of two factors. The first is the increase in cost to prepare the infrastructure to be able to handle the new business expected under the agreement with ADP. In order to prepare ourselves for the expected volume of this agreement we needed to invest in new technology and the personnel to set-up and maintain this technology. Secondly, the Board voted to grant options to senior management as a bonus for the successfully executing of this agreement with ADP because it is expected to generate significant volume and income for the Company in the years ahead. It was also consideration for Managements past actions such as voluntary payroll cuts and other action vital to the company's long-term value. The options have a strike price of $0.01 per share with a term of 10 years. A non-cash charge of $828,000 was recognized in the three-months ended April 30, 2004.

     Payroll and benefit related expenses for the nine-months ended April 30, 2004 and 2003 totaled approximately $3.8 million and $3.3 million, which is approximately a 15% increase. Payroll and benefit related expenses for the three-months ended April 30, 2004 and 2003 totaled approximately $1.8 million and $885,000, which is approximately a 109% increase. These increases are mostly the result of expensing of stock options described in the previous paragraph.

     SG&A expenses also include non-cash charges of approximately $1.1 Million and $1 Million for the nine and three-month period ended April 30, 2004, respectively. These non-cash charges for the nine and three-month periods ended April 30, 2004 include approximately $106,000 and $35,000 of amortization of debenture discount and approximately $963,000 and $887,000 of equity compensation to employee and board members, respectively. It also included approximately $77,000 in loss on disposal of equipment. SG&A expenses also include total non-cash charges for the nine and three-month period ended April 30, 2003 of approximately $151,000 and $3,000. The non-cash charges include common stock issued to pay for services (legal fees, director fee and investor relation fees).

     Also included in the SG&A is interest expense related to a loan from a shareholder, capital leases and a convertible note payable. This interest expense totals approximately $45,000 and $13,000 for the nine and three-months ended April 30, 2004 compared to approximately $30,000 and $9,000 for the nine and three-months ended April 30, 2003. Interest income from cash reserves totaled approximately $2,000 and $1,000 for the nine and three-months ended April 30, 2004 compared to approximately $11,000 and $1,000 for the nine and three-months ended April 30, 2003, respectively.

Depreciation

     Depreciation of property and equipment of approximately $398,000 and $132,000 was recognized in the nine and three-months ended April 30, 2004. This is compared to approximately $367,000 and $123,000 for the nine and three-months ended April 30, 2003.

Net Loss

     The net loss for the nine and three-months ended April 30, 2004 totaled approximately $1.6 million and $1.3 million compared to a net loss of approximately $1.2 million and net income of $184,000 from the nine and three-months ended April 30, 2003, respectively.

     The net loss amounts include non-cash expenses of approximately $1.5 million and $1.1 million for the nine and three-months ended April 30, 2004, respectively. The net loss amounts for the nine and three-months ended April 30, 2003 include non-cash expenses of approximately $518,000 and $124,000, respectively.

     Net cash loss (net of non-cash items) for the nine-months ended April 30, 2004 totaled approximately $9,000 compared to a net cash loss of approximately $713,000 from the nine-months ended April 30, 2003, an improvement of approximately $704,000.


Liquidity and Capital Resources

     At April 30, 2004 we had approximately $641,000 in cash. This is an increase of approximately $414,000 from July 31, 2003. We have a working capital deficiency of approximately $3.9 million. The primary source of our working capital during the nine and three-month periods ended April 30, 2004 was from the sale of equity and convertible debt securities.

     In August 2003 and April 2004 the Company raised a total of $1,505,000 from the sale of equity. The Company paid costs of $110,000 for a net of $1,395,000. In exchange for these funds the Company issued 5,377,191 shares of common stock at $0.279 to $0.28 per share. In addition, the Company issued 20,625 shares of common stock as a finders fee. As part of the sale of equity in April 2004 the Company issued 4,785,857 warrants to purchase common stock at $0.35 per share. As part of the cost of this transaction, the Company also issued placement agent warrants to acquire 388,414 Units of one share of common stock and one common stock purchase warrant exercisable at $0.35.

     On April 23, 2004 the Company received $250,000 in exchange for 8% convertible debentures due and payable on October 14, 2004 unless converted. The debentures are convertible into common stock at $0.28 per share. The Company also issued 892,857 three-year warrants with a strike price of $0.35 per share. The Company also adjusted the strike price on 1,000,000 warrants that the investor owned prior to this investment from $0.63 to $0.35 per share. The Company agreed to register the shares underlying the warrants and the convertible debenture in the registration statement filed for the benefit of other investors (see Equity Transaction note below). The investor also has anti-dilution rights on the warrants and conversion price of the debentures, in case other securities are issued with a lower sales price or strike price per share prior to the maturity date of the debentures.

     Subsequent to April 30, 2004, the holder of the $250,000 debenture elected to exchange the convertible debentures and the 892,857 warrants described in the note "convertible debenture," for 892,857 units identical to the units sold in the offering in March through May of 2004. The Company doesn't expect any material adjustment from this transaction except to show the holder's investment as equity upon the conversion.

     In May 2004 the Company raised an additional $931,200 from the sale of equity. The Company paid costs of $95,087, which left a net of $836,113. In exchange for these funds the Company issued 3,339,614 shares of common stock at $0.28 per share, including 13,900 shares issued as a finder's fee. There were also 3,339,614 warrants issued to investors to purchase common stock at $0.35 per share and placement agent warrants to acquire 401,786 Units of one share of common stock and one common stock purchase warrant exercisable at $0.35.

     On October 27, 2003 the Company also received a commitment letter from a current investor to invest an additional $1,000,000-$2,000,000 into eAutoclaims if the funds were needed.

     With the potential loss of business from our largest two customers, additional financing may be necessary. If revenues grow it will provide it's own working capital, but because revenue growth is not guaranteed. The Company currently has additional investors interested in providing the company more working capital should it not be successful in growing revenues in the timelines needed to obtain profitability. We cannot assure you that we will be able to raise such funds or that such funds will be available to us on favorable terms. If we raise additional funds for the issuance of our securities, such securities may have rights, preferences or privileges similar to those of the rights of our common stock and our stockholders may experience additional dilution.

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

     Our principle commitments at April 30, 2004 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

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

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of April 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims.com, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

         (b) Changes in internal controls over financial reporting.

     In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended April 30, 2004. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

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

     During the nine-months ended April 30, 2004, the Company issued 217,784 shares of common stock to two directors in exchange for their services. Of the shares of common stock issued 121,849 was a prepayment of an annual retainer for the fiscal year ending July 31, 2004. These shares are being expense over the year. The remaining 95,935 shares of common stock were for director services rendered during the nine-months ended April 30, 2004. The Company charged operations $74,832, which was equal to the fair market value of the shares when earned.

     During the nine-month period ended April 30, 2004, the Company issued options to purchase common stock, where the exercise price of the options are equal to or greater than the fair market value of the Company's common stock on the date of the grant, as follows: o Options to purchase 75,000 shares of common stock to the President and CEO, in accordance with his contract. o Options to purchase 75,000 shares of common stock to the Board of Directors in accordance with their compensation agreement. o Options to purchase 367,500 shares of common stock to the employees of eAutoclaims, excluding senior management.

          Additionally, options to purchase 427,386 shares of common stock were canceled.

     On March 10, 2004 the board approved and the Company issued 2,020,000 options to the management team for executing an agreement with ADP Claims Services. On March 29, 2004, The Company issued 10,000 options to a consultant for services performed for the Company. On April 20, 2004 the Company issued 72,767 options to managers who took a pay cut as partial compensation for the pay cut. All three sets of options are exercisable at $0.01, immediately vested and have a term of ten years.

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

     On February 2, 2004, 12 shares of preferred stock with a face value of $60,000, plus dividends of $17,293 were converted into 386,466 shares of common stock. On March 9, 2004, 11 shares of preferred stock with a face value of $55,000, plus dividends of $16,274 were converted into 274,659 shares of common stock.

     In March through May 2004 we raised $2,271,240 from the sale of 8,111,509 Units at $.28 per Unit to nineteen (19) investors. Each Unit consists of one (1) share of common stock and one (1) common stock purchase warrant exercisable at $.35. We paid Noble International Investment, Inc. ("Noble") total commissions and expenses of $170,378 and two other individuals $16,667 as a finder's fee in connection with the issuance of these securities. We also issued Noble placement agent warrants to acquire 790,200 Units and issued one of the finders 34,525 shares of our restricted common stock.

     Pursuant to the terms of the registration rights agreement entered in connection with the transaction, within 30 days of the closing of the private placement, the Company was required to file with the Securities and Exchange Commission (the "SEC") a registration statement under the Securities Act of 1933, as amended, covering the resale of all the common stock purchased and the common stock underlying the warrants. Additionally, within 120 days of closing, the Company was required to cause such registration statement to become effective. The registration rights agreement further provided that if a registration statement is not filed, or does not become effective, within the defined time periods, then in addition to any other rights the holders may have, the Company would be required to pay each holder 2.5% to 10% additional shares of stock, as damages. The registration statement was filed within the allowed time, and management expects it to be declared effective before the 120-day deadline.

     In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," and the terms of the warrants and the transaction documents, the fair value of the warrants amounted to $517,427on the date of grant. The warrants were accounted for as a liability, with an offsetting reduction to additional paid-in capital received in the private placement. The warrant liability will be reclassified to equity as of the date the registration statement is declared effective.


     On April 23, 2004 the Company received $250,000 in exchange for 8% convertible debentures due and payable on October 14, 2004 unless converted. The debentures are convertible into common stock at $0.28 per share. The Company also issued 892,857 three-year warrants with a strike price of $0.35 per share. The Company also adjusted the strike price on 1,000,000 warrants that the investor owned prior to this investment from $0.63 to $0.35 per share. The Company agreed to register the shares underlying the warrants and the convertible debenture in the registration statement filed for the benefit of other investors (see Equity Transaction note below). The investor also has anti-dilution rights on the warrants and conversion price of the debentures, in case other securities are issued with a lower sales price or strike price per share prior to the maturity date of the debentures.

     Subsequent to April 30, 2004, the holder of the $250,000 debenture elected to exchange the convertible debentures and the 892,857 warrants described in the note "convertible debenture," for 892,857 units identical to the units sold in the offering in March through May of 2004. The Company doesn't expect any material adjustment from this transaction except to show the holder's investment as equity upon the conversion.

ITEM 3. Defaults Upon Senior Securities -

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders -

         None.

ITEM 5. Other Information

         None

ITEM 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit No.   Description
----------   -------------------------

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


32           Certification of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32           Certification of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

  (b) Reports on Form 8-K

     October 9, 2003 - Item 5/Item 9 - Potential loss of business from Royal
                       & Sun Alliance

     November 17, 2003 - Item 5 - Amendment to terms of preferred stock.

     March 15, 2004 - ADP Claims Service Group and eAutoclaims Announce Joint
                      Marketing Agreement

     March 18, 2004 - eAutoclaims Issues Guidance - New Marketing
                     Programs/Alliances

     May 5, 2004 - eAutoclaims Announces the Closing of $1.6 Million in New
                   Financing.

     May 28, 2004 - eAutoclaims Completes Capital Raise, Over-Subscribes
                    with Total of $2.5 Million.


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   June 21, 2004                 By:    /s/ Eric Seidel
        --------------
                                         -------------------------------------
                                         Eric Seidel, Chief Executive Officer


                                       By:   /s/ Scott Moore
                                         -------------------------------------
                                         Scott Moore, Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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



Date:     June 21, 2004                        /s/ Eric Seidel
     -------------------                       ---------------------
                                               President and C.E.O.



Date:     June 21, 2004                        /s/ Scott Moore
     -------------------                       -------------------------
                                               Chief Financial Officer

EXHIBIT 32
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of eAutoclaims.com, Inc. (the "Company") on Form 10-QSB for the period ending April 30, 2004 as filed with the Securities and Exchange Commission on June 21, 2004 (the "Report"), I, Eric Seidel, the President and CEO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims.com, Inc.

   /s/ Eric Seidel

Print Name:  Eric Seidel
Title: President & CEO
June 21, 2004



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of eAutoclaims.com, Inc. (the "Company") on Form 10-QSB for the period ending April 30, 2004 as filed with the Securities and Exchange Commission on June 21, 2004 (the "Report"), I, Scott Moore, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims.com, Inc.

   /s/ Scott Moore

Print Name:  Scott Moore
Title:  Chief Financial Officer
June 21, 2004