Form 10-K
period 2004-07-31
EAUTOCLAIMS COM INC
filed 2004-11-15
CIK 1034694

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-K


                [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended July 31, 2004

                 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23903


                               eAUTOCLAIMS, INC.
               (Exact name of registrant as specified in charter)



                  Nevada                             95-4583945
          --------------------------                -----------
        (State or other jurisdiction               (IRS Employer
      of incorporation or organization)          Identification No.)


     110 E. Douglas Road, Oldsmar, Florida              34677
     -------------------------------------           ----------
     (Address of principal executive offices)        (Zip Code)



       Registrant's telephone number, including area code: (813) 749-1020

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:

       Common Stock, par value $.001

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [ X ] Yes  [    ] No

         Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ __ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
              Yes ____ No __X___

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 30, 2004 was $9,194,805.

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of September 30, 2004 was 35,364,635.

                                FORM 10-K - Index

                                     PART I
                                                                   Page
                                                                  ------

Item 1.    Description of Business................................     2

Item 2.    Description of Property................................    18

Item 3.    Legal Proceedings......................................    18

Item 4.    Submission of Matters to a Vote of Security Holders....    18


                              PART II

Item 5.    Market for Common Equity and Related Stockholder Matters   19

Item 6     Selected Financial Data                                    23

Item 7.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........    24

Item 7A    Quantitative and Qualitative Disclosures About Market
            Risk..................................................    32

Item 8.    Financial Statements and Supplementary Data............    32

Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures.................    32

Item 9A    Controls and Procedures                                    32

Item 9B    Other Information

                             PART III

Item 10    Directors and Executive Officers.......................    33

Item 11.   Executive Compensation.................................    37

Item 12.   Security Ownership of Certain Beneficial Owners and
            Management and Related Stock Matters..................    43

Item 13.   Certain Relationships and Related Transactions.........    46

Item 14.   Principal Accounting Fees and Services ................    46

                             PART III


Item 15.   Exhibits, Lists and Reports on Form 8-K ...............    47

           Signatures.............................................    50

           Certifications.........................................    51

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

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

     In March 2004, we entered into a Co-Marketing Agreement with ADP Claims Service Group ("ADP"), pursuant to which ADP will sell and market eAutoclaims' core Internet application and service of collision management services, the product is being private labeled under the name ADP Managed Repair Solutions and utilizes EACC as the back room for processing the claim repairs and EACC's network of repair facilities. Although there is no assurance, we believe that this Agreement with ADP will substantially increase the volume of claims processed by eAuto resulting in significant long-term benefit to eAuto and its shareholders.

     During the year ended July 31, 2004, we derived 60% and 13% of our revenues from two customers. Our previous largest customer sold a substantial part of its U.S. based auto physical damage business which substantially reduced revenue from their account in fiscal year ended 2004. The loss of this customer's business combined with the increase in expenditures required to roll out the ADP contract and the time lag involved before we recognize significant revenues under the ADP contract resulted in us incurring significant losses in fiscal 2004.

Products and Services

     Our latest product, eJusterSuiteTM, provides both outsourcing and ASP (application service provider) solutions. The outsourcing solution requires eAuto personnel to audit and coordinate the vehicle repair. The ASP solution allows the customer to use our technology independent of our personnel; thereby, providing a solution for the largest insurance companies that already have the staff to process and control the claims process, while paying us a fee for every transaction that is run through our system. The ASP model will provide margin without the associated personnel and operating costs.

     eJusterSuite also builds in service partners that can provide the needed services such as independent adjustors, car rentals, tow trucks and accident reporting by merely clicking an Icon that is added to the screen of the customer's desktop in the current system. The system automatically provides the service partner the information already in our system via the Internet. The service partner will systematically provided the requested services and pay us a fee for each assignment they receive through our system. This process significantly reduces the customers' time and cost to process claims as well as reduces the number of mistakes that occur in a manual process. Because there is no need to reenter the information, in most cases it also reduces the cost of the service partner to obtain and process the transaction, even after paying our transaction fee. This added revenue provides additional margin without the additional personnel and operating costs.

     For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounts for 91% of the revenue for the fiscal year ended July 31, 2004. We are paid on a per claim basis from all our customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For the fiscal year ended July 31, 2004, 9% of the revenue has been received from claims processing fees and other income.

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

     o Audit Trail - We audit every claim that comes into our network. This helps us deliver the lowest available audited cost to our clients on every repair.

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

Application Service Provider (ASP):

     eJusterSuite(R) provides insurance companies with an ASP solution that fits into their current environment. Our ASP solution allows these insurance companies to utilize our advanced technology while continuing to use their staff and network of body shops. We host the data on our servers while their staff and body shop network processes the claims based on their current operating procedures and shop relationships. Under this solution, the customer pays us a click fee for each transaction they process through our system.

     Additionally, the service partners described above (rental car companies, towing, salvage, etc.) can also be plugged into the ASP solution, whereby we are paid a fee for each referral being made to the service partner.


Technology Provider:

     The company has developed certain technologies that create efficiencies for the automobile parts industry. One new product that management thinks will have a significant impact on the Company's net financial results is "eDataTransfer." eDataTransfer significantly reduces the customers' costs by automating the part price lookup function when an automobile repair estimate is received from an outside party. Since the function is done programmatically, staff time is reduced in helping their customers.

CUSTOMERS

     Our customers consist primarily of insurance companies, managing general agents (MGAs), third party administrators (TPAs) and managers of self-insured automobile fleets. The most recent addition is a category of customers that services the insurance market. We have found interest from providers that have requested proposals from eAutoclaims to build an application to meet their unique needs or in some cases to allow them to transact business using the eJusterSuite application. We have built several specialty applications for companies serving the insurance industry.

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

     Integration of service partners in the eJusterSuite application continues. In addition to a larger offering of service partners our auto glass network administration services are also a value added service to our collision management clients.

Summary of our Co-Marketing Agreement with ADP Claims Solution Group, Inc.

     On March 9, 2004, we entered into a Co-marketing agreement (the "ADP Agreement") with ADP Claims Solution Group, Inc. ("ADP"). We granted ADP the non-transferable, non-assignable right to market and sell our web-based claims management system and related services that automates the administration, estimating, auditing, appraising and management of physical damage repair and claims processing for vehicles via a network of vendors and service partners. Pursuant to the ADP Agreement, we will customize our products and private label our customized Internet applications to ADP's specifications for use in the United States and, at the option of ADP, Canada.

     The ADP Agreement has an initial term of three years. After the initial term, the agreement automatically continues until terminated by either ADP or us upon 180 days prior notice to the other party.

     For the first 100,000 claims processed by ADP pursuant to the ADP Agreement, we will be paid 60%, and ADP will retain 40%, of Semiweekly Recurring Revenues (as defined in the ADP Agreement) received by ADP from its clients. After claims processed under the ADP Agreement exceed 100,000, we will be paid 50% of such revenues.

     ADP's responsibilities under the ADP Agreement include: (i) marketing and selling, at its discretion, the system; (ii) performing all billing and collections for its clients; (iii) allowing on-site visits at our option, no more frequently than once annually, to ADP's places of business upon prior written notice and during normal business hours and allow us to periodically examine books and records of ADP insofar as they relate specifically to the ADP Agreement; (iv) using reasonable efforts to keep us informed as to any material problems encountered with our products and any resolutions arrived at for those problems; (v) establishing sales incentives and commission policies for its sales personnel; (vi) working with us to develop a mutually acceptable periodic reporting mechanism; and (vii) providing us, at no cost, ADP products to assist us in our internal operations. There is no minimum sales commitment by ADP under the agreement.

     Our responsibilities under the ADP agreement include: (i) assisting ADP with development of marketing materials, sales training and ongoing support for the ADP sales personnel; (ii) performing client implementation, set-up training and customer support for ADP clients; (iii) performing all product maintenance support; data center operation; and customer and technical support; as well as any other function normally performed by eAutoclaims in selling, implementing, training and supporting our products; (iv) providing ongoing samples of our product literature and online sales tools for the ADP sales team and to package the ADP products with the appropriate documentation (including, product reference guides and instructions); (v) allowing a reasonable number of on-site audits and visits at ADP's option to our places of business upon reasonable prior written notice and during normal business hours and allow ADP and/or any ADP client to periodically examine our business practices, policies and procedures and make copies of our books and records insofar as they relate to the ADP Agreement; and (vi) integrate our product in the ADP Managed Network Solution with ADP products and work with ADP to develop, implement and maintain ADP proprietary software developed by us.

     The ADP Agreement provided for a Phase I Marketing Program of approximately 3 to 4 months during which eAutoclaims and ADP jointly conducted planning, testing and rollout process in a region that was determined by ADP. During the Phase I Marketing Program, ADP and eAutoclaims developed system performance, service and training levels and metrics applicable to our performance of services under the ADP Agreement. ADP has begun to Market eAutoclaims' products nationally to ADP's existing and potential clients.

     We have agreed to provide ADP with a "favored Nation" treatment, ensuring preferred pricing should the Company enter into another Co-Marketing agreement with another organization. ADP has the right to cancel the Co-Marketing agreement should the Company enter into a similar agreement with a direct competitor.

     ADP shall have the right to terminate the ADP Agreement if ADP determines that our product is non-compliant with any federal, state or local laws, statues or regulations including, without limitation, claims licensing and handling regulations. Both parties have the right to terminate the agreement upon certain events of default, including the breach of significant provision of the ADP Agreement or insolvency of the other party.

SALES AND MARKETING

     A strong sales and marketing organization is essential to effectively market our services. We have made significant progress over the past year in establishing our brand name, eJusterSuite, and recognition of our corporate identity and service offering through direct mail, promotion activities, web site presence, tradeshow participation and other media events. We recently completed an initiative to create new marketing collateral that has been updated to illustrate the breadth of products and services offered. The eAutoclaims sales force is focusing more of the available resources to market and sell eJusterSuite whereas eAutoclaims is the Application Service Provider and/or the Technology Provider.

     Because our collision management services require considerable customer education and post-sales support, we have chosen to solicit prospective customers through a direct sales force. As of September 30, 2004, we had four personnel in our sales and marketing department.

     Part of the agreement with ADP Claims Solution Group, Inc. allows eAutoclaims to market ADP Shoplink, an estimating system used by collision repair shops to produce estimates. The agreement stipulates that eAutoclaims will market Shoplink to shops on the eAutoclaims collision repair network. We have a dedicated unit within eAutoclaims to focus efforts on this initiative.

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

Employees

     As of July 31, 2004, eAutoclaims, Inc. had 71 full-time employees. There is no union contract relating to any of our employees nor does the Company anticipate there to be unionization of its employees. We believe that our relationship with our employees is generally good.

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

     During fiscal 2004 we changed our corporate name from eAutoclaims.com, Inc. to eAutoclaims, Inc. We have filed for and have been granted the fictitious name EAUTOCLAIMS in the State of Florida. We also own fifty-five (55) URL Internet domain names. We maintain a website located at www.eautoclaims.com. We are not incorporating by reference any information on our website and information on our website should not be considered part of this report.

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

     We have pending trademark and service mark applications for eAudit, eAutoclaims, eJusterSuite, Ejuster Transfer and eProperty Suite. Each of these products is in various stages of development. There is no assurance we will be successful in registering these marks. Furthermore, we are exposed to the risk that other parties may claim we infringe their rights on these marks, which could result in us ceasing use of these marks, licensing the marks or becoming involved in costly and protracted litigation. In July 2003, we entered into a Settlement Agreement with IBM regarding the use and scope of the "e" logo/mark which precedes several of our trademarks and service marks. IBM takes the position it is the owner of the "e" logo relating to computer hardware and software and that our use of "e" logo infringed on their rights. The Settlement Agreement allows us to continue using, in a limited fashion, the use of the "e" logo in a manner not objectionable to IBM. We do not believe that the limitations imposed by the IBM Settlement Agreement will adversely affect our business.

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

Prevention of Access to Data by Unauthorized Personnel

     Our technology systems are designed to address important security concerns. Only personnel in our Information and Technology Department are allowed access to stored data. Our Information and Technology Department provides indirect access to our clients via controlled program code. Notwithstanding such safeguards and procedures, like with all online systems providers, a successful unauthorized access to sensitive data or a virus attack on systems such as ours is possible. A malicious unauthorized access or effective virus could adversely affect our business protection from catastrophic events.

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

Governmental Regulation

     From time to time we receive inquiries from state regulators relating to licensing and qualification requirements as insurance claims adjuster, appraiser or legality of a direct repair network under the laws of that particular jurisdiction. We also received inquiries regarding compliance with steering laws of certain jurisdictions. To date, we have been successful in demonstrating to the appropriate state regulators that we do not violate the jurisdiction laws, that qualification is not required.

     Certain jurisdictions could adopt laws directed at the auto insurance industry, which could affect our business in an unforeseen and adverse manner. A couple of states have pending or proposed legislation which, if adopted, could adversely affect our business model. To date, industry trade associations have been successful in preventing the passage of unfavorable legislation.

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

     We have been involved in the Internet based automobile collision insurance claims business since January 2000. Our limited operating history in this industry makes an evaluation of our future prospects very difficult. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. You should carefully consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. There is a risk that we will not be able to accomplish our objectives. Failure to achieve any of our objectives could negatively affect our business, financial condition and results of operations.

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


We are dependent on only a few customers for a substantial portion of our revenue and our two largest customers have recently had reductions in their claims volume.

     During the year ended July 31, 2004, we derived 60% and 13% of our revenues from two customers.. Our largest customer sold half of its U.S. based auto physical damage business. This customer accounted for 60% of our revenue for year ended July 31, 2004. We also experienced a decrease in revenue from our second largest customer because of a change in their state's legislation regarding a special type of insurance policy requiring a direct repair networks. We believe the decrease of business from these two customers is complete. The loss of this business combined with the increase expenditures required to roll out the ADP contract and the time lag involved before we begin recognizing significant revenues under the ADP contract will result in us incurring losses for the first part of fiscal 2005. Because of the competitive nature of our business and the uncertainty of bringing on enough business to offset the loss of business, we may be unable to replace revenues quickly enough to sustain profitability.


Our recent agreement with ADP Claims Services Group may not be profitable.

     We may not be successful in commercially exploiting the ADP Agreement. The ADP Agreement anticipates that we will substantially increase the volume of claims that we are currently processing. Our current infrastructure is not capable of processing the anticipated number of claims. We are in the process of improving our technological infrastructure by acquiring the equipment and resources necessary to increase the volume of claims we anticipate handling with ADP. There is no assurance we will be able to substantially increase our claims processing capacity in such a short period of time. Although we have achieved certain milestones and met certain conditions for the continuation of this agreement, the program is early in its sales cycle. There is no requirement that ADP refer a minimum number of claims to us under the Agreement. There is no assurance we will achieve the anticipated revenues, gross margins or profits anticipated under this Agreement. ADP has the ability to cancel this Agreement, which would adversely affect our business prospects. Our Agreement with ADP will result in a different revenue recognition model for claims processed through the ADP system. Because ADP is the obligor to make the payments directly to the repair shops we will only recognize our portion of the net revenues from sales under this agreement. Thus, our revenue will not grow as significantly as in the past, if and when we generate more business with ADP. However, our margins would grow significantly if and when we generate more business with ADP.


We depend upon independently owned and operated repair shops to provide services to our customers.

     We have agreements with a network of independently owned and operated vehicle repair facilities to provide services to our customers. Either the repair facility or we can terminate our contracts at will. Our business could suffer if a significant number of these repair shops terminate their agreements with us or fail to provide the quality of service expected by our customers.

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

The market for insurance auto collision claims services is competitive.

     Because the auto collision claims service industry is highly competitive and has low barriers to entry, we cannot assure you that we will be able to compete effectively. We are aware of two other companies that offer internet-based services similar to ours. These competitors provide their services primarily to the fleet management and auto glass industries. All of these competitors have been in business longer than we have and have significantly greater assets and financial resources than currently available to us. We expect competition to intensify in the Internet-based segment of this industry as current non-Internet competitors expand their market into the Internet and new competitors enter the market utilizing the Internet. We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures could force us to reduce our prices and may make it more difficult for us to attract new customers and retain current customers. The principal competitive factors for our services are:

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

     We currently have relationships with over 2,500 independently owned and operated body shops upon which we depend to perform quality repair services at a reasonable cost and in a timely manner. Although we monitor the quality and timeliness of their services and can terminate our relationship with those shops that do not meet our standards, we do not have meaningful control over the quality of their services. Poor workmanship or service by any of these shops can adversely affect our relationships with customers and could cause them to stop dealing with us or reduce the amount of business that they do with us. In addition, because we assume the responsibility for the quality of repairs, poor workmanship and inferior work can negatively affect our financial position because of the additional costs we incur in properly repairing an automobile.

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


Our information technology systems are subject to certain risks that we cannot control.

     Our information systems, including our accounting systems, are dependent, to an extent, upon third-party software, global communications providers, telephone systems and other aspects of technology and Internet infrastructure that are susceptible to failure. Though we have implemented redundant systems and network security measures, our information technology remains susceptible to outages, computer viruses, break-ins and similar disruptions that may inhibit our ability to provide services to our customers and the ability of our customers to access our systems. In addition, because we are located in Florida we are susceptible to power disruptions and outages due to hurricanes and other weather events. This may result in the loss of customers or a reduction in demand for our services. If disruption occurs, our profitability and results of operations may suffer.


We are exposed to potential risks from recent legislation requiring companies to evaluate their internal control over financial reporting.

     We are working diligently toward evaluating and documenting our internal control systems in order to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. This system for the purpose of complying with Sarbanes-Oxley Section 404 will require significant effort in a compressed timeframe, as well as result in our incurring costs to comply with Sarbanes-Oxley Section 404. There can be no assurances that the evaluation required by Sarbanes-Oxley Section 404 will not result in the identification of significant control deficiencies or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting.


We have account payables that have long payment cycles due to the nature of the collision repair business.

     Many of our contracts with customers provide for payment to us for vehicle repairs at the time the repair cost has been determined. Under these agreements, we bear all risks associated with the repair of the vehicle beginning with receipt of payment from our customer. Historically, approximately two percent (2%) of policyholders fail to have the vehicle repaired after filing a claim with their insurance carrier. Although we bear the risk of these repairs, it is not entirely clear as to when, or if, we are entitled to hold these payments. It is possible that other parties (i.e. the insurance carrier, the repair facility or the individual automobile owner) may claim that they are entitled to such funds. The policyholder often saves for the deductible portion of their claim, which can result in a long period of time between the time they file their claim and the time that the vehicle is repaired. Because of the uncertainty as to if we may be required to make these payments, when we may be required to make them, and who we may be required to pay, we book such amounts as accounts payable in our financial statements. As of July 31, 2004, approximately $2,658,295 of our accounts payable consisted of advance payments. Although management believes we are entitled to hold such funds due to the risk we assume for repair of a vehicle, there is no assurance that customers will agree with our position. Should eAutoclaims be required to issue payment for all such amounts at one time, we may not be able to do so.


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

     The continued and uninterrupted performance of our computer system is critical to our success. Our ability to successfully provide our applications and high-quality customer service largely depends on uninterrupted operation of our computer and communications hardware and software systems. We have taken measures to help assure that our systems are protected from unauthorized access. In addition, we maintain redundant systems for backup and disaster recovery. Despite these safeguards, we may be vulnerable to damage or interruption from hurricanes, fire, flood, power loss, telecommunications failure, break-ins, and similar events. In addition, we do not, and may not in the future, carry sufficient business interruption insurance to compensate us for losses that may occur. Despite our implementation of Internet security measures, our servers will be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions which could lead to interruptions, delays, loss of data or the inability to process transactions.

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

     A potential purchaser should not expect to receive a return on their investment in the form of dividends on our Common Stock. We have never paid cash dividends on our Common Stock and we do not expect to pay dividends in the foreseeable future. Our ability to pay dividends on our Common Stock is restricted by the terms of our agreements with the holders of our Series A Preferred Stock. Holders of our Series A Preferred Stock are entitled to annual dividends of 8% (currently aggregating $70,400 annually, assuming no conversion). To date, we have fulfilled our dividend obligations on the Series A Preferred Stock through the issuance of additional shares of our Common Stock to the holders of our series A Preferred Stock.


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


Antidilution rights granted to certain investors may cause substantial dilution to our other stockholders.

     During March through May, 2004 we sold a total of 9,004,429 units at an offering price of $.28 per unit generating gross offering proceeds of $2,521,240. We netted $2,428,125 after payment of placement fees and expenses. Each unit consists of one (1) share of Common Stock and one Common Stock purchase exercised with $.35 per share. The warrant contained "4 ratchet" antidilution protection to avoid dilution of the equity interest represented by the underlying shares upon the occurrence of certain events, including the issuance of equity securities if an issuance, conversion or exercise price less than $.35. The warrant holders are entitled to demand registration rights for a two year period. In addition, we are subject to liquidated damages if we do not maintain the effectiveness of the subject registration statement. Our Common Stock currently trades at a price less than $.35 per share. If we raise additional capital to meet our current working capital requirements this may trigger the antidilution rights of the investors in our March through May 2004 private placement which may result in additional dilution to our current shareholders. In addition, if we fail to process 9,000 claims under the ADP Co-Marketing Agreement by March 1, 2005 or 25,000 claims by August 1, 2005 these same investors are entitled to receive additional units for no additional consideration. If we fail to process 6,000 claims under the ADP Co-Marketing Agreement by March 1, 2005 or 16,500 claims by August 1, 2005 these same investors are entitled to a 50% increase in the number of purchased units on each date for no additional consideration. The additional units that could be issued if both targets are not met are 9,004,429. If we process between 6,000 and 9,000 before March 1, 2005 and/or between 16,500 and 25,000 before August 1, 2005, these investors would receive a prorated portion of 4,502,215 units for the March 1, 2005 target date and a prorated portion of 4,502,215 units for the August 1, 2005 target date.

The forward-looking information in this Form 10-K may prove inaccurate.

     This Form 10-K contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in this report, words such as "anticipate," "believe," "estimate," "expect," and, depending on the context, "will" and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements and information.


ITEM 2.  DESCRIPTION OF PROPERTY

     Our main offices are located at 110 East Douglas Road, Oldsmar, Florida 33467. Monthly rent of approximately $17,880 terminates on November 30, 2006. The monthly rent increases annually until it reaches approximately $19,000 per month in the year ended November 30, 2006. We have the option to renew the lease for two additional years after the initial five-year term. On or after December 31, 2004, we also have the right to purchase the entire facility, totaling 62,000 square feet, with the associated land for $2,950,000. We issued 45,956 shares of our Common Stock to the landlord of this lease with registration rights to obtain the purchase option.

     We believe that the facilities are well maintained, are in substantial compliance with environmental laws and regulations, and are adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing lease.

ITEM 3.  LEGAL PROCEEDINGS

     We are currently not involved in any legal proceedings which are considered material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 30, 2004 we amended our Certificate of Incorporation pursuant to an action by written consent as follows:

     o We amended our name to eAutoclaims, Inc. We were formerly known as eAutoclaims.com, Inc.

     o We increased our authorized number of Common Shares from 50,000,000 to 100,000,000 having a par value of $.001 per share. We maintained our authorized number of preferred shares a 5,000,000.

     In connection with these actions we received the written consent of the holders of 17,750,340 shares or approximately 52.5% of our outstanding Common Stock approving these amendments prior to 7/31/04. The holders of 164,740 shares or 0.5% of outstanding Common Stock voted against such amendments as of 10/18/04.

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

                                                       High Bid  Low Bid
                                                       --------  -------
Fiscal Year Ended July 31, 2002
First Quarter (August 1, 2001 to October 31, 2001)       1.68      0.39
Second Quarter (November 1, 2001 to January 31, 2002)    0.92      0.37
Third Quarter (February 1, 2002 to April 30, 2002)       0.70      0.40
Fourth Quarter (May 1, 2002 to July 31, 2002)            0.45      0.28

Fiscal Year Ended July 31, 2003
First Quarter (August 1, 2002 to October 31, 2002)       0.36      0.10
Second Quarter (November 1, 2002 to January 31, 2003)    0.16      0.08
Third Quarter (February 1, 2003 to April 30, 2003)       0.14      0.08
Fourth Quarter (May 1, 2003 to July 31, 2003)            0.55      0.17

Fiscal Year Ended July 31, 2004
First Quarter (August 1, 2003 to October 31, 2003)       0.43      0.27
Second Quarter (November 1, 2003 to January 31, 2004)    0.34      0.21
Third Quarter (February 1, 2004 to April 30, 2004)       0.53      0.33
Fourth Quarter (May 1, 2004 to July 31, 2004)            0.38      0.25

DESCRIPTION OF SECURITIES

     Our authorized capital stock consists of 100,000,000 shares of Common Stock, $.001 par value ("Common Stock"), and 5,000,000 of preferred stock, $.001 par value ("Preferred Stock"), issuable in series. The following description of our capital stock does not purport to be complete and is subject to and qualified in its entirety by our Certificate of Incorporation and Bylaws, amendments thereto, including the Certificates of Designation for our Series A Preferred Stock, and by the provisions of applicable Nevada law. Our transfer agent is Equity Transfer Services, Inc., 120 Adelaide West, Suite 420, Toronto, Ontario, M5H 4C3

Common Stock

     As of September 30, 2004, there were approximately 35,364,635 shares of our Common Stock outstanding. In addition, as of September 30, 2004, shares of common stock were subject to the following outstanding warrants:

     o 1,044,385 warrants issued to the agent and purchasers of our Series A Preferred Stock at exercise prices of between $1.46 and $4.50,

     o 1,150,000 warrants at an exercise price of $0.35 to $0.63 per share, issued to the purchasers of our convertible debentures,

     o 9,004,429 warrants at an exercise price of $0.35, issued to purchases of units (one share of common stock and one warrant to purchase one share of common stock) between March and June of 2004,

     o 790,200 warrants to purchase one unit for $0.28. The units consist of one share of common stock and one warrant to purchase another share of stock for $0.35, and

     o 220,000 warrants at an exercise price of $0.75 per share, issued to the purchasers of common stock.

     As of September 30, 2004, we have reserved 6,797,866 shares of our Common Stock underlying options issued to our directors, employees and consultants with exercise prices of between $.01 and $3.38. We have also deposited 585,040 shares of our Common Stock in escrow in connection with the conversion rights of our outstanding Series A Convertible Preferred Stock, which shares are included in the number of currently outstanding shares. As of July 31, 2004, we had approximately 229 common shareholders of record.

     As of July 29, 2004 authorized common shares were increased from 50,000,000 to 100,000,000 based on the consent of the majority of the stockholders. The holders of Common Stock are entitled to one vote per share for the election of directors and all other purposes and do not have cumulative voting rights. The holders of our Common Stock are entitled to receive dividends when, as, and if declared by our Board of Directors, and in the event of our liquidation to receive pro-rata, all assets remaining after payment of debts and expenses and liquidation of the preferred stock. Holders of our Common Stock do not have any pre-emptive or other rights to subscribe for or purchase additional shares of capital stock, no conversion rights, redemption, or sinking-fund provisions.

Preferred Stock and Related Warrants

     Our Board of Directors has the authority, without further action by our stockholders, to issue up to 5,000,000 shares of our preferred stock, par value $0.001 per share, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. Effective June 27, 2000, we entered into a Securities Purchase Agreement and related agreements relating to the issuance of our Series A Preferred Stock. The following discussion is only a summary of certain of the terms and provisions of the Securities Purchase Agreement, Registration Rights Agreement, Security Agreement, Certificate of Designation for our Series A Preferred Stock, Purchaser's Warrants and Agent's Warrants.

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

     To date, we have issued 7,931,108 shares of our Common Stock to the holders of the Series A Preferred Stock in connection with the conversion of 344 shares of Series A Preferred Stock and the currently outstanding satisfaction of accrued dividends. We currently have 176 shares of Series A Preferred Stock outstanding held by Governor's Road, LLC ("Governor's Road"). In October, 2003, we entered into an agreement with Governor's Road, as the sole holder of our Series A Preferred Stock, which amended and restated in all respects the prior agreements entered into by and between us and the holders of the Series A Preferred Stock. This agreement provides, among other matters, as follows:

     o The conversion price of the Series A Preferred Stock shall equal the greater of $.20 per share or 75% of the average of the closing bid prices for our Common Stock for the 5 lowest trading days out of the 20 consecutive trading days immediately preceding the conversion date.

     o We have the right to redeem the Series A Preferred Stock, in whole or in part, at a price equal to 110% of the purchase price per share plus accrued and unpaid dividends in cash. If we elect to redeem the Series A Preferred Stock, Governor's Road has the right to convert shares of our Series A Preferred Stock, providing the conversion of such shares does not result in Governor's Road owning more than 4.9% of our outstanding shares of our Common Stock, after taking into account the shares to be issued to Governor's Road upon such conversion.

     o We have the right to optionally redeem outstanding Series A Preferred Shares on a monthly basis equal to 110% of the original purchase price per share over a 30 month term, or 8.233 shares of Series A Preferred Stock each month. We are required to increase this ordinary optional monthly redemption if our net income exceeds the following thresholds:

        (a) net income equal to or greater than $150,000 per month - the monthly redemption amount is increased by 25%;

        (b) net income equal to or greater than $200,000 per month - the monthly redemption amount is increased by 50%;

        (c) net income equal to or greater than $300,000 per month - the monthly redemption amount is increased by 100%;

        (d) net income equal to or greater than $400,000 per month - the monthly redemption amount is increased by 150%.

     If we do not make the ordinary monthly optional redemptions, then Governor's Road has the right to convert in each 30-day period, beginning in the first day of each calendar month, at the conversion price then in effect, up to 1/20th (i.e., 5%) of the outstanding preferred shares. In addition, if we fail to make the ordinary optional redemption, then Governor's Road is entitled to certain accelerated conversion privileges if our average daily trading volume is greater than $10,000 and our conversion price exceeds $.75. In such events, Governor's Road is entitled to increase the number of shares that it may convert based upon a formula which increases this amount by 50% if the conversion price is $.75 per share to 300% if the conversion price is at least $1.50 per share, subject to our securities maintaining an average daily dollar value of at least $10,000 in the prior calendar month.

     The October, 2003 Agreement with Governor's Road amended and superseded in significant respects the Securities Purchase Agreement entered into in June, 2000. We are no longer subject to the numerous negative covenants contained in the original Securities Purchase Agreement. The redemption and conversion features were superseded as described above. The Registration Rights Agreement was modified so that Governor's Road only has piggyback rights unless it is otherwise able to sell pursuant to Rule 144(k). In addition, we agreed that the exercise price of all purchaser warrants and agent warrants, issued to Governor's Road or its affiliate are set of the lower of current existing exercise prices or $.70 per share.

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

Shares Eligible for Future Sale

     As of September 30, 2004, we had outstanding 35,364,635 shares of Common Stock. Of these shares, 22,849,898 shares are freely tradable without restriction or limitation under the Securities Act, except for any shares purchased by "affiliates" or persons acting as "underwriters" as these terms are defined under the Securities Act.

     The 12,514,737 shares of Common Stock held by existing shareholders that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

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

     In June, 2004 we had a Form S-1 registration statement registering 21,749,289 shares of our Common Stock declared effective by the Commission. The shares of Common Stock registered related to (i) 9,146,097 shares of Common Stock purchased by certain investors in a private placement conducted during 2004; (ii) 10,022,792 shares issuable upon exercise of Common Stock purchase warrants; (iii) up to 1,000,000 issuable upon conversion of a $250,000 convertible note; and (iv) up to 1,580,400 shares underlying a placement agent warrant. In addition, the holders of these securities are granted "full ratchet" antidilution rights if we issue any additional equity securities at an issue price, conversion price or exercise price at less than $.35 per share. The sale of such securities pursuant to the above-referenced registration statement may have a depressive affect on the market price of our Common Stock.

     The possibility of future sales by existing stockholders under Rule 144 or otherwise will, including sales pursuant to the registration statement in the future, have a depressive effect on the market price of our Common Stock, and such sales, if substantial, might also adversely affect our ability to raise additional capital.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below is derived from financial statements that have been audited by Goldstein Golub Kessler LLP, independent registered public accounting firm. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with our financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report.

                                                                                                        EAUTOCLAIMS, INC.

                                                                                                  SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------------------------------------------------
                                                                                                          Period from
                                                                                                        December 7, 1999
                                                                                                         (inception) to
Year Ended July 31,                             2004           2003           2002           2001        July 31, 2000
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Total revenue                               $27,160,682    $34,061,072    $32,283,363     $20,188,249      $1,751,710
-------------------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                  22,130,634     28,323,741     27,293,568      16,842,287       1,471,509
  Selling, general and administrative         6,417,316      6,418,911      8,114,580      10,479,232       3,293,208
  Depreciation and amortization                 515,813        490,935        530,618         504,656          62,750
  Amortization of beneficial conversion
    feature on convertible debentures and
    fair value of warrants issued in
    connection with debentures                  307,694         11,738        555,551
-------------------------------------------------------------------------------------------------------------------------
Total expenses                               29,371,457     35,245,325     36,494,317      27,826,175       4,827,467
-------------------------------------------------------------------------------------------------------------------------
Net loss                                    $(2,210,775)   $(1,184,253)   $(4,210,954)    $(7,637,926)    $(3,075,757)
=========================================================================================================================

Adjustment to net loss to compute
 loss per common share:
    Preferred stock dividends and
    Deduction relating to Series A
    Convertible Preferred Stock                 (95,518)      (101,296)      (570,997)     (4,611,804)
-------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock         $(2,306,293)   $(1,285,549)   $(4,781,951)   $(12,249,730)    $(3,075,757)
=========================================================================================================================

Loss per common share - basic and
  diluted                                       $ (0.09)       $ (0.06)       $ (0.32)        $ (1.09)        $ (0.29)
=========================================================================================================================

Weighted-average number of common
  shares outstanding-basic and diluted       26,308,434      20,209,634     14,813,549     11,252,514      10,591,146
=========================================================================================================================

Balance Sheet Data:

                                            July 31, 2004  July 31, 2003  July 31, 2002   July 31, 2001   July 31, 2000
-------------------------------------------------------------------------------------------------------------------------

Cash                                           $415,549       $226,161        $44,655        $485,092        $239,979
Working capital (deficit)                    (3,190,515)    (4,992,541)    (4,483,740)     (1,484,725)     (1,613,552)
Total assets                                  3,482,149      3,757,512      3,403,826       4,197,677       2,914,584
Debt and capital lease obligations              495,621         86,325
Total stockholders equity (deficiency)      $(1,493,084)   $(2,910,932)   $(2,365,818)       $737,905        $151,319
-------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

     The following discussion and analysis should be read in conjunction with our audited financial statements as of July 31, 2004 and the notes thereto, all of which financial statements are included elsewhere in this form 10-K. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Description of Business" and elsewhere in this Form 10-K.

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

     The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate.

     In light of the significant uncertainties inherent in the forward-looking statements included herein the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and expectations of the Company will be achieved.

OVERVIEW

     We are a business-to-business e-commerce company that uses the Internet to streamline and lower the overall costs of automotive repair paid by insurance companies, managing general agents (MGA) and third party claims administrators
(TPA) and self-insured automobile fleet management companies. We are establishing ourselves as the preeminent service provider for the automobile insurance industry, providing a seamless back-end infrastructure that links thousands of collision repair shops and support facilities. We provide a proprietary, cost-effective and highly advanced system for the processing and ultimate repair of claims for damaged vehicles filed by policyholders of our insurance company clients. We receive revenues from insurance companies for repairs completed by members of our network of repair shops. We approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle and glass repair through our provider network accounts for 91 %, 92% and 95% of the revenue for the years ended July 31, 2004, 2003 and 2002, respectively. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For the years ended July 31, 2004, 2003 and 2002, 9%, 8% and 5% of the revenue has been received from claims processing fees and other income, respectively.

MANAGEMENT'S INTERIM OPERATING PLAN

     Four separate events happened during the second half of the fiscal year and in September 2004 that has impacted the Company's financial position. First, our largest customer, sold a substantial part of its U.S. based auto physical damage business. Starting in January 2004, the business was expected to decrease one-twelfth each month for one year; however, the reduction in policy run-off accelerated in the last three months of the fiscal year and the expected drop in revenue has already occurred. Second, we experienced a significant decrease in revenue from our second largest customer because of a change in their state's legislation regarding a special type of insurance policy requiring a direct repair networks. That decrease in revenue also occurred in the second half of the fiscal year. Third, in August and September 2004 our office was threatened by four hurricanes, two of which impacted our community and operations. While our facilities withstood the hurricanes, it interrupted our claims assignment stream for several days; thereby, reducing revenue and cash flow. It also caused us to incur additional expenses to insure that our business process would not be interrupted in the future. Fourth, the ADP Co-Marketing Agreement took longer to implement than expected. Specifically, there has been a time lag involved between when we anticipated rolling out the ADP Sales & Marketing efforts on a national basis and the actual time that this event has occurred. While we are still very optimistic about the opportunities presented with the ADP Co-Marketing Agreement. The effect of a delay has resulted in the Company incurring additional expenses for carrying support personnel and ramping for the remainder of fiscal 2004 and the first part of fiscal 2005.

     As a result of these events, management is currently taking the following actions that are expected to positively impact the Company's financial position:

     o Rolling out Higher Margin Product Lines - Management is leveraging internally develop ASP/technologies that will allow other companies in related industries to significantly reduce labor costs and improve operating efficiencies. These technologies have already been implemented in the Company's operating processes and have shown themselves to be of significant value. By modifying the interface to these technologies, the Company can produce significant click fees without significant additional operating costs. The target market for these technologies will include a wide range of organizations, including the largest (tier
        1) insurance companies. The Company's management believes this additional product line will result in a greater growth in high volume, high margin revenues that will have a meaningful impact to the Company's bottom-line. While there are no guarantees these transactions or new business will mature, management believes this will be a growth market for the Company in the future.

     o Raising Additional Capital - The Company is raising up to an additional $1.5 million of working capital to ensure the success of the initiative taken over the last twelve months. This additional capital will allow management the necessary resources to bring these initiatives to their successful completion.

     o ADP Co-Marketing Agreement - Management is concentrating on the national rollout of the ADP Co-Marketing Agreement, which is the beginning of the Company's Special Markets Division. Since August 2004 this agreement has produced five signed pilot agreements with insurance companies or third party administrators, and has produced two verbal commitments for additional pilot agreement rollouts. In addition, there are other accounts in the sales cycle that are expected to mature into new accounts. While there are no guarantees that these pilot agreements will mature into annual or multi-year contracts, maturing these accounts past the pilot stage could produce significant claims volume. The Company would share the associated revenues with ADP Claims Services Group.


     Based on the early results of the ADP Co-Marketing agreement and the expansion of the Company's ASP/Technology sales, we expect to need the extra staff we are currently carrying on our payroll. However, there are no guarantees this new expected business will materialize; therefore the Company has developed a contingency plan in the event these events do not occur. If necessary, the Company would reduce staff positions currently being carried for the expected new business from the ADP Co-Marketing agreement. In addition, our management team would also take a second round of salary reductions ranging from 5% to 15%. The senior management team would once again take the highest percentage reductions.


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

     The revenue generated from the co-marketing agreement with the ADP Claims Services Group (ADP) will be recorded net of the repair costs because in the agreement the Company is performing a fee for service. The insurance company is the customer of ADP, who will be collecting the revenue and paying the shop. The first claims from this agreement were processed in the fiscal year ended July 31, 2005.

     The Company maintains an allowance for doubtful accounts for losses that they estimate will arise from the customers' inability to make required payments. Collectibilty of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At July 31, 2004 the allowance for doubtful accounts was approximately $161,000.

Accounting for Income taxes:

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $9,002,000 at July 31, 2004. The valuation allowance consists mainly of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company just recently reached profitability.

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

     Goodwill was amortized using the straight-line method over 7 years through July 31, 2002. As of August 1, 2002 no additional amortization was recorded as a result of the change in accounting standards as described below in "recently issued financial accounting standards." At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results,
(ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business. No charge for impairment of this asset was considered to be necessary as of July 31, 2004.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2004, Compared to Fiscal Year Ended 2003

REVENUE

     Total revenue for the year ended July 31, 2004 was approximately $27.2 million, which consists of approximately $22.7 million in collision repair management for insurance companies, approximately $1.3 million in auto glass repairs and approximately $3.2 million in fleet repair management and other repairs and fees. Total revenue for the year ended July 31, 2003 was approximately $34.1 million, which consists of approximately $29.7 million in collision repair management for insurance companies, approximately $0.9 million in auto glass repairs and approximately $3.5 million in fleet repair management and other repairs and fees. Total revenues decreased approximately $6.9 million or 20% compared to approximately $34.1 million for the year ended July 31, 2003. This decrease is primarily the result of the loss of revenues from our two largest clients. During the year ended July 31, 2004 we derived 60% and 13% of our revenue from two customers. In October 2003, our largest client announced that they were selling one-half of their U.S. auto physical damage business to another insurance carrier. We have experienced approximately a $5.2 million or 20% decrease in the revenue from that customer between fiscal years ended July 31, 2003 and 2004. The loss in monthly revenue was the highest in the last three months of the fiscal year ended July 31, 2004. The decrease in revenue between the three months ended July 31, 2003 and 2004 totaled $2.6 million or 47%. We also experienced a decrease in revenue from our second largest customer because of a change in their state's legislation regarding a special type of insurance policy requiring a direct repair networks. We experienced approximately a $1.9 million or 35% decrease in the revenue from that customer between fiscal years ended July 31, 2003 and 2004. The loss in monthly revenue was the highest in the last three months of the fiscal year ended July 31, 2004. The decrease in revenue between the three months ended July 31, 2003 and 2004 totaled $1.0 million or 67%. The Company anticipates meaningful growth in new clients based on the early results of its new co-marketing agreement with ADP Claims Services Group. However, because of the competitive nature of our business and the uncertainty of bring on enough business to offset the loss of business, we may be unable to replace revenues quickly enough to sustain profitability. However, the company's management will cut expenses in the event we are unable to obtain profitability.

     The glass revenue increase by 39%, or $345,000, from $894,000 in fiscal year 2003 to approximately $1.2 million in fiscal year 2004. This increase is a result of a new customer in fiscal year 2004. We negotiated lower pricing from one of our larger glass vendors, which has helped our competitiveness in this market. The glass repair business complements our core business and allows our customers to use a single source for all repair needs. The fleet revenue decreased approximately $156,000, or 18% from approximately $869,000 in fiscal 2003 to approximately $713,000 in fiscal 2004. This decrease is mostly a result of a decrease in the amount of claims from one of our existing clients.

EXPENSES

     Claims processing charges are primarily the costs of collision repairs paid by eAutoclaims to its collision repair shop network. Claims processing charges for the fiscal year 2003 were approximately $28.3 million compare to $22.1 million in fiscal 2004. This is a decrease in total costs of 22% and a decrease in the percentage of claims costs compared to total revenue from 83.2% in fiscal 2004 to 81.5% in fiscal 2003. This decrease in the percentage of the claims processing charges compared to revenue over the same periods last year was mostly caused by an increase in the overall margin of our products.

     We are dependent upon our third party collision repair shops for insurance claims repairs. As of September 30, 2004, eAutoclaims has approximately 2,500 affiliated repair facilities in its network for claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the quality of service provided by collision repair shops fall below a satisfactory standard leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and providing staff inspections of our network shops and, if required, establish similar relationships with other collision repair shops.

     Selling, general and administrative (SG&A) expenses for the year ended July 31, 2004 were approximately $6.4 million or 24% of revenue compared to approximately $6.4 million or 19% of revenue for the year ended July 31, 2003. During the year ended July 31, 2004 and 2003 we incurred payroll related expenses of approximately $ 3.7 million and approximately $4.2 million, respectively, a 12% decrease. During fiscal year ended July 31, 2004, approximately $240,000 of the payroll expense related to personnel establishing the systems and infrastructure to support the ADP Co-marketing agreement. While there was no return on this expenditure in fiscal year 2004, management expects it to provide for revenues in fiscal year 2005 and beyond.

     SG&A expenses included non-cash charges of approximately $1.0million for the year ended July 31, 2004. These non-cash charges included a $77,000 write-off of equipment that was replaced to keep pace with new technology, $869,000 of compensatory options issued to employees, and approximately $165,000 of stock issued for consulting agreements for interest and legal, board and professional services as well as $12,000 for interest. There was also an $81,000 credit in the allowance for doubtful accounts that partially offset these charges.

     We recently implemented a series of cost reductions, including a reduction in the RSA servicing team. We have reduced our staff by eight individuals that were responsible for processing the RSA business, but have still maintained staff to service new clients expected from the ADP co-marketing agreement. In addition, our management team took salary reductions ranging from 5% to 15%. The senior management team took the highest percentage reductions. The middle managers received a total of 72,767 stock options with a strike price of $0.01 as partial compensation for their 5% salary reduction. The senior management team did not receive stock options for their salary reductions. We are also implementing reductions in other operational expenses. The total cost savings from this expense reduction is expected to be approximately $524,000 per year.

     Depreciation and amortization was approximately $823,000 and $503,000 for the years ended July 31, 2004 & 2003, respectively. Depreciation of fixed assets represented approximately $516,000 and $491,000, respectively. Amortization expense of approximately $308,000 in fiscal year 2004 reflects the amortization of discount on the convertible debentures issued in July of 2003. The amortization expense of $12,000 in fiscal year 2003 reflects the warrants and debenture conversion feature created by the debenture financing in fiscal year 2003.

     Interest income of approximately $2,000 and $12,000 is included in selling, general and administrative expenses, net of interest expense of approximately $57,000 and $45,000 for the year ended July 31, 2004 and 2003, respectively. Interest expense related primarily to interest on shareholder loans and capital leases and interest income resulted primarily form interest earned on our cash reserves.

NET LOSS

     We recognized a net loss of approximately $2.2 million and $1.2 million for the years ended July 31, 2004 and 2003, respectively. The increase in net loss was a result of non-cash charges as described above. Net loss before non-cash charges were approximately $345,000 and $683,000 for the years ended July 31, 2004 and 2003, respectively. The decrease in the net-loss before non-cash charges was primarily a result of the restructuring of expenses and improving margins.

Fiscal Year Ended July 31, 2003, Compared to Fiscal Year Ended 2002

REVENUE

     Total revenue for the year ended July 31, 2003 was approximately $34.1 million, which consists of approximately $29.7 million in collision repair management for insurance companies, approximately $0.9 million in auto glass repairs and approximately $3.5 million in fleet repair management and other repairs and fees. During the year ended July 31, 2003, we derived 58% and 14% of our revenues from two (2) customers. Total revenue for the year ended July 31, 2002 was approximately $32.3 million, which consists of approximately $28.5 million in collision repair management for insurance companies, approximately $1.0 million in auto glass repairs and approximately $2.8 million in fleet repair management and other repairs and fees. Total revenues increased approximately $1.7 million or 5% compared to approximately $32.3 million for the year ended July 31, 2002. This increase is primarily the result of growth in revenues attributed to our core collision repairs management business and the growth in fees and other revenue as described below. We implemented a series of price increases during this period and evaluated the contribution to net margin by all accounts. -

     The glass revenue decrease by 10% from approximately $1.0 million in fiscal year ended July 31, 2002 to approximately $0.9 million in fiscal year ended July 31, 2003. This decrease is a result of the loss of a major customer in fiscal year 2002 due to the maturing and increased competition for the glass repair business. We negotiated lower pricing from one of our larger glass vendors, which has helped our competitiveness in this market in the last quarter of fiscal year 2003. In the fourth quarter of fiscal 2003, glass revenue increased 89% or by approximately $186,000. The glass repair business complements our core business and allows our customers to use a single source for all their repair needs. The fleet revenue decreased approximately $261,000, or 23% from approximately $1.1 million in fiscal 2002 to approximately $0.9 in fiscal 2003. This decrease is mostly a result of a decrease in the amount of claims from our existing clients and two clients from 2002 that are no longer clients in 2003.


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

     We are dependent upon our third party collision repair shops for insurance claims repairs. As of September 30, 2003, eAutoclaims had approximately 2,400 affiliated repair facilities in its network for claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the quality of service provided by collision repair shops fall below a satisfactory standard leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and providing staff inspections of our network shops and, if required, establish similar relationships with other collision repair shops. Our shop totals decreased during fiscal 2003 by approximately 800 shops. This decrease is a result of a combination of, poor performance of some shop network members, the Company's decision to reduce network shop coverage in certain geographical areas in order to increase the number of claims assigned to the best shops in those areas and late payments made over the last year. Management believes that the shops lost to slow payment can be replaced with other qualified shops and has started to do so (See Expenses under the caption Fiscal Year Ended July 31, 2004, Compared to Fiscal Year Ended 2003).

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

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 2004, we had cash of approximately $416,000, a $189,000 increase from last year, and a working capital deficiency of approximately $3.2 million as of July 31, 2004 compared to $5.0 million as of July 31, 2003, a decrease in the deficit of approximately $1.8 million. - Other than working capital generated from operation, our primary source of working capital during the fiscal year ended July 31, 2004, was the receipt of $2,436,240 from the sale of our equity securities and $250,000 from the sale of debentures, which were converted into equity securities. Of these proceeds $258,115 were paid out in expenses of raising the funds, for a net of $2,178,125.

     Our management continues to analyze our operations and streamline where appropriate. In April 2004, management made cost cuts that are anticipated to save the Company approximately $580,000 per year. The costs that were cut focused primarily upon the trimming of overhead, including the termination of personnel and the deferral of new product development. - Our ability to make additional significant cost cuts is limited. Also, such cost cutting programs are potentially counterproductive to our long term best interests because such cost cutting results in the loss of the Company's valued employees and new product initiatives.

     As a result of the loss of business from our two largest customers, additional financing may be necessary. If revenues grow it will provide its own working capital, but because revenue growth is not guaranteed, we have solicited proposals for additional financing. We cannot assure you that we will be able to raise such funds or that such funds will be available to us on favorable terms. If we raise additional funds for the issuance of our securities, such securities may have rights, preferences or privileges similar to those of the rights of our common stock and our stockholders may experience additional dilution.

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

     We remain optimistic about our long term business prospects. However, we still face significant obstacles to achieve profitability. We anticipate that in fiscal 2005 we will begin to roll out a substantial volume of repairs pursuant to our ADP Claims co-marketing agreement. We have invested a significant amount of our working capital, technical infrastructure and personnel time in preparing eAuto for the increased claims volume from ADP Claims co-marketing agreement. Our financial and personnel commitment to the ADP Claims co-marketing agreement combined with the loss of revenue from our largest customer due to a sale of part of their business has created the working capital pressures we experienced during fiscal 2004 and will continue to experience during at least the first half of fiscal 2005.


DEBT AND CONTRACTUAL OBLIGATIONS

     Our commitments for debt and other contractual arrangements as of July 31, 2004 are summarized as follows:


                                 Years ending July 31,
                          2005        2006       2007       2008       Total
                       ----------   --------   --------   -------   ----------

Property lease          $ 219,000  $ 225,000  $  76,000              $ 520,000
Equipment lease           103,000    113,000    105,000    15,000      336,000
Loan payable to
  stockholder              36,900                                       36,900
Convertible debenture                300,000                           300,000
Employee compensation     786,300    119,000                           905,300
                       ----------   --------   --------   -------   ----------
                       $1,145,200   $757,000   $181,000   $15,000   $2,098,200
                       ==========   ========   ========   =======   ==========

     The Company leases equipment and facilities under non-cancelable capital and operating leases expiring on various dates through fiscal 2007. The main operating lease consists of a 5-year lease for 30,000 square feet of a 62,000 square foot facility. The Company has an option to buy the entire facility with the associated land for $2,950,000.

     As of July 31, 2004 the Company had one loan outstanding to a stockholder totaling $36,866. The loan bears interest at the rate of 12% per annum and is being paid over 18 months with principal and interest payments of $7,582 per month through December of 2004. The fair value of the loan approximates its carrying amount based on rates available to the Company for similar loans.

     In July of 2004 the Company renewed a $300,000, 8% convertible note payable with a maturity date of August 2005. The note was initially executed in July of 2003. This note is convertible at the discretion of the creditor at a fixed rate of $0.279 per share. The interest can be paid in either cash or common shares at the Company's discretion at the end of the loan. In fiscal year 2003 The Company recorded a discount to the note payable of $140,860 representing the beneficial conversion feature of the debentures. The discount was amortized to interest expense over the original one-year term of the note.

     The Company has a two-year employment agreement with its president and chief executive officer. On March 27, 2003, the Board of Directors approved an Amended and Restated Employment Agreement with its President and Chief Executive Officer. The new two-year agreement specifies an annual base salary of $185,000, effective February 1, 2003 through December 31, 2003. From January 1, 2004 through February 1, 2005, the minimum annual base salary will be $200,000. The individual receives bonuses equal to 3% of the Company's earnings before interest, taxes, depreciation and amortization as defined by generally accepted accounting principles (GAAP), and may elect to receive part or the entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Each month that the Company is profitable on a GAAP basis, the individual also has the right to receive options to purchase 25,000 shares of the Company's common stock, with a term of five years at an exercise price equal to the stock's fair market value at the date of grant. These options vest over the remaining life of his contract. The individual is entitled to a $750 per month automobile allowance and $1,000 of personal allowances. The individual is entitled to up to 299% of his current base salary if the individual loses his position, unless terminated for cause. Mr. Seidel took a voluntary pay reduction of 15% of his pay effective May 1, 2004 until the Company returns to profitability. This adjustment was reflected in the debts and contractual obligation table above.

     In addition, the Company has two-year employment agreements with four other executives that expire April 30, 2006. The agreements provide base salaries of $448,945 in the second year. They also receive automobile allowance ranging from $400 to $700 per month. If their contracts are not renewed they receive severance packages ranging from six to nine months of their annual compensation. These severance packages supersede the previous "Change in Control and Termination Agreements," dated April 9, 2001, that each of these executives had previously executed. These executives also took a pay reduction of 15% of their aggregated contracted amount until the Company returns to profitability. This adjustment was reflected in the debts and contractual obligation table above.

Inflation

     We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

Seasonality

     The Company typically experiences a slow down in revenue during November and December each year. Consumers tend to delay repairing their vehicles during the holidays.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements to be provided pursuant to this Item 7 begin on page F-1 of this Report, following Part III hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

     (b) Changes in internal controls over financial reporting.

     In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended July 30, 2004. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.


ITEM 9B  OTHER INFORMATION

         None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:

     Name                          Age      Position

     Eric Seidel                   41       Chief Executive Officer,
                                            President and Director

     Reed Mattingly                35       Executive Vice President

     Scott Moore                   43       Chief Financial Officer

     Stacey Adams                  32       Sr. VP of Operations

     Dave Mattingly                46       Chief Information Officer

     Jeffrey D. Dickson            61       Chairman of the Board of Directors

     Christopher Korge             50       Director

     Nicholas D. Trbovich, Jr.     44       Director

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

     Reed Mattingly, Executive Vice President. Mr. Mattingly was formerly the Chief Operating Officer of eAutoclaims and VP Premier Express Claims prior to its acquisition by eAutoclaims in July of 2000. He has 13 years of experience in the automotive insurance services business. Mr. Mattingly currently leads our sales and marketing teams. Mr. Mattingly is responsible for growth in revenue from new and existing clients through the effective marketing and sales of existing eAutoclaims applications and services as well as identification and development of alternative revenue generating opportunities. In the previous position of COO for eAutoclaims, he was instrumental in increasing revenue from approximately 15 million to over 30 million in revenues by working directly with national accounts and consistently providing excellent service to clients. He has also built and managed a 24-hour/7 day national claim reporting call center. Companies under his management have been known for a "high-tech, high-touch" approach to personalized customer service. He earned a degree in Business Management from the University of South Carolina.

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

     Nicholas D. Trbovich, Jr., has been a director of eAutoclaims since June 2000. He is a director and vice president of AMEX-listed Servotronics, Inc., President of TSV ELMA, Inc. and TSV Franklinville, Inc. (Servotronics development subsidiaries), Chairman and CEO of Queen Cutlery and CEO and President of the Ontario Knife Company, (the U.S. Military's largest supplier of bayonets and survival knives). He is founder and owner of Aero, Inc., A fabricator of hot forged metal products.

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

     Mike Probyn, -Vice President of Operations. Mr. Probyn has been with eAutoclaims for 3 years and is currently serving as our Vice President of Operations overseeing the Auditing, Claims and Vendor departments. He formerly served as the Regional Vendor Manager and National Vendor Manager. Prior to working for eAutoclaims, Mr. Probyn was Co-Owner of a Pest Control Company for over 15 years and also Past President of the Florida Junior Chamber of Commerce.

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

Election

     The Company's Bylaws fix the size of the Board of Directors at no fewer than three and no more than nine members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently there are four Committees of the Board of Directors and Meetings


Board of Directors Meetings

     Our Board of Directors held three (3) meetings during the fiscal year ended July 31, 2004. Each of our directors attended all three meetings.

Audit Committee

     The Audit Committee, which held four meetings during fiscal 2004 to review the three 10Qs and one 10KSB, acts on behalf of the Board to oversee all material aspects of the Company's reporting, control and audit functions. The Audit Committee's role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on Company processes for the management of the business/financial risk and for compliance with significant applicable legal, ethical and regulatory requirements. In addition, the Audit Committee reviews the adequacy of internal account, financial and operating controls and reviews the Company's financial reporting compliance procedures. During fiscal 2004 Mr. Korge was Chairman of the Audit Committee. For fiscal 2005 Mr. Trbovich, Jr. will be Chairperson of the Audit Committee and serves with Mr. Korge and Mr. Dickson. None of our Audit Committee members are a financial expert as is defined under Item 401(h) of Regulations S-F. However, 2 of our 3 Audit Committee members are not part of the Company's management. We are an OTC:BB issuer and accordingly are not currently required to have a financial expert on our board.

Compensation Committee

     The Compensation Committee, which held one meeting during fiscal 2004 to review compensation issues, and sets policy for compensation of all senior management and directors. The Compensation Committee consists of Mr. Dickson, Mr. Trbovich, Jr. and Mr. Korge. During fiscal 2004, Mr. Trbovich, Jr. served as Chairman of the Compensation Committee. Mr. Korge will be the Compensation Committee Chairperson. See "Board Compensation Committee Report on Executive Compensation."

Nominating Committee

     The Company does not currently have a standing nominating committee of the Board of Directors. The entire board of directors acts as the nominating committee.

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

     Those two outside Directors are also compensated with stock options at various points throughout the year. All these options have an exercise price set at the market value of the stock on the date of the granting of the option. The options vest after one year and have a term of five years. For the fiscal year ended July 31, 2004, two outside Directors received 12,500 options each quarter, which were issued on November 1, 2003, January 31, 2004, April 30, 2004 and July 31, 2004 at an exercise prices of $0.35, $0.32, $0.35 and $0.38, respectively, for a total of 50,000 options per director or 100,000 options in aggregate. For the fiscal year ended July 31, 2003, two outside Directors received 12,500 options each quarter, which were issued on November 8, 2002, January 31, 2003, April 30, 2003 and July 31, 2003 at an exercise prices of $0.23, $0.13, $0.17 and $0.45, respectively, for a total of 100,000 options. For the fiscal year ended July 31, 2002, four directors received 12,500 options on both October 31, 2001 and January 31, 2002 with exercise prices $0.47 and $0.73 each, and three outside directors received 12,500 options on both April, 30 2002 and July 31, 2002 at an exercise prices of $0.51, $0.36, respectively, for a total of 175,000 options. The outside board members will be issued 12,500 options at the end of each quarter at the market value at the end of each quarter as compensation for their services. All these options are exercisable after one year and have terms of five years.

     Starting July 1, 2003 the directors' compensation was raised to be competitive in the industry. The two outside directors received an annual retainer of $25,000 each. This retainer was paid in stock for the fiscal year beginning August 1, 2004 and 2003. Additionally, the two outside directors have received $6,000 per year for attending board meetings and $4,000 per committee per year for attending committee meetings. The committee fee is raised to from $4,000 to $8,000 per committee per year if they are the Chairperson for the committee. If they don't attend one or more committee or board meetings their compensation is reduced accordingly.

Code of Ethics

     The Company has adopted a "Code of Business Conduct and Ethics" that applies to all eAuto employees and Board of Directors, including eAuto's principal executive officer and principal financial officer, or persons performing similar functions. A copy of the Company's Code of Business Conduct and Ethics is attached as an exhibit to this annual report on Form 10-K. The Company intends to post the Code of Business Conduct and Ethics and related amendments or waivers, if any, on its website at www.eautoclaims.com. Information contained on the Company's website is not a part of this report. Copies of the Company's Code of Business Conduct and Ethics will be provided free of charge upon written request to eAutoclaims, Inc., 110 East Douglas Road, Oldsmar, Florida 34677, attention: Scott Moore.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of the Forms 3, 4 and 5 filed during fiscal 2003 the registrant reasonably believes, except as described below, that each person who, at any time during the current fiscal year, was a director, officer, beneficial ownership of more than 10% of our common stock filed the appropriate form on a timely basis with respect to changes in such owner's beneficial ownership of our common stock. Mr. Dickson, our Chairman, was delinquent in filing Form 4s related to the acquisition of 7,954 common shares which occurred on or about September 2002. Eric Seidel, Reed Mattingly, Scott Moore and Dave Mattingly delinquent in the filing of their form 4s relating to the Company granting stock options on March 10, 2004. Christopher Korge was delinquent on his Form 4 filing relating to the investment and conversion of his debenture into units in April and June 2004.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table shows the compensation paid or accrued by us for the fiscal years ended July 31, 2004, 2003, and 2002 to or for the account of our Officers that exceed $100,000.

                                                                                         Long-Term Compensation
                                    Annual Compensation                         Awards                    Payouts
----------------------------- ---------- ------------ ---------- --------------- ------------ -------------- ---------- ------------
                                                                                                             Long-Term
                                                                     Other       Restricted    Securities    Incentive      All
                               Fiscal                                Annual         Stock      Underlying      Plan        Other
Name of Individual &            Year       Salary       Bonus     Compensation     Awards     Options/SARs    Payouts   Compensation
Principal Position                                                    (1)
----------------------------- ---------- ------------ ---------- --------------- ------------ -------------- ---------- ------------
----------------------------- ---------- ------------ ---------- --------------- ------------ -------------- ---------- ------------

Eric Seidel                     2002      $249,398     $37,500      $76,311          -0-          182,870       -0-         -0-
President and                   2003      $242,402     $37,500        -0-            -0-          165,000       -0-         -0-
Chief Executive Officer         2004      $198,859     $19,752        -0-            -0-        1,075,000       -0-         -0-

Reed Mattingly                  2002      $115,932       -0-          -0-            -0-         100,463        -0-         -0-
Executive Vice President        2003      $104,931       -0-          -0-            -0-          30,000        -0-         -0-
                                2004      $121,320     $1,500         -0-            -0-         200,000        -0-         -0-

Scott Moore                     2002      $130,726       -0-          -0-            -0-         106,250        -0-         -0-
Chief Financial Officer         2003      $131,424       -0-          -0-            -0-         80,000         -0-         -0-
                                2004      $134,221     $1,500         -0-            -0-         150,000        -0-         -0-

Dave Mattingly                  2002      $100,303       -0-          -0-            -0-         66,204         -0-         -0-
Chief Information Officer       2003      $100,185       -0-          -0-            -0-         30,000         -0-         -0-
                                2004      $108,808     $1,500         -0-            -0-         150,000        -0-         -0-

Randy Wright (2)                2002      $123,718       -0-          -0-            -0-         102,778        -0-         -0-
Chief Development Officer       2003       $95,556       -0-          -0-            -0-         30,000         -0-         -0-
                                2004         -0-         -0-          -0-            -0-           -0-          -0-         -0-

Gaver Powers (3)                2001      $100,946       -0-          -0-            -0-         99,306         -0-         -0-
Chief Information Officer       2002       $45,311       -0-          -0-            -0-           -0-          -0-         -0-
                                2003         -0-         -0-          -0-            -0-           -0-          -0-         -0-

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

Option/SAR Grants in Last Fiscal Year

 ----------------------- ----------------- ------------------- ----------------- --------------------- ---------------------
                                            Percent of Total
                            Number of         Options/SARs
                            Securities          Granted
                            Underlying       to Employees/         Exercise       Fair Market Value
                           Options/SARs        Directors           or Base            At date of            Expiration
 Name of Individual        Granted (1)       In Fiscal Year         Price               Grant                  Date
 ----------------------- ----------------- ------------------- ----------------- --------------------- ---------------------
 ----------------------- ----------------- ------------------- ----------------- --------------------- ---------------------
 Eric Seidel                  25,000              1.0%              $0.32               $0.32                9/25/08
                              25,000              1.0%              $0.35               $0.35                11/01/08
                              25,000              1.0%              $0.32               $0.32                11/15/08
                           1,000,000             39.4%              $0.01               $0.41                3/10/14

 Reed Mattingly              200,000              5.9%              $0.01               $0.41                3/10/14

 Scott Moore                 150,000              3.3%              $0.15               $0.41                3/10/14

 Dave Mattingly              150,000              3.3%              $0.15               $0.15                3/10/14
 ----------------------- ----------------- ------------------- ----------------- --------------------- ---------------------

(1) Except as described in the description of Mr. Seidel's employment contract below, each option granted has a term of 10 years, and vests upon issuance.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table provides information with respect to the named officer concerning exercised and unexercised options in fiscal year ended July 31, 2004.

------------------------- --------------- ------------------ ------------------------------- -------------------------
                                                                  Number of Securities         Value of Unexercised
                                                                 Underlying Unexercised            In-The-Money
                              Shares                                  Options/SARs                 Options/SARs
Name of                    Acquired on          Value            at Fiscal Year End (#)       at Fiscal Year End($)
Individual                 Exercise (#)     Realized (1)       Exercisable/Unexercisable     Exercisable/Unexercisable
                                                                                                       (2)
------------------------- --------------- ------------------ ------------------------------- -------------------------
------------------------- --------------- ------------------ ------------------------------- -------------------------
Eric Seidel                    -0-               -0-               1,088,333/101,667             $384,067/$17,133
Reed Mattingly                 -0-               -0-                210,000 / 20,000              $76,300/$4,600
Scott Moore                    -0-               -0-                176,667 /53,333              $61,967/$12,933
Dave Mattingly                 -0-               -0-                160,000 /20,000               $57,800/$4,600
------------------------- --------------- ------------------ ------------------------------- -------------------------

(1) Value Realized represents the market value of the underlying securities on the exercise date minus the exercise price of such options.

(2) Value Realized represents the market value of the underlying securities on 7/31/04 minus the exercise price of such options.

Employment Contracts and Other Arrangements

     Eric Seidel, President and Chief Executive Officer. On March 27, 2003, the Board of Directors approved an Amended and Restated Employment Agreement with Mr. Seidel. Mr. Seidel agreed to a salary reduction from his last contract in order to assist the Company in meeting its financial goals. His previous agreement specified a salary of $250,000. His new two (2) year agreement specifies an annual base salary of $185,000, effective February 1, 2003 through December 31, 2003. From January 1, 2004 through February 1, 2005, his minimum annual base salary will be $200,000. Mr. Seidel receives bonuses equal to 3% of the Company's earnings before interest, taxes, depreciation and amortization as defined by generally accepted accounting principles (GAAP). Mr. Seidel may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Each month that the Company is profitable on a GAAP basis, He also has the right to receive options to purchase 25,000 shares of our common stock, with a term of five years at a strike price equal to the stock's fair market value at the date of granting. These options vest over the remaining life of his contract. He continues his entitlement to reimbursement of ordinary, necessary and reasonable business expenses incurred in connection with his services. He continues his right to participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverage and other benefits afforded our employees. He is entitled to a $750 per month automobile allowance and $1,000 of personal allowances. He is entitled to 299% of his current base salary if he loses his position, unless he is terminated for cause. This contract supercedes the change of control agreement dated April 9, 2001. Mr. Seidel took a 15% pay cut starting April 19, 2004 until the Company shows a monthly profit of at least $50,000.

     Reed Mattingly, Executive Vice President - Sales. We entered into an employment agreement with Reed Mattingly. Mr. Mattingly is currently our Executive Vice President in charge of Sales. This agreement was effective May 1, 2003, and has a term of two (2) years. Under this agreement, Mr. Mattingly is entitled to an annual base salary of $110,000 through April 30, 2004, and then $115,500 through April 30, 2005. Mr. Mattingly is entitled to bonus compensation as determined by the Company. Mr. Mattingly may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Mr. Mattingly is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to a $700 per month automobile allowance. If we elect not to renew this agreement, then he is entitled to six (6) months severance pay at his then current base salary. During the term of his agreement and for a period of two (2) years after termination of his agreement, Mr. Mattingly is subject to a non-competition and restrictive covenant with us. This agreement supercedes the "Change of Control Agreement" dated April 9, 2001. Mr. Mattingly took a 15% pay cut starting April 19, 2004 until the Company shows a monthly profit of at least $50,000.

     M. Scott Moore, Chief Financial Officer. In March 2003, we entered into an employment agreement with M. Scott Moore, our Chief Financial Officer. This agreement has a term of two (2) years, and commences on May 1, 2003. Under this agreement, Mr. Moore is entitled to an annual base salary of $135,000 through April 30, 2004, and $144,445 through April 30, 2005. Mr. Moore is entitled to bonus compensation as determined by the Company. Mr. Moore may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Mr. Moore is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to an automobile allowance of $400 per month during the term of his agreement. Mr. Moore was issued options to purchase 50,000 shares of our Common Stock at $0.13 per share, which was the fair market value of the closing price of our shares as of the date of his agreement. These options vest in 1/3 installments over each year of employment. These options have a maximum exercise period of 5 years. All his options vest if the contract is not renewed or there is a change in control of the Company. If we elect not to renew this agreement, then he is entitled to nine (9) months severance pay at his then current base salary. Mr. Moore has agreed not to compete with us during the term of this agreement and for a period of two (2) years after termination of this agreement. This agreement supercedes the "Change of Control Agreement" dated April 9, 2001. Mr. Moore took a 15% pay cut starting April 19, 2004 until the Company shows a monthly profit of at least $50,000

     David Mattingly, Chief Information Officer. We entered into an employment agreement with David Mattingly. Mr. Mattingly is currently our Chief Information Officer. This agreement was effective May 1, 2003, and has a term of two (2) years. Under this agreement, Mr. Mattingly is entitled to an annual base salary of $105,000 through April 30, 2004, and then $110,250 through April 30, 2005. Mr. Mattingly is entitled to bonus compensation as determined by the Company. Mr. Mattingly may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Mr. Mattingly is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. He is entitled to a $400 per month automobile allowance. If we elect not to renew this agreement, then he is entitled to six (6) months severance pay at his then current base salary. During the term of his agreement and for a period of two
(2) years after termination of his agreement, Mr. Mattingly is subject to a non-competition and restrictive covenant with us. This agreement supercedes the "Change of Control Agreement" dated April 9, 2001. Mr. Mattingly took a 15% pay cut starting April 19, 2004 until the Company shows a monthly profit of at least $50,000

     Stacey Adams, Senior Vice President - Operations. We entered into an employment agreement with Stacey Adams. Ms. Adams is currently our Senior Vice President in charge of operations. This agreement was effective May 1, 2003, and has a term of two (2) years. Under this agreement, Ms. Adams is entitled to an annual base salary of $75,000 through April 30, 2004, and then $78,750 through April 30, 2005. Ms. Adams is entitled to bonus compensation as determined by the Company. Ms. Adams may elect to receive part or her entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Ms. Adams is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with her services. She may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverages and other benefits afforded our employees. She is entitled to a $400 per month automobile allowance. If we elect not to renew this agreement, then she is entitled to six (6) months severance pay at her then current base salary. During the term of her agreement and for a period of two
(2) years after termination of her agreement, Ms. Adams is subject to a non-competition and restrictive covenant with us. This agreement supercedes the "Change of Control Agreement" dated April 9, 2001. Ms. Adams took a 15% pay cut starting April 19, 2004 until the Company shows a monthly profit of at least $50,000.

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

     General Compensation Philosophy. Our compensation programs are designed to directly align compensation with individual performance and stockholder value. These programs enable us to attract, retain and reward executives and employees needed to accomplish our goals. The committee believes that executive pay should be linked to our overall performance. Therefore, we provide an executive compensation program, which includes base pay, long-term incentive opportunities through the use of stock options, shares and, in some cases, cash bonuses.

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

     Compensation for the Chief Executive Officer. Mr. Seidel's base salary for the year 2004 was determined by the employment agreement previously signed on February 1, 2003 with Mr. Seidel. The Compensation Committee believes that the employment agreement terms are in a manner consistent with the factors described above for all executive officers.

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

     During the fiscal year ended July 31, 2004 we issued 367,500 options to employees in accordance with the 1998 Plan. During that same time period the Company issued 367,500 options to employees in accordance with the 1998 Plan. The Board members were issued 75,000 options in accordance with the Board compensation plan and 75,000 options were issued to the President and CEO in accordance with his compensation agreement. In addition 2,020,000 options with an exercise price of $0.01 were granted to employees as a performance bonus in executing the contract with ADP claims services and 72,767 options with an exercise price of $0.01 were issued to middle management personnel as alternative compensation when salary cuts were announced. All of these options are subject to vesting and are exercised at the current market price of our stock as of the date of issuance except the penny options, which vested upon issuance below the market value of the stock.

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

         As of September 30, 2004, we have issued, or reserved for issuance, 19,797,079 shares of our Common Stock relating to outstanding options and warrants which are categorized as follows:

Options issued to Directors                              1,395,000 (1)

Options issued to Chief Executive Officer                1,597,500 (2)

Options issued in connection with acquisition of PEC       130,000 (3)

Options issued to Employees                              3,614,937 (4)

Options issued to Consultants                               56,429 (5)

Options Outstanding prior to eAutoclaims merger              4,000

Warrants relating to debentures                          1,150,000 (6)

Warrants relating to private placement                   9,224,428 (7)

Purchaser's Warrants                                       780,000 (8)

Agent's Warrants                                           264,385 (9)

Placement Agent warrants                                 1,580,400 (10)
                                                        ----------

                           Total                        19,797,079
                                                        ==========

     (1) The options issued to our directors have strike prices ranging from $0.01 to $2.00 and are exercisable through April 9, 2011. See "Directors and Executive Officers-Directors Compensation".

     (2) Mr. Seidel currently owns the following options with the following terms:

                                    Strike                 #
                    # of Options    Price            Vested   Expiration Date

                    32,500          $2.00              32,500     04/24/05
                   100,000           $1.22            100,000      12/04/05
                    40,000          $1.01              40,000     01/10/06
                    40,000          $2.00              40,000     02/02/06
                    20,000          $1.26              20,000     03/02/06
                    50,000          $0.69              50,000     09/18/06
                    75,000          $0.55              75,000     03/27/07
                    40,000          $0.15              13,333     12/21/07
                    50,000          $0.10              25,000     04/07/08
                    25,000          $0.21              12,500     05/16/08
                    25,000          $0.39              12,500     06/15/08
                    25,000          $0.52              12,500     07/25/08
                    50,000          $0.32              25,000     08/29/08
                    25,000          $0.35              12,500     11/01/08
                 1,000,000          $0.01           1,000,000     03/10/14
                 ---------                         ---------
                 1,597,500                          1,470,833
                 =========                         ==========

     During fiscal year ended July 31, 2004, Mr. Seidel exercised 691,504 options at a strike price of $.01. See "Executive Compensation" and "Directors and Executive Officers - Employment Contracts and Other Matters".

     (3) 65,000 options immediately exercisable at $2.00 per share were issued to each of Randall K. Wright and Reed Mattingly. See "Executive Compensation - Employment Contracts and Other Matters".

     (4) Represents options issued to our employees at exercise prices ranging from $0.01 to $3.38. 2,767,764 shares of these options are currently exercisable. The remaining options vest over a three-year term.

     (5) 21,429 options were given to a public relations consultant with an exercise price of $0.49 per share. The other 35,000 options were given to a sales consultant with an exercise price of $0.01 per share and a term of ten years.

     (6) Represents warrants issued to the agents of the debenture investors, exercisable at a price range of $0.35 to $0.63 per share, with a term of 10 years.

     (7) Represents warrants issued to purchasers of commons stock with an exercise price of between $0.35 and $0.75 per share, with a term of between 3 and 5 years.

     (8) Represents warrants issued to the purchasers of our Series A Preferred Stock. Of these warrants, 150,000 are exercisable at $3.00; 465,000 are exercisable at $0.70; 90,000 exercisable at $3.33; and 75,000 are exercisable at $2.60. See "Market for Common Equity and Related Stockholder Matters - Preferred Stock and Related Warrants".

     (9) Represents warrants issued to Thomson Kernaghan and Greenfield Investments, as Agents, exercisable at $4.50, except for 76,220 warrants, which are exercisable at $0.70. See "Market for Common Equity and Related Stockholder Matters - Preferred Stock and Related Warrants".

     (10) Represent 790,200 placement agent warrants to purchase a unit for $0.28. Each unit consists of one share of stock and one warrant to purchase another share of stock at $0.35.

     The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of September 30, 2004.

                                                                                            (c)
                                                                                    Number of Securities
                               Number of Securities          (b)                  Remaining Available for
                                To be Issued Upon       Weighted Average           Future Issuance Under
                                    Exercised of        Exercise Price of        Equity Compensation Plan
                               Outstanding Options,     Outstanding Options,      (Excluding Securities
       Plan Category           Warrants, and Rights     Warrants, and Rights     Reflected in Column (a))
       -------------           ---------------------    --------------------     ------------------------

   Equity Compensation Plans
      Approved by
      Stockholders                  2,626,850                   $0.83                  2,642,845 (4)

   Equity Compensation Plans
      Not Approved by
      Stockholders (1) (2) (3)      7,132,016                   $0.11                       N/A
                                    ---------

                  Total             9,758,866                   $0.30
                                    =========

   -----------------------------------------------------------------------------------------------------


(1) Includes options issued to our Chairman of the Board at $.01, and options issued to employees.

(2) Includes 3,000,000 shares that may be issued in connection with a change of control,

(3) Exclude 13,003,212 warrants issued to investors in connection with capital raising transactions not approved by our stockholders.

(4) Based on a Board of Directors imposed limit of 15%, not the 20% shown in the approved plan.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

     The following table contains information with respect to the beneficial ownership of our Common Stock as of April 30, 2004, by:

o each person who we know beneficially owns more than 5% of our Common Stock;
o each of our directors and each individual who serve as our named executive officers individually; and
o all of our directors and executive officers as a group.

Name and Address of                   Amount and Nature of
Beneficial Owner (1)                   Beneficial Ownership    Percentage(2)(16)
--------------------                  ---------------------    -----------------

Eric Seidel (3)                              2,255,925               6.12%
Reed Mattingly (5)                             538,497               1,51%
Scott Moore (4)                                489,750               1.37%
Dave Mattingly (6)                             274,537               0.77%
Stacey Adams (7)                               225,802               0.63%
Jeffrey D. Dickson (8)                       1,003,550               2.76%
Nicholas D. Trbovich, Jr. (9)                  406,294               1.14%
Christopher Korge (10)                       3,784,831             10.12.%
Canadian Advantage Limited Partnership       2,991,504               8.46%
(11)                                         1,137,330               3.22%
Advantage (Bermuda) Fund, Ltd. (12)          5,192,858              13.68%
Kinderhook Partners, LP (13)                 1,315,680               6.65%
Entrade, Inc. (14)

Directors and officers                       8,979,186              21.75%
as a group (8 persons) (15)

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless otherwise noted, each such person is deemed to be the beneficial owner of shares of Common Stock held by such person on September 30, 2004, and any shares of Common Stock which such person has the right to acquire pursuant to securities exercisable or exchangeable for, or convertible into, Common Stock, within 60 days from such date. The address of each beneficial owner is in care of the Company, 110 East Douglas Rd, Oldsmar, Florida 34677.

(2) Based on 35,364,635 shares of Common Stock outstanding at the close of business on September 30, 2004. Excludes: (i) 10,283,417 shares currently issuable pursuant to outstanding options issued under Stock Option Plan; (ii ) shares issuable upon exercise of other outstanding warrants; and (iii) shares of our Common Stock issuable upon conversion of our Series A Preferred Stock and outstanding convertible notes. . This amount excludes shares of our Common Stock underlying the conversion rights of our Series A Preferred Stock and excludes 7,054,352 shares reserved for outstanding options and warrants. 1,000,000 warrants issued to Mr. Korge were included (see note 10 below).

(3) 400,000 shares of our Common Stock were issued to Mr. Seidel as founder shares. He acquired 12,341 in open market purchases and exercised 777,504 of options granted to him by the company. He subsequently gave up 104,753 in a divorce and sold another 300,000 shares. This amount also includes vested options to acquire 1,000,000 Common Shares at an exercise price of $.01 and options to acquire 470,833 Common Shares at exercise prices between $0.10 and $2.00. This amount excludes options, which are not vested over the next 60 days, to acquire 126,667 Common Shares at an exercise price of between $0.10 to $0.52 , which vest through February 1, 2005. See "Executive Compensation - Employment Contracts and Other Matters".

(4) Mr. Reed Mattingly's ownership consists of (i) 64,000 of our common shares issued to him in connection with the Premier Express Claims, Inc. merger,
    (ii) the issuance of 125,701 shares in satisfaction of a promissory note plus interest related to the Premier Express Claims, Inc. merger, (iii) the exercise of options to acquire 65,463 shares at an exercise price of $0.01
    (iv) The sale of 100,000 shares, (v) options to acquire 200,000 common shares at an exercise price of $.01 and (vi) options to acquire up to 183,333 shares at exercise prices between $0.15 to $2.00. This amount excludes unvested options to acquire up to 36,667 common shares at exercise prices of $0.15 to $0.69, which vest through December 21, 2005. See "Executive Compensation".

(5) Mr. Moore's ownership represents (i) 1,500 common shares acquired in open market purchase, (ii) 81,250 common shares acquired through exercising options at $.01 per share, and (iii) options to acquire 150,000 common shares at an exercise price of $.01, and (iv) vested options to acquire up to 257,000 common shares at an exercise price between $0.13 and $2.69. This amount excludes unvested options for 70,000 common shares at exercise prices between $0.13 and $0.55, which vest through April 25, 2006. See "Executive Compensation - Employment Contracts and Other Matters".

(6) Mr. Dave Mattingly's ownership consists of (i) 25,000 of our common shares issued to him when he exercised his options at $.01 per share, (ii) 1,500 shares that he purchased on the open market, (iii) the exercise of options to acquire 16,204 shares at an exercise price of $.01 (iv) The sale of 26,500 shares (v) options to acquire 150,000 common shares at an exercise price of $.01, (iv) options to acquire up to 108,333 shares at exercise prices between $0.15 and $3.38. This amount excludes unvested options to acquire up to 36,667 common shares at exercise prices of $0.15 to $0.55, which vest through December 21, 2005. See "Executive Compensation".

(7) Ms. Adams' ownership consists of (i) 5,000 of our common shares issued to her when she exercised her options at $.01 per share, (ii) options to acquire 160,802 common shares at an exercise price of $.01, (iii) options to acquire up to 60,000 shares at exercise prices between $0.15 and $3.00. This amount excludes unvested options to acquire up to 25,000 common shares at exercise prices of $0.15 to $0.55, which vest through December 21, 2005. See "Executive Compensation".

(8) Includes 10,000 shares of our Common Stock issued to Mr. Dickson as founder shares and 18,550 shares acquired in the open market. Also includes options to acquire up to 900,000 shares of our Common Stock at $0.01 and 75,000 shares at a price between $0.90 and $2.00. See Directors and Executive Officers - Director Compensation".

(9) Mr. Trbovich, Jr.'s ownership consists of (i) 234,214 shares issued to him for his service on the board, (ii) 2,080 shares that he purchased on the open market, (iii) 10,000 shares owned by Mr. Trbovich's wife, of which he disclaims beneficial ownership, and (iv) options to acquire up to 160,000 shares at exercise prices between $0.13 and $1.91. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.32 to $0.38, which vest through April 30, 2005. See Directors and Executive Officers - Director Compensation".

(10) Mr. Korge's ownership consists of (i) 488,090 common shares relating to the conversion of $300,000 of our convertible debentures, which matured on September 30, 2001 at a conversion price of $0.63, (ii) 228,500 shares issued to him for his service on the board, (iii) 15,000 shares that he purchased on the open market, (iv) 107,527 shares purchased from the Company in August 2003, (v) warrants to acquire up to 1,000,000 shares of our Common Stock at a conversion price of $0.35 in connection with the issuance of our convertible debentures in 2001, (vi) warrants to acquire up to 892,857 shares of our Common Stock at a conversion price of $0.35 in connection with the issuance of our convertible debentures in 2004 (vii) 892,857 shares assume to have been converted as a result of the convertible debentures purchased on 4/23/04, and (viii) options to acquire 160,000 shares at exercise prices between $0.13 and $1.91 for services as a director. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.13 to $0.38, which vest through April 30, 2005. See Directors and Executive Officers - Director Compensation".

(11) Represents shares received upon the conversion of preferred shares in March 2002 as reported on a Schedule 13D on or about March 26, 2002. John Pennington has investment decision-making authority for this entity. Excludes warrants to acquire up to 403,165 shares of our Common Stock issued as Purchaser and Agent Warrants in connection with the issuance of our Series A. Preferred Stock.

(12) Represents shares received upon the conversion of preferred shares in March 2002 as reported on a Schedule 13D on or about March 26, 2002. John Pennington has investment decision-making authority for this entity. Excludes warrants to acquire up to 503,165 shares of our Common Stock issued as Purchaser and Agent Warrants in connection with the issuance of our Series A Preferred Stock.

(13) Represents 2,596,429 shares and 2,596,429 warrants purchased in a private placement in the spring of 2004. Warrants have a three year term and a strike price of $0.35.

(14) Represents shares acquired privately in December 2001 as reported on a
    Schedule 13G filed on or about December 13, 2001.

(15) Includes outstanding options and warrants to acquire up to 6,983,968 shares of our Common Stock issued to our officers and directors, which are currently exercisable.

(16) Excludes warrants to acquire 541,220 shares of our Common Stock issuable as Purchaser and Agent Warrants and excludes shares of our Common Stock currently held or relating to the conversion of our Series A Preferred Stock owned by Governor's Road, LLC. David Sims as the director of Navigator Management, which is the general partner of this fund, is the natural person who controls and has investment making decision authority over our securities owned by Governors Road, LLC and its affiliates. Mr. Sims disclaims beneficial ownership of all of these shares. Each of these entities has entered into an agreement which provides that such entity will not acquire any additional shares of our Common Stock in the open market or, convert our Series A Preferred Stock into the Common Stock or exercise warrants if the effect of such a purchase, exercise or conversion would be to increase such entity's equity ownership position above 4.9%. Accordingly, because it is not anticipated that any of these entities will acquire beneficial ownership within the next 60 days of shares of our Common Stock underlying warrants or conversion privileges of our Series A Preferred Stock such amounts are excluded from the above tables.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     In consideration for these consulting services Mr. Dickson is entitled to an annual consulting fee of $121,000, payable every two (2) weeks. In addition, Mr. Dickson was entitled to a non-interest bearing $126,500 line of credit that was originally established in fiscal year 2000. No borrowings were made subsequent to September 2002 or will be made in the future under this line of credit. As of July 31, 2004, $42,431 is still outstanding under this arrangement, after $36,000 of service credits as described below. Mr. Dickson is spending a substantial amount of his time dealing with administrative matters, investor relations and public relations. This frees up Mr. Seidel's time to focus on sales and marketing. The Company and Mr. Dickson have agreed that $3,000 per month of his consulting fee will be withheld by the Company and used to reduce the outstanding balance under the line of credit. .

     We have entered into employment agreements with all of our senior management. For description of these employment agreements and related rights to our stock options, see "Executive Compensation - Employment Contracts and Other Arrangements."

     In fiscal year ended 2004, 2003 and 2002, we issued 228,498, 412,521 and 234,277 shares, respectively, of our Common Stock to Michael T. Cronin, Esq., who is a partner in the law firm which serves as our corporate and securities counsel, in consideration for $80,584, $118,525 and $105,040 of his services charged. All other charges incurred by us for other employees of his firm are paid in cash. As of July 31, 2004, all these common shares have been earned.

     In connection with the issuance of shares of our Common Stock in August 2003, Christopher Korge, one of our directors acquired 107,527 shares at a fixed price of $.279 per share. In addition, the brother-in-law of Mr. Seidel, our CEO, acquired 35,842 shares at a fixed price of $.279.

     On April 23, 2004 the Company received $250,000 from Mr. Korge in exchange for 8% convertible debentures due and payable on October 14, 2004 unless converted. The debentures were convertible into common stock at $0.28 per share. The Company also issued 892,857 three-year warrants with a strike price of $0.35 per share. The Company also adjusted the strike price on 1,000,000 warrants that the investor owned prior to this investment from $0.63 to $0.35 per share. The Company agreed to register the shares underlying the warrants and the convertible debenture. The investor also has anti-dilution rights on the warrants and conversion price of the debentures, in case other securities are issued with a lower sales price or strike price per share prior to the maturity date of the debentures. On June 24, 2004, Mr. Korge elected to exchange the convertible debentures and the 892,857 warrants received from his investment for 892,857 units. Each unit consists of one share of stock and one warrant, with a three-year term and a strike price of $0.35 per share.


ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND EXPENSES

Compensation of Auditors

     Audit Fees. Goldstein Golub Kessler LLP billed the Company an aggregate of $92,395 in fees and expenses for professional services rendered in connection with the audit of the Company's financial statements for the fiscal year ended July 31, 2003 and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-Q during the fiscal year ended July 31, 2004.

     Financial Information Systems Design and Implementation Fees. Goldstein Golub Kessler LLP did not provide the Company any professional services for financial information systems design or implementation for the fiscal year ended July 31, 2004.

     All Other Fees. Goldstein Golub Kessler LLP billed the Company an aggregate of $25,624 in fees and expenses during the year ended July 31, 2004, primarily for the following professional services:

  Audit related services                                     $ 25,624  (1)
  Taxes                                                      $  2,500

(1) Audit related services include the review of Form S-1 related to the Company's registration statement and related offerings and accounting advice.

ITEM 15. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are amended/restated in their entirety to reflect our merger with eAutoclaims.

Exh
No.    Description
1.1    [Reserved]
1.2    [Reserved]
3.1 Articles of Incorporation of Samuel Hamann Graphix, Inc. (Nevada) as amended (1)
3.2 Articles of Merger between Samuel Hamann Graphix, Inc. (Nevada) and Samuel Hamann Graphix, Inc. (California) (1)
3.3    By-laws of Transformation Processing Inc. (Nevada).(1)
3.4    Articles of Merger between of TPI (Ontario) and TPI (Nevada) (1)
3.5 Agreement and Plan of Merger by and between Transformation Processing, Inc. and eAutoclaims.com, Inc., dated April 26, 2000 (3)
3.6 Articles of Merger of eAutoclaims.com, Inc., a Delaware corporation with and into Transformation Processing, Inc., a Nevada corporation (5)
3.7 Agreement and Plan of Merger by and among eAutoclaims.com, Inc., a Nevada corporation, eAutoclaims.com Acquisition, a South Carolina corporation, Premier Express Claims, Inc., a South Carolina corporation, and its stockholders, dated June 8, 2000 (2)
3.8 First Amendment to Agreement and Plan of Merger with Premier Claims, Inc. dated June 27, 2000 (2)
3.9 Articles of Merger or Share Exchange between Premier Express, Inc., as the surviving corporation and eAutoclaims.com Acquisition Corporation, filed July 20, 2000 with the Secretary of State of South Carolina (5)
3.10 Promissory Note dated June 27, 2000 between eAutoclaims.com, Inc. and Randal K. Wright and S.Reed Mattingly (2)
3.11   Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc.
       and Randal K. Wright (2)
3.12   Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc. and
       S. Reed Mattingly. (2)
3.13 Articles of Amendment to Articles of Incorporation increasing number of authorized shares from 50 million to 100 million and name modification.*
4.1    Specimen of Common Stock Certificate (1)
4.2    [Reserved]
4.3    [Reserved]
4.4    The Registrants 1998 Stock Option Plan (4)
4.5    [Reserved]
4.6    Form of Stock Option Agreement to Employees(6)
4.7    Form of Directors Stock Option Agreement(6)
4.8    Form of Non-Qualified Stock Option Agreement(6)
5.1    [Reserved]
10.1 Employment Agreement between eAutoclaims.com, Inc. and Eric Seidel dated February 1, 2000 (5)(8)
10.2 Employment Agreement between eAutoclaims.com, Inc. and Randal K. Wright dated July 1, 2000 (2)(9)
10.3 Employment Agreement between eAutoclaims.com, Inc. and S. Reed Mattingly dated July 1, 2000 (2)(8)
10.4 Employment Agreement between eAutoclaims.com, Inc. and M. Scott Moore dated August 14, 2000 (5)(9)
10.5 Employment Agreement between eAutoclaims.com, Inc. and Gaver Powers dated April 13, 2000 (5)
10.6 Consulting Agreement between eAutoclaims.com, Inc. and Jeffrey D. Dickson dated December 1, 1999 (5)
10.7 Consulting Agreement between eAutoclaims.com, Inc. and Liviakis Financial Communications, Inc.
       dated February 1, 2000 (5)(9)
10.8 Amendment No. 1 to Consulting Agreement between eAutoclaims.com, Inc. and Liviakis Financial Communications, Inc. dated September 18, 2000
      (5)(9)
10.9 Lease Agreement between eAutoclaims.com, Inc. and KWPH, Inc., dated October 17, 2000 (5)(9)
10.10 Service Agreement between eAutoclaims.com, Inc. and WE Securities, Inc. dated August 8, 2000 (5)(9)
10.11 Business Consulting Agreement between eAutoclaims.com, Inc. and TTG LLC dated September 8, 2000 (5)(9)
10.12  Commercial  lease dated October 12, 1998 between  Premier Express
       Claims,  Inc. and Stephenson Park Associates Limited (5)(9)
10.13  [Reserved]
10.14 Certificate of Full Performance of Proposal - Form 46 filed by BDO Dunwoody Limited - Trustee dated May 8, 2000 (5)

10.15 Order of the Superior Court of Justice in the Matter of the Proposal of Transformation Processing, Inc. dated November 25, 1999 (5)
10.16 Proposal of Transformation Processing, Inc. - Court File No. 32-107046 filed in the Superior Court of Justice dated October 14, 1999. (5)
10.17 Share Exchange Agreement between Transformation Processing, Inc. and certain of its securities holders dated April 30, 2000 (5)
10.18  [Reserved]
10.19 Securities Purchase Agreement effective June 27, 2000 between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (5)
10.20 Certificate of Rights, Designations, Preferences and Limitations of Series A Convertible Preferred Stock (5)
10.21 Security Agreement between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (5)
10.22  Form of Purchasers Warrant (5)
10.23  Form of Agents Warrant (5)
10.24  Registration Rights Agreement (5)
10.25 eAutoclaims.com, Inc. Agreement with Certain Securities Holders effective May 31, 2000 (5)
10.26  eAutoclaims.com, Inc. Agreement with Sovereign Partners, Ltd.
       effective May 31, 2000 (5)
10.27  eAutoclaims.com, Inc. Agreement with Dominium Capital Fund (5)
10.28 Form of Master Modification Agreement with Certain Security Holders dated January 12, 2001(6)
10.29  Restated master Modification Agreement dated May 2001
10.30 Modification agreement dated November 2001 superceding the original Modification Agreement dated January 12, 2001 and the Restated Modification Agreement dated May 2001
10.31  Form of Bricks to Clicks Service and License Agreement (6)
10.32  Form of Collision Repair Facility Agreement and Procedures (6)
10.33  Form of Change of Control and Termination Agreement (6)
10.34  Form of Officers/Directors Indemnification Agreement (6)
10.35 Bricks to Clicks Service and Licensing Agreement with Inspire Claims Management, Inc., dated November 1, 2000(6)(9)
10.36  Lease Agreement for 110 East Douglas Road dated September 2001 (6)
10.37  Form of Employee Confidentiality Agreement (6)
10.38  Letter Agreement with Liviakis Financial Communications, Inc. (6)
10.39 Letter Agreement with Former Liviakis Financial Communications, Inc. Employees (6)
10.40 Claims Management Services and License Agreement with Royal Indemnity Company, dated April 24, 2001(6)
10.41  Amended and Restated Employment Agreement with Eric Seidel effective
       May 21, 2001 (6)(8)
10.42 Form of Amendment to Certificate of Designation, Rights and Preferences of Series A Preferred Stock effective May 21, 2002 (7)*
10.43  Agreement between Parts.com, Inc. and the Registrant effective
       May 1, 2001(6)
10.44  Form of Convertible Debenture (6)
10.45  Form of Warrants issued in connection with Convertible Debentures (6)
10.46  Form of Subscription Agreement for purchasers of Convertible
       Debentures (6)
10.47  Amended and Restated Employment Agreement with Eric Seidel, dated
       March 27, 2003*
10.48 Employment Agreement with Scott Moore, effective April 25, 2003* (8)
10.49 Employment Agreement with Reed Mattingly, effective May 1, 2003* (8)
10.50 Employment Agreement with Dave Mattingly, effective May 1, 2003* (8)
10.51 Employment Agreement with Stacy Adams, effective May 1, 2003* (8)
10.52 Agreement by and between eAutoclaims.com, Inc. and Governor's Road, LLC, effective October 23, 2003 (11)
10.53 Form of Amendment to Certificate of Rights, Designation and Preferences of Series A Preferred Stock, filed with the Nevada Secretary of State on November 20, 2003 (11)
10.54 Letter Agreement with Noble International Investments, Inc., dated
      April 22, 2004 (11)
10.55 Registration Rights Agreement relating to April/May 2004 Unit
      Offering (11)
10.56 Form of Common Stock Purchase Warrant relating to April/May 2004 Unit Offering (11)
10.57 Form of $250,000 Convertible Note and Related Matters with Christopher Korge, dated May ----, 2004 (11)
10.58 Form of Common Stock Purchase Warrant issued to Christopher Korge dated May----, 2004 (11)
10.59 Agreement with ADP Claims Solution Group, Inc. dated March 9, 2004 (11)
31 Certificates of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32 Certificate pursuant to Section 1350 pursuant to Section 906 of Sarbanes-Oxley Note of 2002.
99.1  Code of Ethics

(1) Incorporated by reference from the Registrant's Form 10-SB filed on March 12, 1998 and amended on August 31, 1998 and October 22, 1998
(2) Incorporated by reference from the Registrant's Form 8-K filed on July 25, 2000
(3) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 1999
(4) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 1998
(5) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 2000
(6) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 2001
(7) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 2002
(8) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 2003
(9) This Employment Agreement has been superseded by a new employment agreement filed herewith. See (10)
(10)     Terminated, no longer in effect
(11) Incorporated by reference from the Registrant's Form S-1 Registration Statement File No. 333-115705
*        Filed herewith

(b)      Reports on Form 8-K

Item 5/Item 9.  Regarding commitments for a private placement of $1,000,000, dated August 8, 2004.
Item 5/Item 9   Royal Sun Alliance sells a portion of business serviced by
                eAutoclaims, dated October 9, 2003.
Item 5/Item 9   Restructuring of outstanding convertible preferred stock, dated
                November 17,2003.
Item 5/Item 9   ADP Claims Services Group Joint Marketing Agreement, date
                March 10, 2004.
Item 9          Guidance on Fiscal Year 2005, dated March 18, 2004.
Item 5/Item 9   Closing of $1.6 million of Financing, dated April 23, 2004.
Item 5/Item 9   Closing of $2.5 million of financing (including the $1.6
                million), dated May 21, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Oldsmar, State of Florida, on the 9th day of November 2004.

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

                  NAME                     TITLE                DATE

/s/Eric Seidel                 President, Chief Executive    November 9, 2004
----------------------------   Officer and Director
Eric Seidel


/s/Scott Moore                 Chief Financial and           November 9, 2004
----------------------------   Accounting Officer
Scott Moore


/s/Jeffrey D. Dickson          Chairman                      November 9, 2004
----------------------------
Jeffrey D. Dickson


/s/Nicholas D. Trbovich, Jr.   Director                      November 9, 2004
----------------------------

Nicholas D. Trbovich, Jr.


/s/Christopher Korge           Director                      November 10, 2004
-----------------------------
Christopher Korge

EXHIBIT 31
                                 CERTIFICATIONS

I certify that:

1.        I reviewed this annual report on Form 10-K;

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



Date:   November 9, 2004              /s/ Eric Seidel
-------------------------------   -----------------------------------
                                     President and C.E.O.



Date:   November 9, 2004               /s/ Scott Moore
-------------------------------   -----------------------------------
                                     Chief Financial Officer

EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the annual report of eAutoclaims-, Inc. (the "Company"), on Form 10-K of the year ended July 31, 2004, we hereby certify solely for the purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        1. The annual report fully complies with the requirements of
           Section 13(a) or 15(d) of the Securities  Exchange Act of 1934; and

        2. The information contained in the annual report fairly presents, in all materials respects, the financial condition and results of operations of the Company.

Date:    November 9, 2004


                                          /s/ Eric Seidel
                                      ---------------------------------------
                        Print Name:       Eric Seidel
                        Title:            Chief Executive Officer


                                          /s/ Scott Moore
                                      ---------------------------------------
                        Print Name:       Scott Moore
                        Title:            Chief Financial Officer

                                   EAUTOCLAIMS, INC.

                                  FINANCIAL STATEMENTS

                                     JULY 31, 2004




                                                                  Page
                                                                  ----

Report of Independent Registered Public Accounting Firm           F - 2


Financial Statements:

  Balance Sheets                                                  F - 3
  Statements of Operations                                        F - 4
  Statements of Stockholders' Equity (Deficiency)                 F - 5
  Statements of Cash Flows                                        F - 6
  Notes to Financial Statements                              F-7 - F-25


Report of Independent Registered Public Accounting Firm
 on Financial Statement Schedule                                   F-26
  Schedule II - Valuation and Qualifying Accounts                  F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
eAutoclaims.com, Inc.


We have audited the accompanying balance sheets of eAutoclaims, Inc. as of July 31, 2004 and 2003 and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eAutoclaims, Inc. as of July 31, 2004 and 2003 and the results of its operation and its cash flows for each of the three years in the period ended July 31, 2004, in conformity with United States generally accepted accounting principles.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

September 24, 2004

                                                                                                           EAUTOCLAIMS, INC.

                                                                                                              BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------
                                                                                       July 31, 2004          July 31, 2003
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                                                        $ 415,549             $ 226,161
  Accounts receivable, less allowance for doubtful accounts
    of $161,000 and $242,000 respectively                                                       728,776             1,198,764
  Due from related parties                                                                       65,431               111,821
  Prepaid expenses and other current assets                                                      79,341                52,832
-----------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                 1,289,097             1,589,578

Property and Equipment, net of accumulated depreciation
   of $1,326,462 and $1,034,701 respectively                                                  1,073,409             1,033,551

Goodwill                                                                                      1,093,843             1,093,843

Other Assets                                                                                     25,800                40,540

Deferred Income Tax Asset, net of valuation
   allowance $9,002,000 and $6,315,000 respectively
-----------------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                       $ 3,482,149           $ 3,757,512
==============================================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable, advanced payments and accrued expenses                                 $ 4,378,858           $ 6,259,323
   Loan payable - stockholder                                                                    36,866               117,993
   Current portion of capital lease obligation                                                   63,888                33,925
   Convertible debenture, net of unamortized discount of $129,122                                                     170,878
-----------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                            4,479,612             6,582,119

Convertible debenture                                                                           300,000
Capital Lease Obligation                                                                        195,621                86,325
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                    4,975,233             6,668,444

Stockholders' Deficiency:
  Convertible preferred stock - $.001 par value; authorized 5,000,000 shares, issued and outstanding 200 shares and 247 shares respectively
   aggregate liquidation preference of $1,000,000 and $1,235,000 respectively                         1                     1
  Common stock - $.001 par value; authorized 100,000,000 shares, issued
   and outstanding 34,337,362 shares and 22,828,955 shares respectively                          34,338                22,829
  Additional paid-in capital                                                                 22,171,857            18,459,225
  Accumulated deficit                                                                       (23,699,280)          (21,392,987)
-----------------------------------------------------------------------------------------------------------------------------
         Stockholders' Deficiency                                                            (1,493,084)           (2,910,932)
-----------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Deficiency                                     $ 3,482,149           $ 3,757,512
==============================================================================================================================

See Notes to Financial Statements


                                                                           EAUTOCLAIMS, INC.

                                                                    STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------
Year Ended July 31                                 2004              2003            2002
--------------------------------------------------------------------------------------------
Revenue:
  Collision repairs management                 $ 22,718,284     $ 29,697,420    $ 28,485,167
  Glass repairs                                   1,239,969          894,485         995,972
  Fleet repairs management                          713,303          868,962       1,129,784
  Fees and other revenue                          2,489,126        2,600,205       1,672,440
--------------------------------------------------------------------------------------------
Total revenue                                    27,160,682       34,061,072      32,283,363

Expenses:
  Claims processing charges                      22,130,634       28,323,741      27,293,568
  Selling, general and administrative             6,417,316        6,418,911       8,114,580
  Depreciation and amortization                     515,813          490,935         530,618
  Amortization of beneficial conversion
    feature on convertible debentures and
    fair value of warrants issued in
    connection with debentures                      307,694           11,738         555,551
--------------------------------------------------------------------------------------------
Total expenses                                   29,371,457       35,245,325      36,494,317
--------------------------------------------------------------------------------------------
Net loss                                       $ (2,210,775)    $ (1,184,253)   $ (4,210,954)
============================================================================================

Adjustment to net loss to compute loss per
  common share:
    Preferred stock dividends and
     Deduction relating to Series A
     Convertible Preferred Stock                    (95,518)        (101,296)       (570,997)
--------------------------------------------------------------------------------------------
Net loss applicable to common stock            $ (2,306,293)    $ (1,285,549)   $ (4,781,951)
============================================================================================

Loss per common share - basic and
  diluted                                           $ (0.09)         $ (0.06)        $ (0.32)
============================================================================================

Weighted-average number of common
  shares outstanding-basic and diluted           26,308,434       20,209,634      14,813,549
============================================================================================

See Notes to Financial Statements


                                                                                                                  EAUTOCLAIMS, INC.

                                                                                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Additional             Stockholders'
                                                      Preferred Stock      Common Stock  Paid-in   Accumulated    Equity
Years ended July 31, 2004, 2003 and 2002              Shares  Amount    Shares   Amount   Capital     Deficit    (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2001                                520     $1    11,711,877    $11,712  $16,051,679  $(15,325,487)   $ 737,905

Issuance of common stock                                                 220,000        220       93,245                     93,465
Issuance of common stock upon exercise of options                        326,000        326        2,934                      3,260
Issuance of common stock for amounts
  due to shareholders                                                     91,667         92       43,908                     44,000
Issuance of common stock for services                                    327,184        327      160,933                    161,260
Issuance of common stock in conjunction with lease                        97,927         98       92,933                     93,031
Issuance of compensatory stock options                                                            82,509                     82,509
Issuance of common stock upon conversion
  of debentures                                                          942,855        943      649,057                    650,000
Issuance of common stock for interest on debentures                       23,028         23        9,188                      9,211
Recognition of beneficial conversion feature on
  convertible preferred stock                                                                    408,000      (408,000)       -
Accrued dividends on preferred stock                                                                          (162,997)    (162,997)
Issuance of common stock for preferred stock
  dividends                                                              441,537        441      133,051                    133,492
Issuance of common stock upon conversion of
  preferred stock                                      (252)           4,208,043      4,208       (4,208)
Net loss                                                                                                    (4,210,954)  (4,210,954)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2002                                268      1    18,390,118     18,390   17,723,229   (20,107,438)  (2,365,818)
Issuance of common stock upon exercise of
  options                                                                958,850        960        8,630                      9,590
Issuance of common stock for amounts due
  to shareholder                                                          84,034         84        9,916                     10,000
Issuance of common stock for services                                    570,437        571      156,264                    156,835
Accrued dividends on preferred stock                                                                          (101,296)    (101,296)
Issuance of common stock upon conversion
  of preferred stock                                    (21)             928,481        927         (927)                        -
Issuance of common stock for preferred
  stock dividends                                                        184,670        185       19,895                     20,080
Issuance of common stock                                               1,712,365      1,712      401,358                    403,070
Recognition of beneficial conversion feature on
  convertible debenture                                                                          140,860                    140,860
Net loss                                                                                                    (1,184,253)  (1,184,253)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2003                                247      1    22,828,955     22,829   18,459,225   (21,392,987)  (2,910,932)
Issuance of common stock for services                                    436,419        437      164,599                    165,036
Accrued dividends on preferred stock                                                                           (95,518)     (95,518)
Issuance of common stock upon
  conversion of preferred stock                         (47)           1,071,891      1,072       (1,072)                        -
Issuance of common stock for
  preferred stock dividends                                              326,800        327       71,325                     71,652
Issuance of compensatory stock options                                                           868,756                    868,756
Fair value of warrants issued in conjunction
  with convertible debenture                                                                      89,286                     89,286
Recognition of beneficial conversion feature
  on convertible debenture                                                                        89,286                     89,286
Proceeds from sale of common stock and
  warrants, net of costs                                               8,737,429      8,737    2,169,388                  2,178,125
Conversion of debt to equity                                             892,857        893      249,107                    250,000
Isssuance of common stock for interest
  on convertible debt                                                     43,011         43       11,957                     12,000
Net loss                                                                                                    (2,210,775)  (2,210,775)
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2004                               (200)    $1    34,337,362    $34,338  $22,171,857  $(23,699,280) $(1,493,084)
====================================================================================================================================

See Notes to Financial Statements                                    F-5

                                                                                                        EAUTOCLAIMS, INC.

                                                                                                 STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------
Year Ended July 31                                                       2004                    2003               2002
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                         $ (2,210,775)          $ (1,184,253)      $ (4,210,954)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                       515,813                490,935            530,618
    Loss on disposal of property and equipment                           77,430
    Write off of computer software                                                                                360,000
    Amortization of discount on debentures                              307,694                 11,738            555,551
    Common stock issued for services                                    165,036                156,835            161,260
    Common stock issued for interest                                     12,000                                     9,211
    Common stock issued for rent and option to purchase facility                                                   43,659
    Issuance of compensatory stock options                              868,756                                    82,509
    Allowance for doubtful accounts                                     (81,000)              (158,000)           340,000
    Changes in operating assets and liabilities
      Accounts receivable                                               550,988               (176,412)             4,057
      Prepaid expenses and other current assets                         (23,119)               180,681            (57,448)
      Other assets                                                       14,740                (15,610)           (19,930)
      Accounts payable and accrued expenses                          (1,904,331)               870,186          2,245,810
      Deferred software subscription revenue                                  0               (284,676)           173,006
--------------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities        (1,706,768)              (108,576)           217,349
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activity:
  Purchases of property and equipment                                  (463,725)              (418,448)          (765,980)
  Payments from related parties                                          43,000                 38,563             53,469
  Loans to related parties                                                                      (7,000)           (42,000)
--------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activity                                (420,725)              (386,885)          (754,511)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from sale of common stock                                  2,178,125                403,070             93,465
  Proceeds from exercise of stock options                                                        9,590              3,260
  Principal payments on capital lease                                   (30,117)               (28,686)
  Proceeds from issuance of convertible debentures                      250,000                300,000
  Principal payments on shareholder loans                               (81,127)                (7,007)
--------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                         2,316,881                676,967             96,725
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                         189,388               181,506           (440,437)
Cash at beginning of year                                               226,161                 44,655            485,092
--------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                   $ 415,549              $ 226,161           $ 44,655
==========================================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                               $ 56,855               $ 45,324           $ 34,801
==========================================================================================================================
Supplemental disclosure of noncash investing and financing
 activities:
  Gross proceeds from sale of equity                                $ 2,436,240
     Less costs paid to raise equity                                $  (258,115)
                                                                    -----------
  Net proceeds from sale of equity                                  $ 2,178,125
==========================================================================================================================
  Fair value of warrants issued in conjunction with convertible
   debenture                                                           $ 89,286
==========================================================================================================================
  Recognition of beneficial conversion feature on convertible
   debenture                                                           $ 89,286
==========================================================================================================================
  Conversion of debentures to common stock                            $ 250,000                                 $ 650,000
==========================================================================================================================
  Issuance of common stock for amount due to shareholders                                     $ 10,000           $ 44,000
==========================================================================================================================
  Issuance of stock for payment of rent                                                                          $ 49,373
==========================================================================================================================
  Issuance of stock for preferred stock dividends                      $ 71,652               $ 20,080          $ 133,492
==========================================================================================================================
  Accrued dividends on preferred stock                                 $ 95,518              $ 101,296
==========================================================================================================================
  Equipment acquired by capital lease                                 $ 169,376              $ 106,899
==========================================================================================================================

See Notes to Financial Statements                  F-6

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

1.  THE BUSINESS AND BASIS OF PRESENTATION

    eAutoclaims.com, Inc. changed its name to eAutoclaims, Inc. (the "Company") as of July 29, 2004. The Company is a Nevada corporation which provides Internet based vehicle collision claims services for insurance companies, Managing General Agents (MGA) and third party claims administrators (TPA) and self-insured automobile fleet management companies. The Company accepts assignment of claims from customers, and provides vehicle repairs through a network of repair shops. The Company also handles estimate, audit and claims administration services for claims for which the Company does not perform the repair.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    As shown in the financial statements, the Company has suffered recurring losses from operations, has a stockholders' deficiency and a working capital deficiency. The Company has been able to raise additional funds from debt and equity offerings and management believes it can continue to do so in the future. During the year ending July 31, 2004, the Company entered into new agreements and alliances, which should provide the Company with increased revenue. In addition, the Company has secured a noncancellable line of equity from a shareholder in the amount of $2,000,000.

    The accompanying financial statements include the accounts of the Company and SalvageConnection.com, Inc. ("Salvage), which was merged into the Company in January 2004. All intra-company accounts and transactions have been eliminated.

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

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


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

    The Company identifies and records impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. At July 31, 2004, no such impairment existed.

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

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock- Based Compensation Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation, "to provide alternative methods of transition for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    compensation using the fair-value-based method would have on reported net income and earnings per share. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based compensation arrangements. The amendment to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002.

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

                                                     Year Ended July 31,
                                               2004       2003          2002
                                            ---------   ---------     -------

    Net loss as reported                  $(2,210,775) $(1,184,253) $(4,210,954)
    Add back intrinsic value of the
     options issued to employees and
     charged to operations                    868,756                    82,509
    Deduct total stock based employee
     compensation expense determined
     under fair value based methods
     for all awards                          (905,006)    (607,267)  (1,034,192)
                                          --------------------------------------
    Pro forma net                         ($2,247,025) $(1,791,520) $(5,162,637)
                                          =====================================

    Basic and diluted net loss per share
      as reported                               $(.09)       $(.06)       $(.32)
    Pro forma basic and diluted loss per
      share                                     $(.09)       $(.09)       $(.39)

    The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended July 31, 2004, 2003 and 2002. The assumed risk-free interest rate was 4.68%, 6.50% and 6.50%, respectively, and the assumed market volatility of the of the Company's common stock was 170%, 200% and 200%, respectively. The assumed dividend yield was 0% and an expected option life was five years for all three years presented.

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

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


3.  PER SHARE CALCULATIONS

    Basic loss per share is computed as net loss available to common stockholders' divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. As of July 31, 2004, 2003 and 2002, 19,909,078, 7,112,536 and 7,704,784 options and warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be antidilutive. Additionally, as of July 31, 2004, 2003 and 2002, 6,075,269, 5,363,463 and 6,077,098 of shares respectively, that would be issuable upon conversion of convertible securities plus accrued interest were excluded from the dilutive loss per share computation, as their effect would be antidilutive.

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

4.  PROPERTY AND EQUIPMENT

    At July 31, 2004 property and equipment, at cost, consists of the following:

                                                              Estimated
                                        2004       2003       Useful Life
    ----------------------------------------------------------------------------

    Computer Equipment               $719,266    $644,702          3 years
    Software                          977,608     868,189          3 years
    Office equipment                  367,026     231,606    3 to 10 years
    Leasehold improvements            247,550     231,883    Term of Lease
    Furniture and fixtures             88,421      91,872    7 to 10 years
    ----------------------------------------------------------------------------
                                    2,399,871  2,068,252
    Less accumulated depreciation   1,326,462  1,034,701
    ----------------------------------------------------------------------------
                                   $1,073,409 $1,033,551
    ============================================================================

    Office equipment and software include amounts acquired under capital leases of approximately $276,000 and $147,000 at July 31, 2004 and 2003 respectively, with related accumulated depreciation of approximately $22,000 for each year.


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

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

5.  GOODWILL AND INTANGIBLE ASSETS (Continued)

    The following table is provided to disclose what net loss would have been had SFAS 142 been adopted in prior periods:

                                                       Year Ended July 31,

                                             2004        2003        2002
-----------------------------------------------------------------------------
    Net loss                            $(2,210,775) $(1,184,253) $(4,210,954)
    Add back: goodwill amortization                                  218,772
-----------------------------------------------------------------------------

    Adjusted net income loss            $(2,221,775) $(1,184,253) $(3,992,182)
=============================================================================



6.  ACCOUNTS PAYABLE, ADVANCED PAYMENTS AND ACCRUED EXPENSES

    Accounts payable, advanced payments and accrued expenses consist of the following:

                                                          July 31
                                                     2004            2003
    ========================================================================

    Advanced payments from customers             $ 2,658,295    $ 2,907,741
    Accounts payable to repair facilities
      and other vendors                          $ 1,057,093    $ 2,601,824
    Accrued payroll and vacation wages               149,846        128,101
    Accrued dividends                                268,768        244,902
    Other accrued liabilities (none in excess
     of 5% of current liabilities)                   244,856        376,755
    ------------------------------------------------------------------------
                                                 $ 4,378,858    $ 6,259,323
    ========================================================================


7.  LOAN PAYABLE - STOCKHOLDER

    As of July 31, 2004 the Company had one loan outstanding to a stockholder totaling $36,866. The loan bears interest at the rate of 12% per annum and is being paid over 18 months with principal and interest payments of $7,582 per month through December of 2004. The fair value of the loan approximates its carrying amount based on rates available to the Company for similar loans. Interest expense amounted to approximately $10,000 and $14,000 for the years ended July 2004 and 2003 respectively.

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

8.  CONVERTIBLE NOTE AND DEBENTURES

    In July of 2003 the Company entered into a $300,000, 8% convertible note payable with a term of 1 year. This note is convertible at the discretion of the creditor at a fixed rate of $0.279 per share. The interest can be paid in either cash or common shares at the Company's discretion at the end of the loan. In July 2003, The Company recorded a discount to the note payable of $140,860 representing the beneficial conversion feature of the debentures. The discount was amortized to interest expense over the one-year term of the note.

    On July 21, 2004, the debtor extended the term of the 8% note to mature in August of 2005. No discount to the note payable was recorded in July of 2004 because the market price of the stock was materially the same as the $0.279 conversion rate in the extension. On August 24, 2004, the debtor converted $25,000 of the debt into common stock (see Subsequent Events). In the event that the average closing price for the Company's common stock for the last ten trading days of any month is $0.50 or greater, the Company has the right to require mandatory conversion of $25,000 of the principal amount of the note into shares of the Company's common stock. Interest expense relating to these debentures amounted to approximately $22,000 and $2,000 for the years ended July 31, 2004 and 2003 respectively.

    On April 23, 2004 the Company received $250,000 from a member of the Board of Directors in exchange for 8% convertible debentures due and payable on October 14, 2004 unless converted. The debentures are convertible into common stock at $0.28 per share. The Company also issued 892,857 three-year warrants with a strike price of $0.35 per share. The Company also adjusted the strike price on 1,000,000 warrants that the investor owned prior to this investment from $0.63 to $0.35 per share. The initial value assigned to the warrants of $89,286, plus the value assigned to the debentures' beneficial conversion feature of another $89,286 for a total of $178,572, was recorded as a discount to the debenture and was to be accreted to interest expense over the term of the debenture. In June of 2004 the Director converted his debentures into 892,857 shares of the Company's common stock, and the discount was expensed on the date of the conversion.

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

    For the years ended July 31, 2004, 2003 and 2002 totals of $307,694, $11,738 and $555,551 has been charged to operations under these agreements

9.  COMMITMENTS AND CONTINGENCIES

    The Company has a two-year employment agreement with its President and Chief Executive Officer. On March 27, 2003, the Board of Directors approved an Amended and Restated Employment Agreement with its President and Chief Executive Officer. The new two-year agreement specifies an annual base salary of $185,000, effective February 1, 2003 through

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

9.  COMMITMENTS AND CONTINGENCIES - (Continued)

    December 31, 2003. From January 1, 2004 through February 1, 2005, the minimum annual base salary will be $200,000. The individual receives bonuses equal to 3% of the Company's earnings before interest, taxes, depreciation and amortization as defined by generally accepted accounting principles
    (GAAP), and may elect to receive part or the entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Each month that the Company is profitable on a GAAP basis, the individual also has the right to receive options to purchase 25,000 shares of the Company's common stock, with a term of five years at an exercise price equal to the stock's fair market value at the date of grant. These options vest over the remaining life of his contract. The individual is entitled to a $750 per month automobile allowance and $1,000 of personal allowances. The individual is entitled 299% of his current base salary if the individual loses his position, unless terminated for cause. The President and CEO took a 15% reduction in salary starting April 19, 2004, which will continue until the Company shows a monthly profit of at least $50,000.

    In addition, the Company has two-year employment agreements with four other executives that expire April 30, 2004. The agreements provide base salaries of $425,000 in the first year to $448,945 in the second year. They also receive automobile allowance ranging from $400 to $700 per month. If their contracts are not renewed they receive severance packages ranging from six to nine months of their annual compensation. These severance packages supercede the previous "Change in Control and Termination Agreements," dated April 9, 2001, that each of these executives had previously executed. Each of these executives took a 15% reduction in salary starting April 19, 2004, which will continue until the Company shows a monthly profit of at least $50,000.

    On March 27, 2003 the Board of Directors voted to grant certain key employees a total of 2,000,000 shares of our common stock or equivalent consideration thereof and the current and future board members 1,000,000 common shares if there is a change in control of greater than 50% ownership of the Company or a sale of all or substantially all it's assets.

    The Company leases and facilities under a non-cancelable operating lease expiring on November 30, 2006. The main operating lease consists of a 5-year lease for 30,000 square feet of a 62,000 square foot facility. The Company has an option to buy the entire facility with the associated land for $2,950,000. The Company issued 51,971 shares of common stock to pay for the January through March 31, 2002 rent, and another 45,956 shares for the purchase option, for a total of 97,927 shares. Total rent expense under the operating leases for the years ended July 31, 2004, 2003 and 2002 totaled approximately $212,000, $219,000 and $309,000 respectively.

    Approximate minimum future payments under this operating lease is payable as follows:

                             Year ending July 31,
                                   2005                                  219,000
                                   2006                                  225,000
                                   2007                                   76,000
    ----------------------------------------------------------------------------
                                                                      $  520,000
    ============================================================================

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


9.  COMMITMENTS AND CONTINGENCIES - (Continued)

    The Company leases equipment under non-cancelable capital leases expiring on various dates through fiscal 2008.

    The approximate minimum future payments under these capital lease are payable as follows:

        Year ending July 31,
           2005                                                 $ 103,000
           2006                                                   113,000
           2007                                                   105,000
           2008                                                    15,000
    ----------------------------------------------------------------------
        Total                                                   $ 336,000

        Less amount representing interest                         (76,000)
    ----------------------------------------------------------------------

                                                                 $260,000
        Less current maturities                                   (64,000)
    ----------------------------------------------------------------------

        Long term debt less current maturities                   $196,000
    ======================================================================


    Interest expense on capital leases for the years ended July 31, 2004, 2003 and 2002 amounted to approximately $20,000, $22,000 and $6,000, respectively.


10. STOCKHOLDERS' EQUITY

    On July 8, 2004, shareholders holding greater than 50% of the outstanding common stock of the Company consented to increase the Company's authorized shares of common stock from 50,000,000 to 100,000,000 shares.

    The Company is authorized to issue 5,000,000 shares of $5,000 par value, series A, preferred stock. Each share of preferred stock is convertible into a number of shares of common stock. As amended, the number of common shares to be issued is derived by taking 75% of the average of the closing bid prices for the common stock for the 5 lowest trading days out of the 20 consecutive trading days immediately preceding the date of conversion, but no lower than $0.20 per share. Dividends are payable at the rate of 8% of the aggregate liquidation preference amount per annum and are cumulative. As of July 31, 2004 and 2003, the Company had issued 520 shares of preferred stock, and 200 and 247 were still outstanding, respectively.

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

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


10. STOCKHOLDERS' EQUITY (Continued)

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

    During the year ended July 31, 2002, the Company issued options to employees and members of the Company's Board of Directors to purchase 1,555,500 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant. Additionally, options to purchase 468,334 shares of common stock were canceled during the years ended July 31, 2002.

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS


10. STOCKHOLDERS' EQUITY (Continued)

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

    In June and July of 2003, the Company sold 1,712,365 shares of common stock at $0.279 per share. The funds raised totaled $477,750, less finders' fees and legal fees of $74,680, resulting in net proceeds of $403,070.

    During the year ended July 31, 2003, the Company issued options to employees and members of the Company's Board of Directors to purchase 908,000 shares of common stock where the exercise prices of the options are equal to or greater than the fair market value of the Company's common stock on the date of each grant. Additionally, options to purchase 541,398 shares of common stock were canceled during the years ended July 31, 2003.

    In August 2003, the Company issued 591,396 shares of common shares at $ .0279 per share. The funds raised totaled $165,000, less finder's fees and legal fees of $1,750 resulting in net proceeds of $163,250.

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

10. STOCKHOLDERS' EQUITY (Continued)

    On October 23, 2003, the Company entered into an agreement to restructure the preferred stock terms with the existing preferred stockholders. The agreement provides the Company an opportunity to purchase a certain number of preferred shares each month should we choose to do so. If the Company does not purchase preferred shares in a month, and the holders elect to convert some preferred shares, the holders must give the Company four days notice since the Company may arrange a block trade in order to minimize the impact of the sale of converted shares in the open market. The agreement also sets a minimum conversion price of $0.20 per share for the conversion of preferred shares to common shares. During the year ended July 31, 2004 the Company did not repurchase preferred shares under this agreement.

    On February 2, 2004, 12 shares of preferred stock with a face value of $60,000, plus dividends of $17,293 were converted into 386,466 shares of common stock. On March 9, 2004, 11 shares of preferred stock with a face value of $55,000, plus dividends of $16,274 were converted into 274,659 shares of common stock. On June 4, 2004, 12 shares of preferred stock with a face value of $60,000, plus dividends of $18,898 were converted into 392,525 shares of common stock. On June 25, 2004, 12 shares of preferred stock with a face value of $60,000, plus dividends of $19,187 were converted into 345,041 shares of common stock.

    On March 10, 2004 the Board approved and the Company issued 2,020,000 options to the management team for executing an agreement with ADP Claims. The Company issued 35,000 options to a consultant for services performed for the Company. On April 20, 2004 the Company issued 72,767 options to managers who took a pay cut as partial compensation for the pay cut. All three sets of options are exercisable at $0.01, immediately vested and have a term of ten years. During the 2004 fiscal year, the Company recorded non-cash charges of $868,756 to operations relating to these stock options.

    During the year ended July 31, 2004, the Company issued 248,046 shares of common stock to two directors in exchange for their services. The Company charged operations $98,833, which was equal to the fair market value of the shares when earned.

    During the year ended July 31, 2004, the Company issued options to purchase common stock, where the exercise price of the options are equal to or greater than the fair market value of the Company's common stock on the date of the grant, as follows:

    o Options to purchase 75,000 shares of common stock to the President and CEO, in accordance with his contract. o Options to purchase 100,000 shares of common stock to the Board of Directors in accordance with their compensation agreement. o Options to purchase 367,500 shares of common stock to the employees of eAutoclaims, excluding senior management.

    Additionally, options to purchase 458,552 shares of common stock were canceled.

    In March through June 30, 2004 the Company raised $2,271,240 from the sale of 8,111,572 Units at $.28 per Unit to twenty-one (21) investors. Each Unit consists of one (1) share of common stock and one (1) common stock purchase warrant exercisable at $.35. The Company paid Noble International Investment, Inc. ("Noble") total commissions and expenses of $170,378, one other individual $9,667 as a finder's fee in connection with the issuance of these securities and incurred

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

10. STOCKHOLDERS' EQUITY (Continued)

    other expenses of $69,320. The Company also issued Noble placement agent warrants to acquire 790,200 Units valued at $158,040 and issued the other finder 34,525 shares of our restricted common stock valued at $9,667.

    In addition to the investors described in the preceding paragraph, the Director that held $250,000 of convertible debentures and 892,857 warrants at $0.35 exchanged his debentures and warrants for 892,857 units as described in the previous paragraph. This resulted in a total of 9,004,429 units being sold.

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

    In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," and the terms of the warrants and the transaction documents, the warrants were accounted for as a liability in the amount of $517,427. On June 10, 2004, the registration statement covering the shares underlying the warrants was declared effective. Accordingly, the fair value of the warrants at that date was reclassified to additional paid in capital.

    In order to obtain an appropriate valuation of the warrants that were issued as of July 31, 2004, in connection with the offering of the units, issuance of placement warrants and the $250,000 convertible debenture the Company hired an investment banker. The investment banker employed several valuation models and provided a preliminary valuation of $0.05 to $0.10 per warrant. The Company estimated the value of each warrant to be $0.10.

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

11. STOCK OPTIONS AND STOCK WARRANTS

    The Company has an incentive stock option plan under which options to purchase shares of common stock may be granted to certain key employees. The exercise price is based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options.

    A summary of the status of the company's options as of July 31, 2004, 2003 and 2002, and changes during the years then ended is presented below:


                                                             July 31, 2004
                                                            ----------------
                                                            Weighted-Average
                                                            ----------------
                                                          Number of   Exercise
                                                            Shares      Price
                                                          ---------   --------

Balance at beginning of year                              4,672,722     $0.80
Granted                                                   2,635,267       .07
Cancelled or Expired                                       (458,552)     1.89
Exercised                                                        (0)     0.00
--------------------------------------------------------------------------------

Outstanding at end of year                                6,849,437   $0.45
================================================================================

Options exercisable at end of year                        5,685,010   $0.47
================================================================================
Weighted Average fair value of
options granted during the period          $1,052,999



                                         July 31, 2003         July 31, 2002
                                       ----------------      ----------------
                                       Weighted-Average      Weighted-Average
                                      -----------------      ----------------
                                   Number of   Exercise    Number of   Exercise
                                    Shares      Price       Shares      Price
                                   ---------   --------    ---------   --------

Balance at beginning of year       5,264,970    $0.78     4,261,134   $0.94
Granted                              908,000     0.18     1,798,170     .51
Cancelled                           (541,398)    0.98      (468,334)   1.76
Exercised                           (958,850)    0.01      (326,000)    .01
--------------------------------------------------------------------------------


Outstanding at end of year         4,672,722    $0.80     5,264,970   $ .78
================================================================================

Options exercisable at end of year 3,085,263    $0.96     3,293,938   $ .70
================================================================================
Weighted Average fair value of
options granted during the period   $140,958               $860,239

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

11. STOCK OPTIONS AND STOCK WARRANTS (continued)


    The following table summarizes information about fixed stock options outstanding at July 31, 2004:


                               Options Outstanding     Options Exercisable
                               -------------------     -------------------
                             Weighted
                              Average    Weighted                     Weighted
                             Remaining   Average                       Average
Range of         Number     Contractual  Exercise      Number         Exercise
Exercise      Outstanding      Life       Price     Exercisable         Price
 Price
------------------------------------------------------------------------------

$0.01           3,250,587       8.70      $0.01      3,250,587          $0.01
$0.10 -$ .47    1,356,667       3.90       0.24        474,835           0.23
$ .51 -$ .90    1,075,583       2.41       0.61        792,988           0.61
$1.01-$1.91       623,200       2.52       1.33        623,200           1.34
$2.00-$3.38       543,400       1.24       2.28        543,400           2.28

-----------------------------------------------------------------------------

$0.01 - $3.38   6,849,437                 $ .45      5,685,010         $0 .47
=============================================================================




12. INCOME TAXES:

    As of July 31, 2004, and 2003 the Company had deferred tax assets of approximately $9,002,000 and $6,315,000, respectively, resulting from temporary differences and net operating loss carry-forwards of approximately $19,411,000 and $13,569,000, respectively, which are available to offset future taxable income, if any, through 2024. As utilization of the net operating loss carry-forwards and temporary differences is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

    The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets were as follows:

                                                        July 31,
                                                   2004           2003
    ---------------------------------------------------------------------------
    Temporary differences:
     Allowance for doubtful accounts          $64,000               $98,000
     Accrued vacation                          37,000                32,000
     Fair value of warrants                   123,000               104,000
     Compensation not currently deductibl   1,014,000               654,000
     Net operating losses                   7,764,000             5,427,000
     Less valuation allowance              (9,002,000)           (6,315,000)
    ----------------------------------------------------------------------------

      Deferred tax assets                     $ - 0 -               $ -0-
    ============================================================================

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

12. INCOME TAXES: - (continued)

    The reconciliation of the effective income tax rate to the federal statutory rate for the years ended July 31, 2004, 2003 and 2002 is as follows:

     Federal income tax rate                                  (34.0)%
     Change in valuation allowance on net
      operating carry-forwards                                 34.0 %

--------------------------------------------------------------------------------
        Effective income tax rate                             - 0 -  %
================================================================================



13. 401K Plan

    The Company has a noncontributory defined contribution plan under Section 401 (k) of the Code covering all qualified employees. An officer of the Company serves as trustee of the plan. The Company did not make a contribution to the plan for the years ended July 31, 2004, 2003 or 2002.


14. MAJOR CUSTOMERS

    During the years ended July 31, 2004, 2003 and 2002 one customer accounted for 60%, 58% and 58% of total revenue respectively. During the years ended July 31, 2004, 2003 and 2002 a second customer accounted for approximately 13%, 14% and 12% of total revenue, respectively.


15. RELATED PARTY TRANSACTIONS

    The Chairman of the Board of the Company was provided a non-interest bearing loan prior to July 31, 2002, which totaled approximately $120,000. Over the last 12 months this loan has been reduced by forgoing certain compensation approved by the Board of Directors. As of July 31, 2004 the loan balance was $42,431 and is included in due from related parties on the accompanying balance sheet.

    In July of 2001, the Company made a non-interest bearing loan to a board member for $30,000. As of July 31, 2004, an amount totaling $23,000 is still outstanding.

16. ADDITIONAL INFORMATION

    The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 34,337,362 indicated by the Company's records. The Company believes that its records are correct. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

17. SUBSEQUENT EVENTS

    On August 24, 2004, the holder of the Convertible debenture converted $25,000 of the principal for 89,606 shares of common stock. On September 29, 2004, the Company issued an additional 20,759 shares of common stock, for the first three-month's interest payments on the convertible debenture.

    On August 2, 2004, 12 shares of preferred stock with a face value of $60,000, plus dividends of $15,966 were converted into 379,933 shares of common stock. On September 3, 2004, 12 shares of preferred stock with a face value of $60,000, plus dividends of $17,951 were converted into 389,753 shares of common stock.

18. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table presents unaudited quarterly operating results for each of the Company's last twelve fiscal quarters. This information has been consistent with the Company's audited financial statements and includes all adjustments consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of the data.

                                                                                                       EAUTOCLAIMS, INC.

                                                                                         QUARTERLY RESULTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------
Three Months Ended                                 July 31, 2004     April 30, 2004    January 31, 2004    October 31, 2003
---------------------------------------------------------------------------------------------------------------------------
                                                     (unaudited)        (unaudited)       (unaudited)         (unaudited)

Total revenue                                      $ 4,397,591         $ 6,563,222       $ 7,509,359         $ 8,690,510
---------------------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                          3,449,203           5,368,369         6,190,356           7,122,706
  Selling, general and administrative                1,181,005           2,401,353         1,407,418           1,427,540
  Depreciation and amortization                        118,205             131,836           135,750             130,022
  Amortization of beneficial conversion
    feature on convertible debentures and
    fair value of warrants issued in
    connection with debentures                         307,694
---------------------------------------------------------------------------------------------------------------------------
Total expenses                                       5,056,107           7,901,558         7,733,524           8,680,268
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $ (658,516)        $(1,338,336)       $ (224,165)           $ 10,242
===========================================================================================================================

Adjustment to net income (loss) to compute
 loss per common share:
    Preferred stock dividends                          (23,148)            (22,564)          (24,903)            (24,903)
---------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                 $ (681,664)        $(1,360,900)       $ (249,068)          $ (14,661)
===========================================================================================================================

Loss per common share - basic and
  diluted                                              $ (0.02)            $ (0.06)          $ (0.01)            $ (0.00)
===========================================================================================================================

Weighted-average number of common
  shares outstanding - basic and diluted            30,113,428          24,666,084        23,569,733          23,458,463
===========================================================================================================================

                                                                                                            EAUTOCLAIMS, INC.

                                                                                              QUARTERLY RESULTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------
      Three Months Ended                     July 31, 2003       April 30, 2003       January 31, 2003       October 31, 2002
---------------------------------------------------------------------------------------------------------------------------
                                              (unaudited)          (unaudited)          (unaudited)            (unaudited)

Total revenue                                      $ 8,673,501         $ 9,388,172       $ 7,834,573         $ 8,164,826
---------------------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                          7,127,041           7,813,145         6,527,086           6,856,469
  Selling, general and administrative                1,364,177           1,268,795         1,719,424           2,066,515
  Depreciation and amortization                        123,919             122,601           125,721             118,694
  Amortization of beneficial conversion
    feature on convertible debentures and
    fair value of warrants issued in
    connection with debentures                          11,738
---------------------------------------------------------------------------------------------------------------------------
Total expenses                                       8,626,875           9,204,541         8,372,231           9,041,678
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $ 46,626           $ 183,631        $ (537,658)         $ (876,852)
===========================================================================================================================

Adjustment to net income (loss) to compute
 income (loss) per common share:
   Preferred stock dividends                           (24,904)            (24,212)          (25,847)            (26,333)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to
   common stock                                       $ 21,722           $ 159,419        $ (563,505)         $ (903,185)
===========================================================================================================================

Income (loss) per common share -
     Basic & dilutive                                      $ -              $ 0.01           $ (0.03)            $ (0.05)
===========================================================================================================================

Weighted-average number of common
  shares outstanding
     Basic                                          22,592,685          20,651,859        19,562,796          18,782,334
===========================================================================================================================
     Diluted                                        29,896,097          22,022,522        19,562,796          18,782,334
===========================================================================================================================


                                                                                                         EAUTOCLAIMS, INC.

                                                                                           QUARTERLY RESULTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------
              Three Months Ended             July 31, 2002       April 30, 2002       January 31, 2002    October 31, 2001
---------------------------------------------------------------------------------------------------------------------------
                                              (unaudited)          (unaudited)          (unaudited)         (unaudited)

Total revenue                                      $ 8,061,882         $ 8,049,466       $ 8,481,094         $ 7,690,921
---------------------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                          6,786,140           6,814,781         7,198,805           6,493,842
  Selling, general and administrative                2,607,751           1,965,496         1,672,842           1,868,491
  Depreciation and amortization                        156,242             145,096           117,915             111,365
  Amortization of beneficial conversion
    feature on convertible debentures and
    fair value of warrants issued in
    connection with debentures                                                                                   555,551
---------------------------------------------------------------------------------------------------------------------------
Total expenses                                       9,550,133           8,925,373         8,989,562           9,029,249
---------------------------------------------------------------------------------------------------------------------------
Net loss                                           $(1,488,251)         $ (875,907)       $ (508,468)        $(1,338,328)
===========================================================================================================================

Adjustment to net loss to compute loss per common share:
          Preferred stock dividends and
          Deduction relating to Series A
           Convertible Preferred Stock                 (27,020)            (37,686)          (45,862)           (460,429)
---------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                $(1,515,271)         $ (913,593)       $ (554,330)        $(1,798,757)
===========================================================================================================================

Loss per common share - basic and
  diluted                                              $ (0.08)            $ (0.06)          $ (0.04)            $ (0.15)
===========================================================================================================================

Weighted-average number of common
  shares outstanding
     Basic and diluted                              18,218,487          15,520,183        13,280,782          12,257,787
===========================================================================================================================

Report of Independent Registered Public Accounting Firm on Financial Statment Schedule



To the Board of Directors
eautoclaims, Inc.


The information included on Schedule II is the responsibility of management, and although not considered necessary for a fair presentation of financial position, results of operations, and cash flows is presented for additional analysis and has been subjected to the auditing procedures applied in the audit of the basic financial statements. In our opinion, the information included on Schedule II relating to the years ended July 31, 2004, 2003, 2002 and 2001 is fairly stated in all material respects, in relation to the basic financial statements taken as a whole. Also, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York
--------------------
September 24, 2004

Schedule II

eAutoclaims, Inc.
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Information relating to the allowance for doubtful accounts is as follows:

                         Beginning                                Ending
                          Balance      Additions    Deductions    Balance
-------------------------------------------------------------------------

Year ended 7/31/2001     $ 34,077      $ 25,923          $ -     $ 60,000

Year ended 7/31/2002     $ 60,000     $ 353,132     $ 13,132    $ 400,000

Year ended 7/31/2003    $ 400,000     $ 139,874    $ 297,874    $ 242,000

Year ended 7/31/2004    $ 242,000      $ 63,607    $ 144,607    $ 161,000