Form 10-Q
period 2004-10-31
EAUTOCLAIMS, INC
filed 2004-12-14
CIK 1034694

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

               For the period ended October 31, 2004

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                         Commission File Number 0-23903


                                 EAUTOCLAIMS, INC.
                 (Exact name of registrant as specified in charter)


                 Nevada                              95-4583945
               ----------                        -----------------
     (State or other jurisdiction                  (IRS Employer
of incorporation or organization)                Identification No.)


 110 East Douglas Road, Oldsmar, Florida                34677
 ---------------------------------------                -----
 (Address of principal executive offices)            (Zip Code)


    Registrant's telephone Number, including area code:     (813) 749-1020

    Securities registered pursuant to Section 12(b)of the Exchange Act:   None

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

                                  [   ] Yes  [ X ] No

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, $.001 Par Value, as of November 30, 2004 was 36,283,851.

                                EAUTOCLAIMS, INC.


                              INDEX TO FORM 10-Q
               --------------------------------------------------

                                     PART I

                            FINANCIAL INFORMATION

Item 1.  Financial Statements                                          2

          Balance Sheets                                               3
          Statements of Operations                                     4
          Statement of Stockholders' Deficiency                        5
          Statements of Cash Flows                                     6
          Notes to Financial Statements                                7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          10

Item 3. Quantitative and Qualitative Disclosures About Market Risk    18

Item 4. Controls and Procedures                                       18



                                     PART II

                              OTHER INFORMATION

Item 1. Legal Proceedings                                              19

Item 2. Changes in Securities and Use of Proceeds                      19

Item 3. Defaults Upon Senior Securities                                19

Item 4. Submission of Matters to a Vote of Security Holders            19

Item 5. Other Information                                              19

Item 6. Exhibits and Reports on Form 8-K                               20

Signatures                                                             20

Certifications                                                         21

                                EAUTOCLAIMS, INC.




                                     PART I

                              FINANCIAL INFORMATION



         ITEM 1.    FINANCIAL STATEMENTS.

         The financial statements of eAutoclaims, Inc. (collectively the "Company") included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the financial statements of the Company as included in the Company's Form 10-K for the year ended July 31, 2004.


                                                                                                           EAUTOCLAIMS, INC.

                                                                                                              BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------
                                                                                    October 31, 2004           July 31, 2004
                                                                                      (unaudited)
----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                                                  $ 242,889                  $ 415,549
  Accounts receivable, less allowance for doubtful accounts
    of $175,000 and $161,000 respectively                                                 744,580                    728,776
  Due from related parties                                                                 59,471                     65,431
  Prepaid expenses and other current assets                                               102,802                     79,341
        Total current assets                                                            1,149,742                  1,289,097
Property and equipment, net of accumulated depreciation
   of $1,463,155 and $1,326,462 respectively                                            1,010,263                  1,073,409

Goodwill                                                                                1,093,843                  1,093,843

Other assets                                                                               25,800                     25,800

Deferred income tax asset, net of valuation
   allowance $9,097,000 and $9,002,000 respectively
----------------------------------------------------------------------------------------------------------------------------
        Total Assets                                                                  $ 3,279,648                $ 3,482,149
============================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable, advanced payments and accrued expenses                           $ 4,632,202                $ 4,378,858
   Loan payable - stockholder                                                              15,007                     36,866
   Current portion of capital lease obligation                                             66,679                     63,888
   Convertible debenture                                                                  275,000
        Total current liabilities                                                       4,988,888                  4,479,612

Convertible debenture                                                                                                300,000
Capital lease obligation                                                                  188,918                    195,621
----------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                               5,177,806                  4,975,233

Stockholders' Deficiency:
  Convertible preferred stock - $.001 par value; authorized 5,000,000 shares, issued and outstanding 164 shares and 200 shares respectively
   aggregate liquidation preference of $820,000 and $1,000,000 respectively                     1                          1
  Common stock - $.001 par value; authorized 100,000,000 shares, issued
   and outstanding 35,837,078 shares and 34,337,362 shares respectively                    35,837                     34,338
  Additional paid-in capital                                                           22,326,957                 22,171,857
  Accumulated deficit                                                                 (24,260,953)               (23,699,280)
----------------------------------------------------------------------------------------------------------------------------
        Stockholders' Deficiency                                                       (1,898,158)                (1,493,084)
----------------------------------------------------------------------------------------------------------------------------
        Total Liabilities and Stockholders' Deficiency                                $ 3,279,648                $ 3,482,149
============================================================================================================================

See Notes to Financial Statements


                                                                                              EAUTOCLAIMS, INC.

                                                                                       STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------
                                                                    Three-month                  Three-month
                                                                    Period Ended                Period Ended
                                                                  October 31, 2004             October 31, 2003
                                                                     (unaudited)                 (unaudited)
---------------------------------------------------------------------------------------------------------------
Revenue:
  Collision repairs management                                       $3,269,607                 $ 7,378,412
  Glass repairs                                                         161,088                     400,310
  Fleet repairs management                                              134,749                     216,482
  Other revenue                                                         554,352                     695,306
---------------------------------------------------------------------------------------------------------------
Total revenue                                                         4,119,796                   8,690,510

Expenses:
  Claims processing charges                                           3,200,486                   7,122,706
  Selling, general and administrative                                 1,330,271                   1,427,540
  Depreciation and amortization                                         134,584                     130,022
---------------------------------------------------------------------------------------------------------------
Total expenses                                                        4,665,341                   8,680,268
---------------------------------------------------------------------------------------------------------------
Net loss                                                             $ (545,545)                   $ 10,242
===============================================================================================================

Adjustment to net loss to compute loss per common share:
  Preferred stock dividends                                             (16,128)                    (24,903)
---------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                  $ (561,673)                  $ (14,661)
===============================================================================================================
Loss per common share - basic and
  diluted                                                               $ (0.02)                    $ (0.00)
===============================================================================================================

Weighted-average number of common
  shares outstanding-basic and diluted                               35,361,541                  23,458,463
===============================================================================================================

See Notes to Financial Statements


                                                                                                                EAUTOCLAIMS, INC.

                                                                                            STATEMENT OF STOCKHOLDERS' DEFICIENCY
---------------------------------------------------------------------------------------------------------------------------------
Three month period ended October 31, 2004                                             Additional
(unaudited)                                    Preferred Stock       Common Stock       Paid-in     Accumulated     Stockholders'
                                               Shares   Amount    Shares     Amount     Capital       Deficit         Deficiency
---------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 2004                        200       1     34,337,362  34,338    22,171,857   (23,699,280)      (1,493,084)

Issuance of common stock for services                              210,176     210        73,491                         73,701

Accrued dividends on preferred stock                                                                   (16,128)         (16,128)

Issuance of common stock upon
   conversion of preferred stock                (36)               900,000     900          (900)                             0

Issuance of common stock for
   preferred stock dividends                                       261,675     261        51,845                         52,106

Conversion of debt to equity                                        89,606      90        24,910                         25,000

Isssuance of common stock for interest
  on convertible debt                                               20,759      21         5,771                          5,792

Issuance of common stock upon exercise of                           17,500      17           (17)                             0
    options

Net loss                                                                                              (545,545)        (545,545)

--------------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 2004                     164       1     35,837,078  35,837    22,326,957   (24,260,953)      (1,898,158)
================================================================================================================================

See Notes to Financial Statements


                                                               EAUTOCLAIMS, INC.

                                                        STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                 Three-month     Three-month
                                                 Period Ended    Period Ended
                                              October 31, 2004  October 31, 2003
                                                 (unaudited)     (unaudited)
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                               (545,545)        $ 10,242
  Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                  134,584          130,022
    Amortization of discount on debentures                           35,215
    Common stock issued for services                73,701           26,831
    Common stock issued for interest                 5,792
    Allowance for doubtful accounts                 14,000
    Changes in operating assets and liabilities
      Accounts receivable                          (29,804)           3,519
      Prepaid expenses and other current assets    (23,461)         (3,524)
      Other assets                                                   28,691
      Accounts payable and accrued expenses        289,322           42,180
--------------------------------------------------------------------------------
Net cash (used in) provided by operating
 activities                                        (81,411)         273,176
--------------------------------------------------------------------------------

Cash flows from investing activity:
  Purchases of property and equipment              (71,438)         (93,285)
  Payments from related parties                      5,960            9,000
  Loans to related parties                                           (2,750)
--------------------------------------------------------------------------------
Net cash used in investing activity                (65,478)         (87,035)
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                163,250
  Principal payments on capital lease               (3,912)          (9,383)
  Principal payments on shareholder loans          (21,859)         (19,399)
--------------------------------------------------------------------------------
Net cash (used in) provided by financing
 activities                                        (25,771)         134,468
--------------------------------------------------------------------------------
Net (decrease) increase in cash                   (172,660)         320,609
Cash at beginning of period                        415,549          226,161
--------------------------------------------------------------------------------
Cash at end of period                             $242,889         $546,770
================================================================================


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest         $ 9,751         $ 17,390
================================================================================


Supplemental disclosure of noncash investing and financing activities:

  Conversion of debentures to common stock        $ 25,000
================================================================================
  Conversion of preferred stock and accrued
   dividends for common stock                    $ 232,106
================================================================================
  Accrued dividends on preferred stock            $ 16,128         $ 24,903
================================================================================

See Notes to Financial Statements

                                EAUTOCLAIMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Note 1 - Basis of presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims, Inc. as of October 31, 2004 and its results of operations and cash flows for the three-month periods ended October 31, 2004. Results of operations for the three-month period ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005.

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

                                                    Three-month
                                                    period ended
                                                     October 31,

                                                2004          2003
                                              -------       -------
   Net income (loss) as reported             $(545,545)    $ 10,242

   Deduct total stock based employee
   compensation expense determined under
   fair value based methods for all awards     (16,733)     (91,114)

                                             ---------    ---------
   Pro forma net loss                        $(562,278)   $ (80,872)
                                             ==========   =========

   Basic and diluted net loss per share
    as reported                                  $(.02)       $(.00)
   Pro forma and diluted basic loss per share    $(.02)       $(.00)

                                EAUTOCLAIMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2 - Per share calculations

Basic loss per share is computed as net loss available to common stockholders' divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. As of October 31, 2004 and 2003, 19,753,245 and 6,784,850 options and warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be antidilutive. Additionally, as of October 31, 2004 and 2003 6,250,000 and 7,085,000 of shares respectively, that would be issuable upon conversion of convertible securities plus accrued interest were excluded from the dilutive loss per share computation, as their effect would be antidilutive.


Note 3 - Equity Transactions

During the three-months ended October 31, 2004, the Company issued 138,888 shares of common stock to two directors in exchange for their services. These shares are being expensed over the year as they are earned. During the three-months ended October 31, 2004, the Company expensed $12,500, or 34,722 shares, which was approximately equal to the fair market value of the shares when earned. As of October 31, 2004, 104,166 of the shares of common stock issued with a fair value of $36,250 were reflected in the financial statements as a prepayment of their annual retainer.

During the three-months ended October 31, 2004, the Company issued 71,288 shares of common stock in exchange for $24,951 in legal services.

On August 2, 2004, 12 shares of preferred stock with a face value of $60,000 plus dividends of $15,757 were converted into 379,933 shares of common stock. On September 3, 2004, 12 shares of preferred stock with a face value of $60,000 plus dividends of $17,951 were converted into 389,753 shares of common stock. On October 6, 2004, 12 shares of preferred stock with a face value of $60,000 plus dividends of $18,398 were converted into 391,989 shares of common stock.

On August 24, 2004, an investor converted $25,000 of debt owed to him by the Company into 89,606 shares of common stock. In addition, interest on the debt of $5,792 was converted into 20,759 shares of common stock.

During the three-months ended October 31, 2004, Options with a strike price of $0.01 were exercised to purchase 17,500 shares of the Company's common stock.

Additionally, options to purchase 138,333 shares of common stock were canceled.

                                 EAUTOCLAIMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 4 - Additional information

The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 35,837,078 indicated by the Company's records. The Company believes that its records are correct and is in the process of resolving this difference. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.


Note 5 - Subsequent Event

On November 9, 2004, 12 shares of preferred stock with a face value of $60,000, plus dividends of $18,700 were converted into 393,501 shares of common stock.

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

General
-------
eAutoclaims provide Internet based collision claims services for automobile insurance companies, Managing General Agents (MGA) and third party claims administrators (TPA) and self-insured automobile fleet management companies. Our business strategy is to use the Internet to streamline and lower the overall costs of automobile repairs and the claims adjustment expenses of our clients. We believe that our proprietary web-based software products and services make the management of collision repairs more efficient by controlling the cost of the repair and by facilitating the gathering and distribution of information required in the automobile repair process.

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

Our product, eJusterSuite, provides both outsourcing and ASP (application service provider) solutions. The outsourcing solution requires eAuto personnel to audit and coordinate the vehicle repair. The ASP solution allows the customer to use our technology independent of our personnel; thereby, providing a solution for the largest insurance companies that already have the staff to process and control the claims process, while paying us a fee for every transaction that is run through our system. The ASP model provides margin without the associated personnel and operating costs.

eJusterSuite also builds in service partners that can provide the needed services such as Independent adjustors, car rentals, tow trucks and accident reporting by only clicking an Icon that is added to the screen of the customer's desk top in the current system. The system automatically provides the service partner the information already in our system via the Internet. The service partner will systematically provided the requested services and pay us a fee for each assignment they receive through our system. This process significantly reduces the customers' time and cost to process claims as well as reduces the number of mistakes that occur in a manual process. In many cases it also reduces the cost of the service partner to obtain and process the transaction, even after paying our transaction fee. This revenue provides additional margin without the additional personnel and operation costs.

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounts for 87% of the revenue for the three-months ended October 31, 2004. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $60 per claim depending upon the level of service required. For the three-months ended October 31, 2004, 13% of the revenue has been received from claims processing fees and other income. Other income consists mostly of the sale of estimating software, fees from service partners (ASP fees) and subrogation income.


Critical Accounting Policies
----------------------------
Our discussion and analysis of our financial condition and the results of our operations are based upon our financial statements and the data used to prepare them. The Company's financials have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we re-evaluate our judgments and estimates including those related to revenues, bad debts, long-lived assets, and income taxes. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

Revenue recognition
-------------------
The Company derives revenue primarily from collision repairs, glass repairs and fleet repairs. Revenue is recognized when an agreement between the Company and its customer exists, the repair services have been completed, the Company's revenue is fixed and determinable and collection is reasonably assured.

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

The revenue generated from a co-marketing agreement with the ADP Claims Services Group (ADP) will be recorded net of the repair costs because in the agreement the Company is performing a fee for service. The insurance company is the customer of ADP, who will be collecting the revenue and paying the shop. The first claims from this agreement were processed in the three-month period ended October 31, 2004.

The Company maintains an allowance for doubtful accounts for losses that they estimate will arise from the customers' inability to make required payments. Collectability of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At October 31, 2004 the allowance for doubtful accounts was approximately $175,000.

Accounting for Income taxes
---------------------------
The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of 9,097,000 at October 31, 2004. The valuation allowance consists mainly of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company has not reached profitability.

Valuation of long-lived assets
------------------------------
The Company identifies and records impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. Factors we consider important which could trigger an impairment review include the following:

o Significant negative industry trends

o Significant underutilization of the assets

o Significant changes in how we use the assets of our plans for their use.

Goodwill was amortized using the straight-line method over 7 years through July 31, 2002. As of August 1, 2002 no additional amortization was recorded as a result of the change in accounting standards as described below in "recently issued financial accounting standards." At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results,
(ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business. No charge for impairment of this asset was considered to be necessary as of October 31, 2004.


Management's Interim Operating Plan
-----------------------------------
Four separate events happened during the second half of the fiscal year and in September 2004 that has impacted the Company's financial position. First, our largest customer, sold a substantial part of its U.S. based auto physical damage business. Starting in January 2004, the business was expected to decrease one-twelfth each month for one year; however, the reduction in policy run-off accelerated in the last three months of the fiscal year and the expected drop in revenue has already occurred. Second, we experienced a significant decrease in revenue from our second largest customer because of a change in their state's legislation regarding a special type of insurance policy requiring a direct repair networks. That decrease in revenue also occurred in the second half of the fiscal year. Third, in August and September 2004 our office was threatened by four hurricanes, two of which impacted our community and operations. While our facilities withstood the hurricanes, it interrupted our claims assignment stream for several days; thereby, reducing revenue and cash flow. It also caused us to incur additional expenses to insure that our business process would not be interrupted in the future. Fourth, the ADP Co-Marketing Agreement took longer to implement than expected. Specifically, there has been a time lag involved between when we anticipated rolling out the ADP Sales & Marketing efforts on a national basis and the actual time that this event has occurred. While we are still very optimistic about the opportunities presented with the ADP Co-Marketing Agreement. The effect of a delay has resulted in the Company incurring additional expenses for carrying support personnel and ramping for the remainder of fiscal 2004 and the first part of fiscal 2005.

As a result of these events, management is currently taking the following actions that are expected to positively impact the Company's financial position:

o Rolling out Higher Margin Product Lines - Management is leveraging internally developed ASP/technologies that will allow other companies in related industries to significantly reduce labor costs and improve operating efficiencies. These technologies have already been implemented in the Company's operating processes and have shown themselves to be of significant value. By modifying the interface to these technologies, the Company can produce significant click fee revenue without adding significant operating costs. The target market for these technologies will include a wide range of organizations, including the largest (tier 1) insurance companies. The Company's management believes this additional product line will result in a greater growth in high volume, high margin revenues that will have a meaningful impact to the Company's bottom-line. Management started this process in fiscal year 2004. While total revenues decreased during the last fiscal year, click fee revenue from the clients' use of the Company's technology increased from approximately $96,000 in the three-months ended October 31, 2003 to approximately $124,000 in the three-months ended October 31, 2004. While there are no guarantees these transactions or new business will mature, management believes this will be a growth market for the Company in the future.

o Raising Additional Capital - The Company is raising up to an additional $1.5 million of working capital to ensure the success of the initiative taken over the last twelve months. This additional capital will allow management the necessary resources to bring these initiatives to their successful completion.

o ADP Co-Marketing Agreement - Management is concentrating on the national rollout of the ADP Co-Marketing Agreement, which is the beginning of the Company's Special Markets Division. Since August 2004 this agreement has produced five signed pilot agreements with insurance companies or third party administrators, and has produced two verbal commitments for additional pilot agreement rollouts. In addition, there are other accounts in the sales cycle that are expected to mature into new accounts. While there are no guarantees that these pilot agreements will mature into annual or multi-year contracts, maturing these accounts past the pilot stage could produce significant claims volume. The Company would share the associated revenues with ADP Claims Services Group. To date, we have received seven signed pilot agreements as a result of this Co-Marketing agreement. One of those pilot agreements has been converted to an annual contract; the others are still in the pilot period.

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


Results of Operations
---------------------
For the three months ended October 31, 2004 compared to the three-months ended October 31, 2003.

Revenue

Total revenue for the three-months ended October 31, 2004 was $4.1 million, which is a 53% decrease from the $8.7 million of revenue for the three-months ended October 31, 2003. Collision repair management revenue decreased 55% to $3.3 million for the three-months ended October 31, 2004 from $7.4 million for the three-months ended October 31, 2003. This decrease is primarily the result of the loss of revenues from our two largest clients. During the three months ended 31, 2004 we derived 58% and 8% of our revenue from two customers. In October 2003, our largest client announced that they were selling one-half of their U.S. auto physical damage business to another insurance carrier. We have experienced approximately a $2.5 million decrease in the revenue from the three-month period ended October 31, 2003 to same period in 2004. We also experienced a decrease in revenue from our second largest customer because of a change in their state's legislation regarding a special type of insurance policy requiring a direct repair networks. We experienced approximately a $1.0 million decrease in the revenue from the three-month period ended October 31, 2003 to the same period in 2004. The Company anticipates meaningful growth in new clients based on the early results of its new co-marketing agreement with ADP Claims Services Group. However, because of the competitive nature of our business and the uncertainty of bring on enough business to offset the loss of business, we may be unable to replace revenues quickly enough to sustain profitability. However, the company's management will cut expenses in the event we are unable to obtain profitability.

Glass repair revenues decreased by approximately $239,000 from approximately $400,000 for the three months ended October 31, 2003 to approximately $161,000 for the three months ended October 31, 2004. This decrease is primarily due to the loss of our second and third largest glass customers. The Company continues to pursue additional glass customers as the glass repair business complements our core business and allows our customers to use a single source for all their repair needs.

Other revenue decreased by approximately $141,000 from approximately $695,000 for the three months ended October 31, 2003 to approximately $554,000 for the three months ended October 31, 2004. This decrease is mainly a result of the reduction in estimatic software sales and the reduction in the fee revenue generated from the claims processed as explained above.

Claims Processing Charges

Claims processing charges include the costs of collision and glass repairs paid to repair shops within our repair shop network. Claims processing charges for the three-months ended October 31, 2004 was approximately $3.2 million. This was 78% of total revenue, compared to approximately $7.1 million, or 82% of total revenue for the three-months ended October 31, 2003. Claims processing charges are primarily the costs of collision repairs paid by the Company to its collision repair shop network. The decrease in claims processing charges as a percentage of total revenue is a result of the change in the product mix with a higher percentage of higher margin products as compared to lower margin products. This also includes the growth in click fees, which are fees charged when a client uses our technology that has little to no associate cost of sale.

We are dependent upon our third party collision repair shops for insurance claims repairs. eAutoclaims currently has approximately 2,500 affiliated repair facilities in its network for claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the number of shops or the quality of service provided by collision repair shops fall below a satisfactory level leading to poor customer service, this could have a harmful effect on our business.

Selling, General And Administrative (SG&A) Expenses

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone and internet charges, legal and other professional fees, and travel expenses. SG&A expenses for the three-months ended October 31, 2004 totaled $1.3 million compared to $1.4 million for the three-months ended October 31, 2003. The decrease in SG&A expenses of approximately $110,000 in payroll is primarily due to elimination of personnel as a result of the reduced claim volume. We have maintained staff in anticipation of significant new business expected to be generated by the ADP Co-Marketing Agreement.

Payroll and benefit related expenses for the three-months ended October 31, 2004 and 2003 totaled approximately $864,000 and $975,000, which is approximately an 11% decrease. This decrease is the result of personnel and salary cuts made during the last fiscal year as described in the proceeding paragraph.

SG&A expenses also include non-cash charges of approximately $95,000 for the three-month period ended October 31, 2004. These non-cash charges include approximately $50,000 of common stock issued to pay fees to directors, approximately $25,000 of common stock issued in exchange for legal services and approximately $6,000 of common stock issued for accrued interest associated with the conversion of debt. These non-cash charges for the three-month period ended October 31, 2003 include approximately $35,000 of amortization of debenture discount and approximately $27,000 of common stock issued to pay fees to directors.

Also included in the SG&A is interest expense related to a loan from a shareholder and capital leases. This interest expense totals approximately $10,000 for the three-months ended October 31, 2004 compared to approximately $17,000 for the three-months ended October 31 2003.

Depreciation

Depreciation of property and equipment of approximately $135,000 was recognized in the three-month period ended October 31, 2004. This is compared to approximately $130,000 for the three-month periods ended October 31, 2003.

Net Income/Loss

Net loss for the three-months ended October 31, 2004 totaled approximately $546,000 compared to a net income of approximately $10,000 for the three-month period ended October 31, 2003. These amounts include non-cash expenses of approximately $230,000 and $192,000, respectively. The loss in the current fiscal quarter is due to the decrease in revenue from our two largest customers.


Liquidity and Capital Resources
-------------------------------
At October 31, 2004, we had approximately $243,000 in cash. This is a decrease of approximately $173,000 from July 31, 2004. We have a working capital deficiency of approximately $3.8 million. The primary source of our working capital during the three-month period ended October 31, 2004, was from cash flow generated by operations and available cash balance. However, there is no assurance that we will be able to continue to provide cash through operations.

As described in management's interim operating plan above, we expect to sell up to an additional $1.5 million in equity securities in the near future, which will be used for operating working capital and to pay certain past due obligations to repair facilities. We cannot assure you that we will be able to sell these securities or that such securities will be sold by us on favorable terms. If we raise additional funds for the issuance of our securities, such securities may have rights, preferences or privileges similar to those of the rights of our common stock and our stockholders may experience additional dilution. In addition, we have secured a non-cancelable line of equity from a shareholder in the amount of $2,000,000, which we do not have plans to use but could do so if necessary.

We believe that cash generated from operations and additional financing will be sufficient to meet our working capital requirements for the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period.

Debt and Contractual Obligations
--------------------------------
Our commitments for debt and other contractual arrangements as of October 31, 2004 are summarized as follows:

                                      Years ending October 31,
                           ------------------------------------------
                               2005       2006      2007      Total
                           ------------------------------------------

Property lease                220,000   227,000    19,000    466,000
Equipment lease                96,000   110,000    95,000    301,000
Loan payable to stockholder    15,000                         15,000
Convertible debenture         275,000                        275,000
Employee compensation         744,000    29,000              773,000
                           ----------------------------------------
                            1,350,000   366,000   114,000  1,830,000
                           ==========================================

The Company leases equipment and facilities under non-cancelable capital and operating leases expiring on various dates through 2007. The main operating lease consists of a 5-year lease for 30,000 square feet of a 62,000 square foot facility. The Company has an option to buy the entire facility with the associated land for $2,950,000.

As of October 31, 2004 the Company had one loan outstanding to a stockholder totaling $15,007. The loan bears interest at the rate of 12% per annum and is being paid over 18 months with principal and interest payments of $7,582 per month through December of 2004. The fair value of the loan approximates its carrying amount based on rates available to the Company for similar loans.

In October 31, 2004 the Company owed $275,000, 8% convertible note payable with a maturity date of August 2005. This note is convertible at the discretion of the creditor at a fixed rate of $0.279 per share. The interest can be paid in either cash or common shares at the Company's discretion at the end of the loan.

The Company has a two-year employment agreement with its President and Chief Executive officer. On March 27, 2003, the Board of Directors approved an Amended and Restated Employment Agreement with its President and Chief Executive Officer. The new two-year agreement specifies an annual base salary of $185,000, effective February 1, 2003 through December 31, 2003. From January 1, 2004 through February 1, 2005, the minimum annual base salary will be $200,000. The individual receives bonuses equal to 3% of the Company's earnings before interest, taxes, depreciation and amortization as defined by generally accepted accounting principles (GAAP), and may elect to receive part or the entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Each month that the Company is profitable on a GAAP basis, the individual also has the right to receive options to purchase 25,000 shares of the Company's common stock, with a term of five years at an exercise price equal to the stock's fair market value at the date of grant. These options vest over the remaining life of his contract. The individual is entitled to a $750 per month automobile allowance and $1,000 of personal allowances. The individual is entitled to up to 299% of his current base salary if the individual loses his position, unless terminated for cause. He took a voluntary pay reduction of 15% of his pay effective May 1, 2004 until the Company returns to profitability. This adjustment was reflected in the debts and contractual obligation table above.

In addition, the Company has two-year employment agreements with four other executives that expire April 30, 2006. The agreements provide for combined base salaries of $448,945 in the second year. They also receive automobile allowance ranging from $400 to $700 per month. If their contracts are not renewed they receive severance packages ranging from six to nine months of their annual compensation. These severance packages supersede the previous "Change in Control and Termination Agreements," dated April 9, 2001, that each of these executives had previously executed. These executives also took a pay reduction of 15% of their aggregated contracted amount until the Company returns to profitability. This adjustment was reflected in the debts and contractual obligation table above.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of October 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended October 31, 2004. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

                         PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

During the three-months ended October 31, 2004, the Company issued 138,888 shares of common stock to two directors in exchange for their services. These shares are being expensed over the year as they are earned. During the three-months ended October 31, 2004, the Company expensed $12,500, or 34,722 shares, which was approximately equal to the fair market value of the shares when earned. As of October 31, 2004, 104,166 of the shares of common stock issued with a fair value of $36,250 were reflected in the financial statements as a prepayment of their annual retainer.

During the three-months ended October 31, 2004, the Company issued 71,288 shares of common stock in exchange for $24,951 in legal services.

On August 2, 2004, 12 shares of preferred stock with a face value of $60,000 plus dividends of $15,757 were converted into 379,933 shares of common stock. On September 3, 2004, 12 shares of preferred stock with a face value of $60,000 plus dividends of $17,951 were converted into 389,753 shares of common stock. On October 6, 2004, 12 shares of preferred stock with a face value of $60,000 plus dividends of $18,398 were converted into 391,989 shares of common stock.

On August 24, 2004, an investor converted $25,000 of debt owed to him by the Company into 89,606 shares of common stock. In addition, interest on the debt of $5,792 was converted into 20,759 shares of common stock.

During the three-months ended October 31, 2004, Options with a strike price of $0.01 were exercised to purchase 17,500 shares of the Company's common stock.

Additionally, options to purchase 138,333 shares of common stock were canceled.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit No.     Description
----------      ------------------------
     31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

     32        Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

     32        Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

 Item 5.02    Election of a new Board Member - John K. Pennington


SIGNATURES
----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   December 14, 2004               By:  /s/ Eric Seidel
       --------------------                  ---------------
                                        Eric Seidel, President and
                                        Chief Executive Officer


Date:   December 14, 2004              By:  /s/ Scott Moore
        -------------------                 -----------------
                                        Scott Moore, Chief Financial Officer

EXHIBIT 31

                                 CERTIFICATIONS

I certify that:

1. I reviewed this report on Form 10-Q;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all materials respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

   c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 14, 2004                       /s/ Eric Seidel
     -----------------------                    -----------------------------
                                                President and C.E.O.

Date:    December 14, 2004                      /s/ Scott Moore
     ----------------------                     -----------------------------
                                                Chief Financial Officer

EXHIBIT 32
                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eAutoclaims.com, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2004 as filed with the Securities and Exchange Commission on December 14, 2004 (the "Report"), I, Eric Seidel, the President and CEO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

  1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims.com, Inc.


   /s/ Eric Seidel
-------------------------
Print Name:  Eric Seidel
Title: President & CEO
December 14, 2004



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eAutoclaims.com, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2004 as filed with the Securities and Exchange Commission on December 14, 2004 (the "Report"), I, Scott Moore, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

  1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims.com, Inc.


   /s/ Scott Moore
-------------------------
Print Name:  Scott Moore
Title:  Chief Financial Officer
December 14, 2004