Form 10-Q
period 2005-01-31
EAUTOCLAIMS, INC
filed 2005-03-17
CIK 1034694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the period ended January 31, 2005

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

                                                    [   ] Yes  [ X ] No

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, $.001 Par Value, as of February 28, 2005 was 49,616,122.

                                                              EAUTOCLAIMS, INC.


                                                             INDEX TO FORM 10-Q
--------------------------------------------------------------------------------

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                             2

   Balance Sheets                                                      3
   Statements of Operations                                            4
   Statement of Stockholders Deficiency                                5
   Statements of Cash Flows                                            6
   Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations             11

Item 3. Quantitative and Qualitative Disclosures About Market Risk    19

Item 4. Controls and Procedures                                       19

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                            20

Item 2.  Changes in Securities and Use of Proceeds                    20

Item 3. Defaults Upon Senior Securities                               22

Item 4. Submission of Matters to a Vote of Security Holders           22

Item 5.  Other Information                                            22

Item 6. Exhibits and Reports on Form 8-K                              23

Signatures                                                            23

Certifications                                                        24

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

The consolidated financial statements of eAutoclaims, Inc. (the "Company") included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended July 31, 2004.

                                                                                                   EAUTOCLAIMS, INC.

                                                                                                      BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------
                                                                                January 31, 2005       July 31, 2004
                                                                                   (unaudited)
---------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                                               $ 546,313             $ 415,549
  Accounts receivable, less allowance for doubtful accounts
    of $201,000 and $161,000 respectively                                              645,409               728,776
  Due from related parties                                                              24,431                65,431
  Prepaid expenses and other current assets                                            117,241                79,341
---------------------------------------------------------------------------------------------------------------------
         Total current assets                                                        1,333,394             1,289,097

Property and Equipment, net of accumulated depreciation
   of $1,596,258 and $1,326,462 respectively                                           922,547             1,073,409

Goodwill                                                                             1,093,843             1,093,843

Other Assets                                                                            25,800                25,800

Deferred Income Tax Asset, net of valuation
   allowance of $9,328,000 and $9,002,000 respectively                                       -                     -
---------------------------------------------------------------------------------------------------------------------
         Total Assets                                                              $ 3,375,584           $ 3,482,149
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and accrued expenses                                           $ 4,486,472           $ 4,378,858
   Note payable                                                                        100,000
   Loans payable - stockholders                                                              -                36,866
   Current portion of capital lease obligation                                          63,272                63,888
   Convertible note payable                                                            275,000
---------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                   4,924,744             4,479,612

Convertible debenture                                                                                        300,000
Capital Lease Obligation                                                               174,437               195,621
Warrant liability                                                                       27,375
---------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                           5,126,556             4,975,233

Stockholders' Deficiency:
  Convertible preferred stock - $.001 par value; authorized 5,000,000 shares,
   issued and outstanding 144 and 200 shares respectively                                    1                     1
   aggregate liquidation preference of $720,000 and $1,000,000 respectively
  Common stock - $.001 par value; authorized 100,000,000 shares, issued
   and outstanding 44,216,122 shares and 34,337,362 shares respectively                 44,216                34,338
  Additional paid-in capital                                                        23,647,715            22,171,857
  Accumulated deficit                                                              (25,442,904)          (23,699,280)
---------------------------------------------------------------------------------------------------------------------
         Stockholders' Deficiency                                                   (1,750,972)           (1,493,084)
---------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Deficiency                            $ 3,375,584           $ 3,482,149
=====================================================================================================================

See Notes to Financial Statements


                                                                                                              EAUTOCLAIMS, INC.

                                                                                                       STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------------
                                                     Three-month        Three-month           Six-month              Six-month
                                                     Period Ended      Period Ended         Period Ended           Period Ended
                                                    January 31,2005   January 31, 2004     January 31, 2005      January 31, 2004
                                                     (unaudited)        (unaudited)          (unaudited)            (unaudited)
-------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Collision repairs management                      $ 2,699,251        $ 6,494,781          $ 5,968,858           $ 13,873,193
  Glass repairs                                         107,340            288,231              268,428                688,541
  Fleet repairs management                              191,861            200,281              326,611                416,763
  Fees and other revenue                                527,117            526,066            1,081,471              1,221,372
-------------------------------------------------------------------------------------------------------------------------------
Total revenue                                         3,525,569          7,509,359            7,645,368             16,199,869
-------------------------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                           2,674,492          6,190,356            5,874,979             13,313,062
  Selling, general and administrative                 1,326,602          1,407,418            2,656,874              2,834,958
  Depreciation and amortization                         133,104            135,750              267,687                265,772
-------------------------------------------------------------------------------------------------------------------------------
Total expenses                                        4,134,198          7,733,524            8,799,540             16,413,792
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                             $ (608,629)        $ (224,165)         $(1,154,172)            $ (213,923)

Adjustment to net loss to compute loss per
 common share:
    Preferred stock dividends                           (19,273)           (24,903)             (35,401)               (49,806)
    Dividend to unit holders                           (554,051)                               (554,051)
-------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                 $(1,181,953)        $ (249,068)         $(1,743,624)            $ (263,729)
Loss per common share - basic and diluted               $ (0.03)           $ (0.01)             $ (0.05)               $ (0.01)
===============================================================================================================================

Weighted-average number of common
       shares outstanding - basic and diluted        37,681,925         23,569,733           36,521,733             23,513,950
===============================================================================================================================

See Notes to Financial Statements


                                                                                                            EAUTOCLAIMS, INC.

                                                                                        STATEMENT OF STOCKHOLDERS' DEFICIENCY
-----------------------------------------------------------------------------------------------------------------------------
Six month period ended January 31, 2005
(unaudited)                                                                       Additional
                                            Preferred Stock      Common Stock       Paid-in     Accumulated      Stockholders'
                                             Shares  Amount   Shares      Amount    Capital       Deficit         Deficiency
-----------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 2004                        200   $1    34,337,362   $34,338  $22,171,857  $(23,699,280)     $(1,493,084)

Issuance of common stock for services                          356,949       357      119,522                        119,879

Accrued dividends on preferred stock                                                                (31,401)         (31,401)

Issuance of common stock upon
   conversion of preferred stock                (48)         1,200,000     1,200       (1,200)                             0

Issuance of common stock for
   preferred stock dividends                                   355,176       355       70,451                         70,806

Conversion of convertible debenture to equity                   89,606        90       24,910                         25,000

Issuance of common stock for interest
  on convertible debt                                           45,171        45       12,558                         12,603

Redemption of preferred stock                    (8)                                  (40,000)       (4,000)         (44,000)

Proceeds from sale of common stock and
  exercise of warrants, net of costs and
  common stock warrants liability                            5,475,000     5,475      737,922                        743,397

Issuance of additional shares and warrants from
  true-up on 2004 capital raise                              2,339,358     2,339      551,712      (554,051)               0

Issuance of common stock upon exercise of                       17,500        17          (17)                             0
    options

Net loss                                                                                         (1,154,172)      (1,154,172)

-----------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2005                     144   $1    44,216,122   $44,216  $23,647,715  $(25,442,904)     $(1,750,972)
=============================================================================================================================
See Notes to Financial Statements


                                                                                            EAUTOCLAIMS, INC.

                                                                                     STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------
                                                                             Six-month            Six-month
                                                                           Period Ended         Period Ended
                                                                         January 31, 2005      January 31, 2004
                                                                           (unaudited)            (unaudited)
---------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                $(1,154,172)           $ (213,923)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
    Depreciation and amortization                                             267,687               265,772
    Amortization of discount on debentures                                                           70,430
    Common stock issued for services                                          119,879                75,833
    Common stock issued for interest                                           12,603
    Allowance for doubtful accounts                                            40,000
    Changes in operating assets and liabilities
      Accounts receivable                                                      66,367              (100,157)
      Prepaid expenses and other current assets                               (37,900)               13,376
      Accounts payable and accrued expenses                                   187,317               (92,924)
---------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                          (498,219)               18,407
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activity:
  Purchases of property and equipment                                        (116,825)             (163,839)
  Payments from related parties                                                18,000                18,000
  Payments to related parties                                                                        (1,350)
  Principal payments on shareholder loans                                     (36,866)              (39,385)
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (135,691)             (186,574)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                          743,397               163,250
  Principal payments on capital lease                                         (21,800)              (19,303)
  Proceeds from note payable                                                  100,000
  Payments on redemption of preferred stock                                   (56,923)
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     764,674               143,947
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                               130,764               (24,220)
Cash at beginning of period                                                   415,549               226,161
---------------------------------------------------------------------------------------------------------------
Cash  at end of period                                                      $ 546,313             $ 201,941
===============================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                   $ 21,115              $ 31,517
===============================================================================================================


Supplemental disclosure of noncash investing and financing activities:
===============================================================================================================
  Conversion of debentures to common stock                                   $ 25,000
===============================================================================================================
  Issuance of common stock for preferred stock dividends                     $ 70,806
===============================================================================================================
  Accrued dividends on preferred stock                                       $ 31,401              $ 49,806
===============================================================================================================
  Gross proceeds from sale of equity                                        $ 876,000
   Less costs paid to raise equity                                         $ (132,603)
---------------------------------------------------------------------------------------------------------------
  Net proceeds from sale of equity                                          $ 743,397
===============================================================================================================
  Warrant liability                                                          $ 27,375
===============================================================================================================
  Shares and warrants issued  to unit holders                               $ 554,051
===============================================================================================================

See Notes to Financial Statements

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Note 1 - Basis of presentation

The accompanying unaudited statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims, Inc. as of January 31, 2005 and its results of operations for the three and six-month periods ended January 31, 2005 and 2004 and cash flows for the six-month periods ended January 31, 2005 and 2004. Results of operations for the three and six-month period ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005.

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

                                       Three-month             Six-month
                                       period ended           period ended
                                       January 31,             January 31,
                                 ---------------------  ------------------------
                                    2005       2004         2005        2004
                                 ---------------------  ------------------------

Net loss                         $(608,629) $(224,165)  $($1,154,172) $(213,923)

Deduct total stock based
employee compensation expense
determined under fair value
based methods for all awards       (16,733)   (96,039)       (33,465)   (96,039)
                                 ---------------------  ------------------------
Adjusted net loss                $(625,362) $(320,204)   $(1,187,637) $(309,962)
                                 =====================   =======================


Basic and diluted net loss per
 share as reported                   $(.03)     $(.01)         $(.05)     $(.01)
Pro forma basic and diluted loss
 per share                           $(.02)     $(.01)         $(.03)     $(.02)

Note 2 - Per share calculations

Basic loss per share is computed as net loss available to common stockholders' divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. As of January 31, 2005 and 2004, 26,493,938 and 7,203,316 options and warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be antidilutive. Additionally, as of January 31, 2005 and 2004, 5,665,663 and 8,725,269 of shares, respectively, that would be issuable upon conversion of convertible securities plus accrued interest were excluded from the dilutive loss per share computation, as their effect would be antidilutive.

Note 3 - Note Payable

The Company entered into temporary financing through a $100,000, 90 day, 5.25% bank loan in order to pay certain debts. This note was initially guaranteed by a shareholder until the Company relieved the shareholder from that guarantee once funds from the equity investments were received.


Note 4 - Equity Transactions

During the six-months ended January 31, 2005, the Company issued 285,661 shares of common stock to two directors in exchange for their services. These shares are being expensed over the year as they are earned. During the six-months ended January 31, 2005, the Company expensed approximately $65,000, or 181,495 shares, which was approximately equal to the fair market value of the shares when earned. As of January 31, 2005, 104,166 of the shares of common stock issued with a fair value of $37,500 were reflected in the financial statements as a prepayment of their annual retainer.

During the six-months ended January 31, 2005, the Company issued 71,288 shares of common stock in exchange for $24,951 in legal services.

In the six-months ended January 31, 2005, 48 shares of preferred stock with a face value of $240,000 plus dividends of $70,806 were converted into 1,555,176 shares of common stock. Also in January 2005 the Company elected to redeem 8 shares of preferred stock with a face value of $40,000 and $12,923 of accrued dividends for $56,923, which included a ten percent premium of $4,000.

On August 24, 2004, an investor converted $25,000 of debt owed to him by the Company into 89,606 shares of common stock. In addition, interest on the debt of $5,792 was converted into 20,759 shares of common stock.

During the six-months ended January 31, 2005, the Company issued options to purchase 62,500 shares of common stock to three Board members for services rendered in accordance with an approved compensation plan. The Company also issued an option to purchase 1,000 shares of common stock to an employee under an approved compensation plan. All options issued had strike prices of $0.24 to $0.30 per share, which was the market price at the date of issuance.

Options to purchase 17,500 shares of the Company's common stock with a strike price of $0.01 per share were exercised by a consultant. Additionally, options to purchase 180,499 shares of common stock were canceled.

During January 2005, the Company raised $876,000 from the sale of 5,475,000 Units at $0.16 per Unit to four (4) investors. Each Unit consists of one (1) share of common stock and one-half (1/2), 3-year, common stock purchase warrant with an exercise price of $0.30 per share. The warrants are not callable during their first year. After the first year, the Company has the right to call the warrants for nominal consideration at the average closing per share if any 20 consecutive trading days exceeds the warrant exercise price by $.50 or more. The warrants contain "full ratchet" anti-dilution protection to avoid dilution of the equity interest represented by the underlying shares upon the occurrence of certain events, such as share dividends or stock splits or the issuance of equity securities with an issuance, conversion or exercise price less than $.30

The Company paid Noble International Investment, Inc. ("Noble") total commissions and expenses of $91,980 in connection with the issuance of these securities and incurred $13,248 of other expenses. Noble also earned placement agent warrants to purchase 821,250 Units at $0.16 per Unit.

Pursuant to the terms of the registration rights agreement entered in connection with the transaction, within 30 days of the closing of the private placement, the Company was required to file with the Securities and Exchange Commission (the "SEC") a registration statement under the Securities Act of 1933, as amended, covering the resale of all the common stock purchased and the common stock underlying the warrants. Additionally, within 120 days of closing, the Company was required to cause such registration statement to become effective. The registration rights agreement further provided that if a registration statement is not filed, or does not become effective, within the defined time periods, then in addition to any other rights the holders may have, the Company would be required to pay each holder up to 10% additional shares of stock, as damages. The registration statement was filed within the allowed time and was declared effective as of March 8, 2005. Therefore, no additional shares will be issued as damages.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company's Own Stock," and the terms of the warrants and the transaction documents, the warrants were accounted for as a liability. On March 8, 2005, the registration statement covering the shares underlying the warrants was declared effective. Accordingly, the fair value of the warrants at that date will be reclassified to additional paid in capital.

In order to obtain an appropriate valuation of the warrants that were issued as of January 31, 2005, in connection with the offering of the units, issuance of placement warrants and the $250,000 convertible debenture the Company hired an investment banker. The investment banker employed several valuation models and provided a valuation of $0.01 to $0.015 per warrant. The Company estimated the value of each warrant to be $0.01

Also, as part of the provisions of the sales of equities in March through May of 2004 there is a requirement to meet certain claims volume targets under the ADP Co-Marketing Agreement. If we fail to meet those targets, up to 100% of the original Units (as defined in that document) would have to be issued to those 2004 investors for no additional consideration (True up). In order to help resolve this open issue, in December 2004 we offered the 2004 investors 50% of the total potential True up Units in exchange for releasing the Company from the remaining target volume commitment. Investors representing 4,678,716 of these units accepted our offer. We therefore granted 2,339,358 units to the investors that agreed to the True Up amendment. We are still subject to the target volumes on the remaining 4,325,713 units and the 790,200 placement agent unit warrants if they are exercised. As part of that agreement we gave them piggyback registration rights on these units, which were registered along with the securities described above.


Note 5 - Additional information

The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 44,216,122 indicated by the Company's records. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.


Note 6 - Subsequent Event

During February 2005, the Company raised an additional $848,000 from the sale of 5,300,000 Units at $0.16 per Unit to six (6) investors. Each Unit consists of one (1) share of common stock and one-half (1/2), 3-year, common stock purchase warrant with an exercise price of $0.30 per share. The Company paid Noble commissions and expenses of $89,040 in connection with the issuance of these securities. Noble also earned placement agent warrants to purchase 795,000 Units at $0.16 per Unit. In addition, the Board agreed to issue the Company's legal counsel 940,000 shares of the Company's common stock as part of his fee for counsel and services rendered relating to the sale of these equity securities.

On February 22, 2005, the Company entered into a twelve month Investor Relations Consulting Agreement. The Consultant will provide various investor relations services for $6,500 per month plus 250,000 shares of the Company's common stock. Either party can terminate the agreement after five months.

On March 1, 2005, the Company evaluated the claims volume that it had received from customers generated by the ADP Claims Service Group Co-marketing agreement as specified in the subscription agreements from the 2004 capital raise. In accordance with those agreements, the Company did not meet the minimum volume requirements and therefore had to issue 2,162,857 Units (one share of common stock and one, 3-year, $0.16 warrant to purchase a common share). These units caused the Company to record a stock dividend to these shareholders valued at approximately $476,000.

On March 1, 2005 the holder of the Company's series A, preferred stock converted 12 shares of the preferred stock with a face value of $60,000, plus accrued dividends of $19,660, for 398,301 shares of the Company's common stock. Also, in February 2005 the Company elected to redeem 16 shares of preferred stock with a face value of $80,000 and $25,775 of accrued dividends for $113,775, which included a ten percent premium of $8,000.

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

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounts for 86% and 85% of the revenue for the six and three-months ended January 31, 2005, respectively. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $65 per claim depending upon the level of service required. For the six and three-months ended January 31, 2005, 14% and 15%, respectively, of the revenue has been received from claims processing fees and other income. Other income consists mostly of the sale of estimating software, fees from service partners (ASP fees) and subrogation income.


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

 o The Company has discretion in supplier selection. Through the use of software, the Company prioritizes which repair facility is used based on the efficiency and effectiveness of the repair faciolity, and

 o The Company has credit risk. The Company is responsible to pay the repair facility even if the customer does not pay for the repair.

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

The revenue generated from a co-marketing agreement with the ADP Claims Services Group (ADP) will be recorded net of the repair costs because in the agreement the Company is performing a fee for service. The insurance company is the customer of ADP, who will be collecting the revenue and paying the shop. The first claims from this agreement were processed in the six-month period ended January 31, 2005.

The Company maintains an allowance for doubtful accounts for losses that they estimate will arise from the customers' inability to make required payments. Collectability of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At January 31, 2005 the allowance for doubtful accounts was approximately $201,000.


Accounting for Income taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $9,328,000 at January 31, 2005. The deferred tax asset consists mainly of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company is still attempting to return to profitability.

Because of the income tax regulations on net operating loss carryforwards, the sale of additional shares to outside investors may impose limits on the amount of the loss that can be used to offset income in future periods. The Company will be evaluating this requirement in the coming months to determine what limits if any may apply.

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

At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business. No charge for impairment of this asset was considered to be necessary as of January 31, 2005.

Management's Interim Operating Plan

Four separate events happened during the second half of the 2004 fiscal year and in September 2004 that has impacted the Company's financial position. First, our largest customer, sold a substantial part of its U.S. based auto physical damage business. Starting in January 2004, the business was expected to decrease one-twelfth each month for one year; however, the reduction in policy run-off accelerated in the last three months of the fiscal year and the expected drop in revenue has already occurred. Second, we experienced a significant decrease in revenue from our second largest customer because of a change in their state's legislation regarding a special type of insurance policy requiring a direct repair networks. That decrease in revenue also occurred in the second half of the 2004 fiscal year. Third, in August and September 2004 our office was threatened by four hurricanes, two of which impacted our community and operations. While our facilities withstood the hurricanes, it interrupted our claims assignment stream for several days; thereby, reducing revenue and cash flow. It also caused us to incur additional expenses to insure that our business process would not be interrupted in the future. Fourth, the ADP Co-Marketing Agreement took longer to implement than expected. Specifically, there has been a time lag involved between when we anticipated rolling out the ADP Sales & Marketing efforts on a national basis and the actual time that this event has occurred. While we are still very optimistic about the opportunities presented with the ADP Co-Marketing Agreement, the effect of a delay has resulted in the Company incurring additional expenses for carrying support personnel and ramping for the remainder of fiscal 2004 and the first half of fiscal 2005.

As a result of these events, management is currently taking the following actions that are expected to positively impact the Company's financial position:

 o Rolling out Higher Margin Product Lines - Management is leveraging internally developed ASP/technologies that will allowother companies in related industries to significantly reduce labor costs and improve operating efficiencies. These technologies have already been implemented in the Company's operating processes and have shown themselves to be of significant value. By modifying the interface to these technologies, the Company can produce significant click fee revenue without adding significant operating costs. The target market for these technologies will include a wide range of organizations, including the largest (tier 1) insurance companies. The Company's management believes this additional product line will result in a greater growth in high volume, high margin revenues that will have a meaningful impact to the Company's bottom-line. Management started this process in fiscal year 2004. While total revenues decreased during the last fiscal year, click fee revenue from the clients' use of the Company's technology increased from approximately $116,000 in the three-months ended January 31, 2004 to approximately $124,000 in the three-months ended January 31, 2005 and increased from approximately $213,000 in the six-months ended January 31, 2004 to $247,000 in the six-months ended January 31, 2005. This increase came even though collision outsourcing revenue, which help drive the results, was significantly reduced during that same period. While there are no guarantees these transactions or new business will mature, management believes this will be a growth market for the Company in the future.

 o Raising Additional Capital - The Company has an option to purchase the building we are currently renting. The fair market value of the building is estimated to be approximately $1 million more than the Company's option price for the property. Management is currently exploring ways to leverage this option to obtain additional working capital, but no agreement has been reached, nor do we know how much we could raise from this transaction if one was completed.

 o ADP Co-Marketing Agreement - Management is concentrating on the national rollout of the ADP Co-Marketing Agreement, which is the beginning of the Company's Special Markets Division. Since August 2004 this agreement has produced eight signed pilot agreements with insurance companies or third party administrators, and has produced two annual agreements after the pilot periods were completed. In addition, there are other accounts in the sales cycle that are expected to mature into new accounts. While there are no guarantees that these pilot agreements will mature into annual or multi-year contracts, maturing these accounts past the pilot stage could produce significant claims volume. The Company would share the associated revenues with ADP Claims Services Group.

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

RESULTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 2005 COMPARED TO THE SIX AND THREE-MONTHS ENDED JANUARY 31, 2004.

Revenue

Total revenue for the six-months ended January 31, 2005 was approximately $7.6 million, which is a 53% decrease from approximately $16.2 million of total revenue for the six-months ended January 31, 2004. Total revenue for the three-months ended January 31, 2005 was approximately $3.5 million. This represents a 53% decrease from approximately $7.5 million of total revenue for three-months ended January 31, 2004. The change in the six and three-month total revenue is the net effect of changes in collision repair revenue, glass repair revenue and fees and other revenue as described below.

The decrease in collision repair management revenue is primarily the result of the loss of revenues from our two largest clients. During the six months ended January 31, 2005 we derived 57% and 8% of our revenue from our two largest clients. In October 2003 our largest client announced that they were selling one half of their U.S. auto physical damage business to another insurance carrier. We have experienced approximately a $2.5 million decrease from revenue from the three-month period ended January 31, 2004 to the same period in 2005 and approximately $5.3 million decrease in revenue from the six months period ended January 31, 2004 to the same period in 2005. We also experienced a decrease in revenue from our second largest customer because of a change in their state's legislation regarding a special type of insurance policy requiring a direct repair network. We experienced approximately $1.0 million decrease in revenue from the three month period ended January 31, 2004 to the same period in 2005 and approximately $2.0 million decrease in revenue from the six months period ended January 31, 2004 to the same period in 2005. The quarter ended April 30, 2004 is the period that the Company started to experience the biggest decrease in revenue from its two largest customers. Therefore, the largest contrast in revenue is shown between this three-month period ended January 31, 2005 and the three-month period ending January 31, 2004.

Fees and other revenue decreased from $1.2 million to $1.1 million, or 11% for the six months ended January 31, 2005 compared to the six-months ended January 31, 2004. The six-month decrease is mainly a result of a reduction in file handling fees from the reduced collision repair management revenue, and was partially offset by an increase in the click fee revenue as explained above in the management interim operating plan. Fees and other revenue for the three-months ended January 31, 2005 of approximately $527,000 were slightly higher compared to $526,000 for the three-months ended January 31, 2004. The slight increase is a result of the increases in estimatic software revenue and click fee revenue more than offsetting the reduction in the file handling fees from the collision repair management product.

Glass repair revenues decreased by 61% and 63% for the six and three-months ended January 31, 2005 compared to the six and three-months ended January 31, 2004. This decrease is primarily due to the loss of our second and third largest glass customers. The Company continues to pursue additional glass customers as the glass repair business complements our core business and allows our customer to use a single source for all of their repair needs.

Claims Processing Charges

Claims processing charges include the costs of collision and glass repairs paid to repair shops within our repair shop network, as well as the cost of the estimating software sold to the Company's network of shops. Claims processing charges for the six and three-months ended January 31, 2005 was $5.9 million and $2.7 million, respectively. This was 77% and 76% of total revenue for the six and three-months ended January 31, 2005, compared to 82% for both the six and three-months ended January 31, 2004. The reduction in claims processing charges as a percentage of total revenue is a result of the change in the percentage of revenue generated from higher margin products as well as the increased emphasis in click fees. If revenues from customers generated by the ADP Co-marketing agreement grow as management expects, the margins will continue to increase.

eAutoclaims currently has approximately 2,500 affiliated repair facilities in its network for claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. We are dependent upon these third party collision repair shops for insurance claims repairs. If the number of shops or the quality of service provided by collision repair shops fall below a satisfactory level leading to poor customer service, this could have a harmful effect on our business.

Selling, General and Administrative (SG&A) Expenses

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone charges, professional fees, advertising costs, and travel expenses. SG&A expenses for the six and three-months ended January 31, 2005 totaled approximately $2.7 and $1.3 million, respectively. This is compared to approximately $2.8 and $1.4 million for the six and three-months ended January 31, 2004. The decrease in SG&A expenses of approximately $200,000 and $100,000 for the six and three-month periods ended January 31, 2005 is primarily due to lower personnel costs that comes with reduced claims volume. We have maintained staff in anticipation of significant new business expected to be generated by the ADP Co-Marketing Agreement.

Payroll and benefit related expenses for the six-months ended January 31, 2005 and 2004 totaled approximately $1.7 million and $1.9 million, which is approximately a 10% decrease. Payroll and benefit related expenses for the three-months ended January 31, 2005 and 2004 totaled approximately $858,000 and $937,000, which is approximately an 8% decrease. These decreases are the result of personnel and salary reductions made during the last fiscal year as described in the proceeding paragraph.

SG&A expenses also include non-cash charges of approximately $172,000 and $84,000 for the six and three-month period ended January 31, 2005, respectively. These non-cash charges include approximately $120,000 and $46,000 of common stock issued to pay for services (fees to Directors and an attorney), respectively. SG&A expenses also include non-cash charges of approximately $146,000 and $79,000 for the six and three-month period ended January 31, 2004, respectively. These non-cash charges include approximately $70,000 and $35,000 of amortization of debenture discount and approximately $76,000 and $49,000 of common stock issued to pay fees to directors, respectively.

Also included in the SG&A is interest expense related to a loan from a shareholder, capital leases and a convertible note payable. This interest expense totals approximately $21,000 and $11,000 for the six and three-months ended January 31, 2005 compared to approximately $31,000 and $14,000 for the six and three-months ended January 31, 2004. There was no interest income from cash reserves for the six or three-months ended January 31, 2005 compared to approximately $2,000 and $1,000 for the six and three-months ended January 31, 2004, respectively.

Depreciation

Depreciation of property and equipment of approximately $268,000 and $133,000 was recognized in the six and three-months ended January 31, 2005. This is compared to approximately $266,000 and $136,000 for the six and three-months ended January 31, 2004.

Net Loss

The net loss for the six and three-months ended January 31, 2005 totaled approximately $1,154,000 and $610,000 compared to a net loss of approximately $214,000 and $224,000 from the six and three-months ended January 31, 2004. The net loss amounts include non-cash expenses of approximately $440,000 and $212,000 for the six and three-months ended January 31, 2005, respectively. The net loss amounts for the six and three-months ended January 31, 2004 include non-cash expenses of approximately $412,000 and $220,000, respectively. The increase in the loss is primarily due to the decrease in revenue from our two largest customers as explained above.

Forecast of Profitability

As a result of recent delays in the rollout of several key customers, management does not expect to achieve its previously announced profit projections until future periods. Management expects to return to profitability during the fourth quarter of the fiscal year ended July 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2005, we had approximately $546,000 in cash. This is an increase of approximately $130,000 from July 31, 2004. We have a working capital deficiency of approximately $3.6 million as of January 31, 2005 as compared to $4.9 million as of January 31, 2004. The decrease in the deficiency is a result of the capital raised during 2004 and January 2005, which was partially offset by operating losses.

The primary source of our working capital during the since July 31, 2004, was from cash provided by the sale of $1,724,000 of equity securities, which netted $1,543,000 after commissions. The equity securities consisted of 5,475,000 shares of common stock and 2,737,500 3-year warrants for common stock with an exercise price of $0.30 per share. We registered these securities for resale under the Securities Act of 1933, as amended. This registration statement was declared effective on March 8, 2005

In January 2005, we also entered into temporary financing through a $100,000, 90 day, 5.25% bank loan in order to pay certain debts. This note was initially guaranteed by a shareholder until the Company relieved the shareholder from that guarantee as the funds from the equity investments were received.


We believe that cash generated from our operations, the effect of recent cost cutting initiatives, the roll out of higher margin product lines through ASP models and click fees, and the capital provided from our recent private placement of securities should satisfy our short-term working capital needs through the end of fiscal year 2005. However, there is no assurance that we will continue to make up the loss of business from our largest customer. In addition, we are subject to the risk that new contracts with larger insurance companies pursuant to our ADP Co. Marketing Agreement will not come on line as anticipated. Generally, it takes longer to procure a contract with a larger national carrier than smaller regional or local carriers. However, many larger carriers are currently evaluating our service. Larger carriers have an immediate positive impact on the earning of the Company when implemented. Our estimate of having sufficient working capital through the end of our current fiscal year is a forward looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for the remainder of our fiscal year.

The Company has an option to purchase the building we are currently renting. The fair market value of the building is estimated to be approximately $1 million more than the Company's option price for the property. Management is currently exploring ways to leverage this option to obtain additional working capital. However, we cannot assure you that we will be able to leverage this option or that we will be able to raise additional capital or that such capital will be available to us on favorable terms.

If we require additional capital, there is no assurance we will be able to raise such capital through the sale of our debt or equity securities. If we raise additional capital from the issuance of our securities, such securities may have rights, preferences or privileges superior to those of the rights of our common stock, and our stockholders may experience additional substantial dilution.

Our principle commitments at January 31, 2005 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

Inflation

We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

Seasonality

The Company typically experiences a slow down in revenue during November and December each year. Consumers tend to delay repairing their vehicles during the holidays.

Debt and Contractual Obligations

Our commitments for debt and other contractual arrangements as of January 31, 2005 are summarized as follows:

                                                 Years ending January 31,
                         -------------------------------------------------------
                             2006            2007           2008          Total
                         -------------------------------------------------------
Property lease             $222,000       $190,000                      $412,000
Equipment lease             119,000        107,000        $70,000        296,000
Convertible debenture       275,000                                      275,000
Employee compensation       441,000        170,000                       611,000
                         -------------------------------------------------------
                         $1,057,000       $467,000        $70,000     $1,594,000
                         =======================================================

The Company leases equipment and facilities under non-cancelable capital and operating leases expiring on various dates through 2007. The main operating lease consists of a 5-year lease for 30,000 square feet of a 62,000 square foot facility. The Company has an option to buy the entire facility with the associated land for $2,950,000, less certain credits for portions of the rent paid through December 2004.

At January 31, 2005 the Company owed $275,000, 8% convertible note payable with a maturity date of August 2005. This note is convertible at the discretion of the creditor at a fixed rate of $0.279 per share. The interest can be paid in either cash or common shares at the Company's discretion at the end of the loan.

The Company had a two-year employment agreement with its President and Chief Executive Officer (CEO) that expired on February 1, 2005. The Compensation Committee and the President and CEO are currently working to extend that agreement. If the agreement is not extended then the expired agreement states that the President and CEO is due two years compensation in a lump sum payment.

In addition, the Company has two-year employment agreements with four other executives that expire April 30, 2005. They also receive automobile allowance ranging from $400 to $700 per month. If their contracts are not renewed they receive severance packages ranging from six to nine months of their annual compensation. These severance packages supersede the previous "Change in Control and Termination Agreements," dated April 9, 2001, that each of these executives had previously executed. These executives also took a pay reduction of 15% of their aggregated contracted amount until the Company returns to profitability. This adjustment was reflected in the debts and contractual obligation table above.


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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of January 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended January 31, 2005. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceeds outside the ordinary course of business or that is estimated to potentially have a material impact to the Company's financial condition.


ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

During the six-months ended January 31, 2005, the Company issued 285,661 shares of common stock to two directors in exchange for their services. These shares are being expensed over the year as they are earned. During the six-months ended January 31, 2005, the Company expensed approximately $65,000, or 181,495 shares, which was approximately equal to the fair market value of the shares when earned. As of January 31, 2005, 104,166 of the shares of common stock issued with a fair value of $37,500 were reflected in the financial statements as a prepayment of their annual retainer.

During the six-months ended January 31, 2005, the Company issued 71,288 shares of common stock in exchange for $24,951 in legal services.

In the six-months ended January 31, 2005, 48 shares of preferred stock with a face value of $240,000 plus dividends of $70,806 were converted into 1,555,176 shares of common stock. Also in January 2005 the Company elected to redeem 8 shares of preferred stock with a face value of $40,000 and $12,922 of accrued dividends for $56,922, which included a ten percent premium of $4,000.

On August 24, 2004, an investor converted $25,000 of debt owed to him by the Company into 89,606 shares of common stock. In addition, interest on the debt of $5,792 was converted into 20,759 shares of common stock.

During the six-months ended January 31, 2005, the Company issued options to purchase 62,500 shares of common stock to three Board members for services rendered in accordance with an approved compensation plan. The Company also issued an option to purchase 1,000 shares of common stock to an employee under an approved compensation plan. All options issued had strike prices of $0.24 to $0.30 per share, which was the market price at the date of issuance.

Options to purchase 17,500 shares of the Company's common stock with a strike price of $0.01 per share were exercised by a consultant. Additionally, options to purchase 180,499 shares of common stock were canceled.

During January 2005, the Company raised $876,000 from the sale of 5,475,000 Units at $0.16 per Unit to four (4) investors. Each Unit consists of one (1) share of common stock and one-half (1/2), 3-year, common stock purchase warrant with an exercise price of $0.30 per share. The warrants are not callable during their first year. After the first year, we have the right to call the warrants for nominal consideration at the average closing per share for any 20 consecutive trading days exceeds the warrant exercise price by $.50 or more. The warrants contain "full ratchet" anti-dilution protection to avoid dilution of the equity interest represented by the underlying shares upon the occurrence of certain events, such as share dividends or stock splits or the issuance of equity securities with an issuance, conversion or exercise price less than $.30

The Company paid Noble International Investment, Inc. ("Noble") total commissions and expenses of $91,980 in connection with the issuance of these securities and incurred $13,248 of other expenses. Noble also earned placement agent warrants to purchase 821,250 Units at $0.16 per Unit.

Pursuant to the terms of the registration rights agreement entered in connection with the transaction, within 30 days of the closing of the private placement, the Company was required to file with the Securities and Exchange Commission (the "SEC") a registration statement under the Securities Act of 1933, as amended, covering the resale of all the common stock purchased and the common stock underlying the warrants. Additionally, within 120 days of closing, the Company was required to cause such registration statement to become effective. The registration rights agreement further provided that if a registration statement is not filed, or does not become effective, within the defined time periods, then in addition to any other rights the holders may have, the Company would be required to pay each holder up to 10% additional shares of stock, as damages. The registration statement was filed within the allowed time and was declared effective as of March 8, 2005. Therefore, no additional shares will be issued as damages.

In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," and the terms of the warrants and the transaction documents, the warrants were accounted for as a liability. On March 8, 2005, the registration statement covering the shares underlying the warrants was declared effective. Accordingly, the fair value of the warrants at that date will be reclassified to additional paid in capital.

In order to obtain an appropriate valuation of the warrants that were issued as of January 31, 2005, in connection with the offering of the units, issuance of placement warrants and the $250,000 convertible debenture the Company hired an investment banker. The investment banker employed several valuation models and provided a valuation of $0.01 to $0.015 per warrant. The Company estimated the value of each warrant to be $0.01

Also, as part of the provisions of the sales of equities in March through May of 2004 there is a requirement to meet certain claims volume targets under the ADP Co-Marketing Agreement. If we fail to meet those targets, up to 100% of the original Units (as defined in that document) would have to be issued to those 2004 investors for no additional consideration (True up). In order to help resolve this open issue, in December 2004 we offered the 2004 investors 50% of the total potential True up Units in exchange for releasing the Company from the remaining target volume commitment. Investors representing 4,678,716 of these units accepted our offer. We therefore granted 2,339,358 units to the investors that agree to the True Up amendment. We are still subject to the target volumes on the remaining 4,325,713 units and the 790,200 placement agent unit warrants if they are exercised. As part of that agreement we gave them piggyback registration rights on these units, which were registered along with the securities described above.

Subsequent to January 31, 2005:

During February 2005, the Company raised an additional $848,000 from the sale of 5,300,000 Units at $0.16 per Unit to six (6) investors. Each Unit consists of one (1) share of common stock and one-half (1/2), 3-year, common stock purchase warrant with an exercise price of $0.30 per share. The Company paid Noble commissions and expenses of $89,040 in connection with the issuance of these securities. Noble also earned placement agent warrants to purchase 795,000 Units at $0.16 per Unit. In addition, the Board agreed to issue the Company's legal counsel 940,000 shares of the Company's common stock as part of his fee for counsel and services rendered relating to the sale of these equity securities.

On February 22, 2005, the Company entered into a twelve month Investor Relations Consulting Agreement. The Consultant will provide various investor relations services for $6,500 per month plus 250,000 shares of the Company's common stock. Either party can terminate the agreement after five months.

On March 1, 2005, the Company evaluated the claims volume that it had received from customers generated by the ADP Claims Service Group Co-marketing agreement as specified in the subscription agreements from the 2004 capital raise. In accordance with those agreements, the Company did not meet the minimum volume requirements and therefore had to issue 2,162,857 Units (one share of common stock and one, 3-year, $0.35 warrant to purchase a common share). These units caused the Company to record a stock dividend to these shareholders valued at approximately $476,000.

On March 1, 2005 the holder of the Company's series A, preferred stock converted 12 shares of the preferred stock with a face value of $60,000, plus accrued dividends of $19,660, for 398,301 shares of the Company's common stock. Also, in February 2005 the Company elected to redeem 16 shares of preferred stock with a face value of $80,000 and $25,775 of accrued dividends for $113,775, which included a ten percent premium of $8,000.


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

Exhibit No.                                 Description

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

10.60  Unit Purchase Warrant.
10.61  Placement Agent Agreement.

  (b) Reports on Form 8-K

         Filed February 4, 2005 - Item 3.02 and 3.03 Sale of unregistered securities.

         Filed March 1, 2005 - Item 3.02 and 3.03 Sale of unregistered securities - Amended.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   March 17, 2005                  By:      /s/ Eric Seidel
        -------------------             -------------------------------------
                                        Eric Seidel, Chief Executive Officer


                                        By:      /s/ Scott Moore
                                        ------------------------------------
                                        Scott Moore, Chief Financial Officer

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



Date:     March 17, 2005                      /s/ Eric Seidel
     ------------------------                 -----------------------
                                              President and C.E.O.



Date:     March 17, 2005                      /s/ Scott Moore
     ------------------------                 -----------------------
                                              Chief financial Officer

EXHIBIT 32
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of eAutoclaims, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2005 as filed with the Securities and Exchange Commission on March 17, 2005 (the "Report"), I, Eric Seidel, the President and CEO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims, Inc.

   /s/ Eric Seidel

Print Name:  Eric Seidel
Title: President & CEO
March 17, 2005



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of eAutoclaims, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2005 as filed with the Securities and Exchange Commission on March 17, 2005 (the "Report"), I, Scott Moore, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims, Inc.

   /s/ Scott Moore

Print Name:  Scott Moore
Title:  Chief Financial Officer
March 17, 2005