Form 10-Q
period 2005-04-30
EAUTOCLAIMS, INC
filed 2005-06-14
CIK 1034694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended April 30, 2005

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

                                        [    ] Yes  [ X ] No

          Indicate the number of shares outstanding of each of the Issuer's classes of common stock, $.001 Par Value, as of May 31, 2005 was 54,671,033.

                                                               EAUTOCLAIMS, INC.


                                                              INDEX TO FORM 10-Q
--------------------------------------------------------------------------------


                                     PART I

                              FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements                                2

   Balance Sheets                                                        3
   Statements of Operations                                              4
   Statement of Stockholders Deficiency                                  5
   Statements of Cash Flows                                              6
   Notes to Consolidated Financial Statements                            7

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                12

Item 3. Quantitative and Qualitative Disclosures About Market Risk      21

Item 4. Controls and Procedures                                         21

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings                                               22

Item 2. Changes in Securities and Use of Proceeds                       22

Item 3. Defaults Upon Senior Securities                                 24
Item 4. Submission of Matters to a Vote of Security Holders             24

Item 5. Other Information                                               24

Item 6. Exhibits and Reports on Form 8-K                                24

Signatures                                                              25

Certifications                                                          26

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


                                                                                                         EAUTOCLAIMS, INC.

                                                                                                            BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------
                                                                                      April 30, 2005         July 31, 2004
                                                                                      (unaudited)
--------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                                                      $ 416,231            $ 415,549
  Accounts receivable, less allowance for doubtful accounts
    of $206,000 and $161,000 respectively                                                     729,234              728,776
  Due from related parties                                                                     15,431               65,431
  Prepaid expenses and other current assets                                                   109,779               79,341
--------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                               1,270,675            1,289,097

Property and Equipment, net of accumulated depreciation                                       859,456            1,073,409

Goodwill                                                                                    1,093,843            1,093,843

Other Assets                                                                                   25,800               25,800

Deferred Income Tax Asset, net of valuation
   allowance of $9,648,000 and $9,002,000 respectively                                              -                    -
--------------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                     $ 3,249,774          $ 3,482,149
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and accrued expenses                                                  $ 4,504,969          $ 4,378,858
   Loans payable - stockholders                                                                     -               36,866
   Current portion of capital lease obligation                                                 86,337               63,888
   Convertible debenture                                                                      275,000
--------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                          4,866,306            4,479,612

Convertible debenture                                                                                              300,000
Capital Lease Obligation, net of current portion                                              130,041              195,621
--------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                  4,996,347            4,975,233

Stockholders' Deficiency:
  Convertible preferred stock - $.001 par value; authorized 5,000,000 shares,
   issued and outstanding 104 and 200 shares respectively                                           1                    1
   aggregate liquidation preference of $520,000 and $1,000,000 respectively
  Common stock - $.001 par value; authorized 100,000,000 shares, issued
   and outstanding 54,496,033 shares and 34,337,362 shares, respectively                       54,496               34,338
  Additional paid-in capital                                                               24,867,468           22,171,857
  Accumulated deficit                                                                     (26,668,538)         (23,699,280)
--------------------------------------------------------------------------------------------------------------------------
         Stockholders' Deficiency                                                          (1,746,573)          (1,493,084)
--------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Deficiency                                   $ 3,249,774          $ 3,482,149
==========================================================================================================================

See Notes to Financial Statements


                                                                                                                  EAUTOCLAIMS, INC.

                                                                                                           STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
                                                Three-month             Three-month             Nine-month            Nine-month
                                                Period Ended           Period Ended            Period Ended          Period Ended
                                              April 30, 2005          April 30, 2004          April 30, 2005        April 30, 2004
                                                (unaudited)             (unaudited)             (unaudited)           (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Collision repairs management                  $ 2,793,224            $ 5,509,078             $ 8,762,082           $19,382,272
  Glass repairs                                     104,405                288,064                 372,833               976,605
  Fleet repairs management                          181,446                155,958                 508,057               572,720
  Fees and other revenue                            473,123                610,122               1,554,594             1,831,493
------------------------------------------------------------------------------------------------------------------------------------
Total revenue                                     3,552,198              6,563,222              11,197,566            22,763,090
------------------------------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                       2,689,195              5,368,369               8,564,174            18,681,432
  Selling, general and administrative             1,512,695              2,401,353               4,169,569             5,236,311
  Depreciation and amortization                     123,981                131,836                 391,668               397,608
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                    4,325,871              7,901,558              13,125,411            24,315,351
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                         $ (773,673)           $(1,338,336)            $(1,927,845)          $(1,552,261)

Adjustment to net loss to compute loss
 per common share:
    Preferred stock dividends                       (15,273)               (22,564)                (42,790)              (72,370)
    Dividend to unit holders                       (432,572)                                      (986,623)
------------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock             $(1,221,518)           $(1,360,900)            $(2,957,258)          $(1,624,631)
====================================================================================================================================
Loss per common share - basic and diluted           $ (0.02)               $ (0.06)                $ (0.07)              $ (0.07)
====================================================================================================================================

Weighted-average number of common
       shares outstanding - basic and diluted    51,529,115             24,666,084              41,231,707            24,620,543
====================================================================================================================================

See Notes to Financial Statements


                                                                                                          EAUTOCLAIMS, INC.

                                                                                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
---------------------------------------------------------------------------------------------------------------------------
Nine month period ended April 30, 2005
               (unaudited) Additional
                                             Preferred Stock      Common Stock     Paid-in     Accumulated   Stockholders'
                                              Shares  Amount    Shares    Amount   Capital       Deficit       Deficiency
---------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 2004                        200      $1  34,337,362  $34,338  $22,171,857  $(23,699,280)    $(1,493,084)

Issuance of common stock for services                           708,736      709      180,170                       180,879

Accrued dividends on preferred stock                                                                (42,790)        (42,790)

Issuance of common stock upon
   conversion of preferred stock                (72)          1,800,000    1,800       (1,800)                            0

Issuance of common stock for
   preferred stock dividends                                    547,877      547      108,798                       109,346

Conversion of convertible debenture to equity                    89,606       90       24,910                        25,000

Issuance of common stock for interest
  on convertible debt                                            77,734       78       17,889                        17,967

Redemption of preferred stock                   (24)                                 (120,000)      (12,000)       (132,000)

Proceeds from sale of common stock and
  exercise of warrants, net of costs and
  common stock warrants liability                            11,715,000   11,715    1,497,239                     1,508,954

Dividends issued to unit holders in the form of
  shares and warrants                                         4,502,218    4,502      982,121      (986,623)              0

Issuance of common stock upon exercise of                       717,500      717        6,284                         7,000
    options

Net loss                                                                                         (1,927,845)     (1,927,845)

---------------------------------------------------------------------------------------------------------------------------
Balance at April 30, 2005                       104      $1  54,496,033  $54,496  $24,867,468  $(26,668,538)    $(1,746,573)
===========================================================================================================================

See Notes to Financial Statements


                                                                                                     EAUTOCLAIMS, INC.

                                                                                              STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------
                                                                                    Nine-month             Nine-month
                                                                                   Period Ended           Period Ended
                                                                                  April 30, 2005         April 30, 2004
                                                                                   (unaudited)             (unaudited)
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                          $(1,927,845)           $(1,552,261)
  Adjustments to reconcile net loss to net cash (used in)
     operating activities:
    Depreciation and amortization                                                       391,668                397,608
    Loss on disposal of property and equipment                                                                  77,457
    Amortization of discount on debentures                                                                     105,645
    Common stock issued for services                                                    180,879                101,713
    Issuance of compensatory stock options                                                                     861,006
    Common stock issued for interest                                                     17,967
    Bad debts                                                                            45,000
    Changes in operating assets and liabilities
      Accounts receivable                                                               (45,458)               329,817
      Prepaid expenses and other current assets                                         (30,438)               (32,997)
      Accounts payable and accrued expenses                                             231,365             (1,114,212)
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                (1,136,862)              (826,224)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activity:
  Purchases of property and equipment                                                  (177,715)              (347,232)
  Payments from related parties                                                          50,000                 26,750
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (127,715)              (320,482)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sale of convertible debentures                                                                 250,000
  Proceeds from sale of common stock                                                  1,508,954              1,395,198
  Proceeds from exercise of stock options                                                 7,000
  Principal payments on capital lease                                                   (43,131)               (23,972)
  Payments on redemption of preferred stock                                            (170,698)
  Principal payments on shareholder loans                                               (36,866)               (59,911)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             1,265,259              1,561,315
----------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                        682                414,609
Cash at beginning of period                                                             415,549                226,161
----------------------------------------------------------------------------------------------------------------------
Cash  at end of period                                                                $ 416,231              $ 640,770
======================================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                             $ 32,779               $ 44,506
======================================================================================================================

Supplemental disclosure of noncash investing and financing activities:
======================================================================================================================
  Fair value of warrants issued in conjunction with
    convertible debenture                                                                                    $ 89,286
======================================================================================================================
  Recognition of beneficial conversion feature on
    convertible debenture                                                                                    $ 89,286
======================================================================================================================
  Conversion of debentures to common stock                                             $ 25,000
======================================================================================================================
  Issuance of common stock for preferred stock dividends                              $ 109,346               $ 33,567
======================================================================================================================
  Accrued dividends on preferred stock                                                 $ 42,790               $ 72,370
======================================================================================================================
  Gross proceeds from sale of equity                                                $ 1,724,000            $ 1,505,040
   Less costs paid to raise equity                                                   $ (215,046)            $ (109,842)
  Net proceeds from sale of equity                                                  $ 1,508,954            $ 1,395,198
======================================================================================================================
  Shares and warrants issued  to unit holders                                         $ 986,623
======================================================================================================================
  Common stock issued for services                                                    $ 180,879              $ 101,713
======================================================================================================================
  Issuance of compensatory stock options                                                                     $ 861,006
======================================================================================================================

See Notes to Financial Statements                6

                                                               EAUTOCLAIMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 - Basis of presentation

The accompanying unaudited statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims, Inc. as of April 30, 2005 and its results of operations for the three and nine-month periods ended April 30, 2005 and 2004 and cash flows for the nine-month periods ended April 30, 2005 and 2004. Results of operations for the three and nine-month periods ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005.

The Company derives revenue primarily from collision repairs, glass repairs and fleet repairs. Revenue is recognized when an agreement between the Company and its customer exists, the repair services have been completed, the Company's revenue is determinable and collection is reasonably assured.

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


                             Three-month period ended    Nine-month period ended
                                     April 30,              April 30,

                                 2005        2004          2005         2004
                              -----------------------  -------------------------


Net loss                      $(773,673) $(1,338,336)  $(1,927,845) $(1,552,261)

Deduct: total stock based
 employee compensation expense
 determined under fair value)
 based methods for all awards   (12,212)    (877,738)      (40,094)    (973,778)

Stock based employee
 compensation expense included
 in reported net loss                        861,006                     861,006
                              -----------------------  -------------------------

Adjusted net loss             $(785,885) $(1,355,068)  $(1,967,939) $(1,665,033)
                              =======================  =========================


Basic and diluted net loss
 per share as reported            $(.02)       $(.06)       $ (.07)      $ (.07)
Pro forma basic and diluted
 loss per share                   $(.02)       $(.06)       $ (.05)      $ (.07)

New Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective for the Company beginning August 1, 2005. It is expected to have an impact on the Company's consolidated financial statements similar to the pro forma disclosure under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation"("SFAS 123").

Note 2 - Per share calculations

Basic loss per share is computed as net loss available to common stockholders' divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. As of April 30, 2005 and 2004, 32,246,797and 15,738,960 options and warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be antidilutive. Additionally, as of April 30, 2005 and 2004, 4,352,523 and 6,474,134 of shares, respectively, that would be issuable upon conversion of convertible securities plus accrued interest were excluded from the dilutive loss per share computation, as their effect would be antidilutive.

Note 3 - Note Payable

The Company entered into temporary financing through a $100,000, 90 day, 5.25% bank loan in order to pay certain debts. This note was initially guaranteed by a shareholder until the Company relieved the shareholder from that guarantee once funds from the equity investments were received. The Company paid off the note at the maturity date, April 20, 2005.


Note 4 - Equity Transactions

During the nine-months ended April 30, 2005, the Company issued 387,448 shares of common stock to three directors in exchange for their services. These shares are being expensed over the year as they are earned. During the nine-months ended April 30, 2005, the Company expensed approximately $91,678, or 335,365 shares, which was approximately equal to the fair market value of the shares when earned. As of April 30, 2005, 52,083 of the shares of common stock issued with a fair value of $18,750 were reflected in the financial statements as a prepayment of their annual retainer.

During the nine-months ended April 30, 2005, the Company issued 71,288 shares of common stock in exchange for $24,951 in legal services.

In the nine-months ended April 30, 2005, 72 shares of preferred stock with a face value of $360,000 plus dividends of $109,346 were converted into 2,347,877 shares of common stock. Also in the nine-months ended April 30, 2005 the Company elected to redeem 24 shares of preferred stock with a face value of $120,000 and $38,698 of accrued dividends for $170,698, which included a ten percent premium of $12,000.

On August 24, 2004, an investor converted $25,000 of debt owed to him by the Company into 89,606 shares of common stock. In addition, for the nine months ended April 30, 2005 interest on the debt of $17,967 was converted into 77,734 shares of common stock.

During the nine-months ended April 30, 2005, the Company issued options to purchase 100,000 shares of common stock to three Board members for services rendered in accordance with an approved compensation plan. The Company also issued an option to purchase 21,000 shares of common stock to two employees under an approved compensation plan. All options issued had strike prices of $0.14 to $0.30 per share, which was the market price at the date of issuance.

On April 12, 2005 an officer and director of the Company each exercised options to purchase 350,000 shares of the Company's common stock, for a total of 700,000 shares, with a strike price of .01 per share. Options to purchase 17,500 shares of the Company's common stock with a strike price of $0.01 per share were exercised by a consultant on October 26, 2004. Additionally, options to purchase 188,000 shares of common stock were canceled.

During the period ended April 30, 2005, the Company raised $1,724,000 from the sale of 10,775,000 Units at $0.16 per Unit to ten (10) investors. Each Unit consists of one (1) share of common stock and one-half (1/2), 3-year, common stock purchase warrant with an exercise price of $0.30 per share. The warrants are not callable during their first year. After the first year, the Company has the right to call the warrants for nominal consideration at the average closing per share if any 20 consecutive trading days exceeds the warrant exercise price by $.50 or more. The warrants contain "full ratchet" anti-dilution protection to avoid dilution of the equity interest represented by the underlying shares upon the occurrence of certain events, such as share dividends or stock splits or the issuance of equity securities with an issuance, conversion or exercise price less than $.30

The Company paid Noble International Investment, Inc. ("Noble") total commissions and expenses of $185,520 in connection with the issuance of these securities and incurred $29,526 of other expenses. Noble also earned placement agent warrants to purchase 1,616,250 Units at $0.16 per Unit. In addition, the Board agreed to issue the Company's legal counsel 940,000 shares of the Company's common stock as part of his fee for counsel and services rendered relating to the sale of these equity securities.

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

On March 1, 2005, the Company evaluated the claims volume that it had received from customers generated by the ADP Claims Service Group Co-marketing agreement as specified in the subscription agreements from the 2004 capital raise. In accordance with those agreements, the Company did not meet the minimum volume requirements and therefore had to issue 2,162,860 Units (one share of common stock and one, 3-year, $0.16 warrant to purchase a common share) to the investors who did not accept our December 2004 offer. These units caused the Company to record a stock dividend to these shareholders valued at approximately $433,000.

On February 22, 2005, the Company entered into a twelve month Investor Relations Consulting Agreement. The Consultant will provide various investor relations services for $6,500 per month plus 250,000 shares of the Company's common stock. Either party can terminate the agreement after five months.

Note 5 - Additional information

The Company's records and the records of its transfer agent differ with respect to the number of outstanding shares of the Company's common stock. According to the transfer agent, the number of shares of common stock outstanding is approximately 31,500 shares greater than the 54,496,033 indicated by the Company's records. The number of shares outstanding reflected in the Company's financial statements do not include these shares or any adjustment that might be necessary to resolve this difference.

Note 6 - Subsequent Events

During the month of May, 2005 two employees exercised options to purchase a total of 115,000 shares of the Company's common stock. Additionally, on May 18, 2005 a director of the Company exercised options to purchase 150,000 shares.

In May 2005 the Company entered into a new two year employment agreement with its President and Chief Executive Officer. The agreement specifies an annual base salary of $170,000, representing a voluntary pay cut in base taken by the CEO. If the Company generates positive cumulative EBITDA (which excludes non-cash compensatory and equity charges under GAAP) of greater than $50,000 for any three consecutive months, the base salary will be increased to $200,000. The individual will be entitled to receive a quarterly bonus equal to 3% of the Company's EBITDA as computed under GAAP, which may be paid in cash or shares of the Company's common stock, at the election of the individual. The individual shall also be entitled to receive an option to purchase 25,000 shares of the Company's common stock, exercisable at the fair market price, for each month the Company has net income before taxes and extraordinary items, as computed in accordance with GAAP. These options vest over the remaining term of the employment agreement. The individual is entitled to a $750 per month automobile allowance and a $1000 per month personal allowance. The Company issued the individual 1,000,000 shares of its common stock upon execution of the agreement and agreed to include the shares in an S-8 Registration Statement when filed by the Company. If the individual loses his position for any reason other than for cause during the term of the agreement, he will receive a lump sum payment equal to two (2) times the current base salary. If the Company does not employ the individual beyond the expiration term of the agreement, he will receive his monthly base salary for the next twelve months. At the election of the individual, any compensation including severance or termination payments, may be made one-half (1/2) in cash and one-half (1/2) in the Company's shares valued at 75% of the average closing price over the 30 trading days preceding the termination date. Any shares issued shall be registrable under a form S-8 and shall have "piggyback" registration rights.

In addition, in May 2005 the Company entered into employment agreements ranging in length from eighteen to twenty-four months with all four of the Company's Senior executives that total $72,000 to $102,000 annually. This represents voluntary base pay cuts taken by all of the previously contracted executives. These executives also receive automobile allowances ranging from $400 to $700 per month and will receive 10,000 shares of the Company's common stock each month, not to exceed 200,000 shares each. If their contracts are not renewed they receive severance packages of six months of their annual compensation.

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

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounts for 86% and 87% of the revenue for the nine and three-months ended April 30, 2005, respectively. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $65 per claim depending upon the level of service required. For the nine and three-months ended April 30, 2005, 14% and 13%, respectively, of the revenue has been received from claims processing fees and other income. Other income consists mostly of the sale of estimating software, fees from service partners (ASP fees) and subrogation income.


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

The Company records glass revenue net of the repair costs when the supplier, not the Company, is the primary obligor in an arrangement, the amount the Company earns is fixed or the supplier has credit risk. This occurs when the repair has been performed before it is referred to the Company. When they receive notice of the transaction, they call the glass repair facility to ask them to become part of our network and to negotiate a better price on the repair. If the Company is able to negotiate a better price for the customer they keep a portion of the added discount. In that situation the revenue is recorded net of the repair costs even though the Company pays for the entire claim and are reimbursed by the insurance company, since they did not have the risk of loss and are not responsible for the repair.

The revenue generated from a co-marketing agreement with the ADP Claims Services Group (ADP) will be recorded net of the repair costs because in the agreement the Company is performing a fee for service. The insurance company is the customer of ADP, who will be collecting the revenue and paying the shop. The first claims from this agreement were processed in the nine-month period ended April 30, 2005.

The Company maintains an allowance for doubtful accounts for losses that they estimate will arise from the customers' inability to make required payments. Collectability of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At April 30, 2005 the allowance for doubtful accounts was approximately $206,000.


Accounting for Income taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $9,648,000 at April 30, 2005. The deferred tax asset consists mainly of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company is still attempting to return to profitability.

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

At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business. No charge for impairment of this asset was considered to be necessary as of April 30, 2005.


Management's Interim Operating Plan

         Four separate events happened during the second half of the 2004 fiscal year and in September 2004 that has impacted the Company's financial position. First, our largest customer sold a substantial part of its U.S. based auto physical damage business. Starting in January 2004, the business was expected to decrease one-twelfth each month for one year; however, the reduction in policy run-off accelerated in the last three months of the fiscal year and the expected drop in revenue has already occurred. Second, we experienced a significant decrease in revenue from our second largest customer because of a change in their state's legislation regarding a special type of insurance policy requiring a direct repair networks. That decrease in revenue also occurred in the second half of the 2004 fiscal year. Third, in August and September 2004 our office was threatened by four hurricanes, two of which impacted our community and operations. While our facilities withstood the hurricanes, it interrupted our claims assignment stream for several days; thereby, reducing revenue and cash flow. It also caused us to incur additional expenses to insure that our business process would not be interrupted in the future. Fourth, the ADP Co-Marketing Agreement took longer to implement than expected. Specifically, there has been a time lag involved between when we anticipated rolling out the ADP Sales & Marketing efforts on a national basis and the actual time that this event has occurred. However, the Company has recently seen sales efforts net results in new pilots, and more specifically the early rollout of a Top-20 insurance client that is expected to begin a national production rollout in late July. While we are still very optimistic about the opportunities presented with the ADP Co-Marketing Agreement, the effect of the early delays has resulted in the Company incurring additional expenses for carrying support personnel and ramping for the remainder of fiscal 2004 and the first half of fiscal 2005.

As a result of these events, management is currently taking the following actions that are expected to positively impact the Company's financial position:

     o ADP Co-Marketing Agreement - Management continues to focus on the sales development of the ADP Co-Marketing Agreement, which is part of the Company's Special Markets Division. The most material development is the early rollout of a new top 20 insurance client. The client is past the traditional "pilot" stage and has begun the user test phase for the start of a national rollout. The user test phase validates work flows and establishes needed adjustments to the overall program. The national production rollout is currently scheduled to begin in late July of 2005. Should the client continue with it's planned national rollout, the Company would experience a meaningful improvement in it's operating results, as this new client would become one of the largest clients of eAutoclaims in a very short period.

       Since August 2004 this agreement has produced eleven signed pilot agreements with insurance Companies or third party administrators, and has produced two annual agreements after the pilot periods were completed. In addition, there are other accounts in the sales cycle that are expected to mature into new accounts. While there are no guarantees that these pilot agreements will mature into annual or multi-year contracts, maturing these accounts past the pilot stage would produce significant claims volume. The Company would share the associated revenues with ADP Claims Services Group.

     o Rolling out Higher Margin Product Lines - Management is leveraging internally developed ASP/technologies that will allow other companies in related industries to significantly reduce labor costs and improve operating efficiencies, as is the case with the Company's recently announced new product "Audit Pro", a programmatic electronic estimate auditing tool. Many of these technologies have already been implemented in the Company's operating processes and have shown themselves to be of significant value. By modifying the interface to these technologies, the Company can produce significant click fee revenue without adding significant operating costs. The target market for these technologies will include a wide range of organizations, including the largest (tier
       1) insurance companies. The Company's management believes this additional product line will result in a greater growth in high volume, high margin revenues that will have a meaningful impact to the Company's bottom-line. Management started this process in fiscal year 2004. While total revenues decreased during the last fiscal year, click fee revenue from the clients' use of the Company's technology increased. Click fee revenue increased from approximately $110,000 in the three-months ended April 30, 2004 to approximately $116,000 in the three-months ended April 30, 2005 and increased from approximately $323,000 in the nine-months ended April 30, 2004 to $363,000 in the nine-months ended April 30, 2005. This increase came even though collision outsourcing revenue, which help drive the results, was significantly reduced during that same period. While there are no guarantees these transactions or new business will mature, management believes this will be a growth market for the Company in the future.


     o Raising Additional Capital - The Company has an option to purchase the building we are currently renting. The fair market value of the building is estimated to be approximately $1 million more than the Company's option price for the property. In April, 2005 the Company entered into a listing agreement for six months with a real estate agent, however no sale agreement has been reached. The company is currently entertaining other alternatives to this transaction in the event the marketing of the property takes longer than expected.


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

RESULTS OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 2005 COMPARED TO THE NINE AND THREE-MONTHS ENDED APRIL 30, 2004.

Revenue

Total revenue for the nine-months ended April 30, 2005 was approximately $11.2 million, which is a 51% decrease from approximately $22.8 million of total revenue for the nine-months ended April 30, 2004. Total revenue for the three-months ended April 30, 2005 was approximately $3.6 million. This represents a 46% decrease from approximately $6.6 million of total revenue for three-months ended April 30, 2004. The change in the nine and three-month total revenue is the net effect of changes in collision repair revenue, glass repair revenue and fees and other revenue as described below.

The decrease in collision repair management revenue is primarily the result of the loss of revenues from our two largest clients. During the nine months ended April 30, 2005 we derived 56% and 6% of our revenue from our two largest clients. In October 2003 our largest client announced that they were selling one half of their U.S. auto physical damage business to another insurance carrier. As a result of this, we have experienced approximately a $2.3 million decrease from revenue from the three-month period ended April 30, 2004 to the same period in 2005 and approximately $7.6 million decrease in revenue from the nine month period ended April 30, 2004 to the same period in 2005. We also experienced a decrease in revenue from our second largest customer because of a change in their state's legislation regarding a special type of insurance policy requiring a direct repair network. We experienced approximately $475,000 decrease in revenue from the three month period ended April 30, 2004 to the same period in 2005 and approximately $2.4 million decrease in revenue from the nine months period ended April 30, 2004 to the same period in 2005.

Fees and other revenue decreased from $1.8 million to $1.6 million, or 15% for the nine months ended April 30, 2005 compared to the nine-months ended April 30, 2004. The nine-month decrease is mainly a result of a reduction in file handling fees from the reduced collision repair management revenue, and was partially offset by an increase in the click fee revenue as explained above in the management interim operating plan. Fees and other revenue for the three-months ended April 30, 2005 of approximately $473,000 decreased $137,000 compared to the fee revenue of approximately $610,000 for the three-months ended April 30, 2004.

Glass repair revenues decreased by 62% and 63% for the nine and three-months ended April 30, 2005 compared to the nine and three-months ended April 30, 2004. This decrease is primarily due to the loss of our second and third largest glass customers. The Company continues to pursue additional glass customers as the glass repair business complements our core business and allows our customer to use a single source for all of their repair needs.

Claims Processing Charges

Claims processing charges include the costs of collision and glass repairs paid to repair shops within our repair shop network, as well as the cost of the estimating software sold to the Company's network of shops. Claims processing charges for the nine and three-months ended April 30, 2005 was $8.6 million and $2.7 million, respectively. This was 77% and 76% of total revenue for the nine and three-months ended April 30, 2005, compared to 82% for both the nine and three-months ended April 30, 2004. The reduction in claims processing charges as a percentage of total revenue is a result of the change in the percentage of revenue generated from higher margin products as well as the increased emphasis in click fees. If revenues from customers generated by the ADP Co-marketing agreement grow as management expects, the margins will continue to increase.

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

Selling, General and Administrative (SG&A) Expenses

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone charges, professional fees, advertising costs, and travel expenses. SG&A expenses for the nine and three-months ended April 30, 2005 totaled approximately $4.2 and $1.5 million, respectively. This is compared to approximately $5.2 and $2.4 million for the nine and three-months ended April 30, 2004. The 2004 figures include a one time charge of $860,000 for expensing employee stock options that was recorded in the period ended April 30, 2004 . The decrease in SG&A expenses of approximately $200,000 and $100,000 for the nine and three-month periods ended April 30, 2005 is primarily due to lower personnel costs that comes with reduced claims volume. We have maintained staff in anticipation of significant new business expected to be generated by the ADP Co-Marketing Agreement.

Payroll and benefit related expenses for the nine-months ended April 30, 2005 and 2004 totaled approximately $2.6 million and $3.8 million respectively. Payroll and benefit related expenses for the three-months ended April 30, 2005 and 2004 totaled approximately $900,000 and $1.9 million respectively. The 2004 figures include a one time charge of $860,000 for expensing employee stock options that was recorded in the period ended April 30, 2004. After adjusting for the stock option charge, expenses for the nine months ended April 30 2005 were approximately $300,000 less than for the same period in 2004 and expenses for the three months ended April 30, 2005 were approximately $100,000 less than for the same period in 2004. These 9% and 8% respective decreases are the result of personnel and salary reductions made during the last fiscal year as described in the preceding paragraph.

SG&A expenses also include non-cash charges of approximately $244,000 and $71,000 for the nine and three-month periods ended April 30, 2005, respectively. These non-cash charges include approximately $180,000 and $61,000 of common stock issued to pay for services (fees to Directors and a consultant), respectively. SG&A expenses also include non-cash charges of approximately $1,100,000 and $920,000 for the nine and three-month periods ended April 30, 2004, respectively. These non-cash charges include approximately $105,000 and $35,000 of amortization of debenture discount and approximately $102,000 and $26,000 of common stock issued to pay fees to directors, respectively. In addition, a non-cash charge of approximately $77,000 for losses on disposal of fixed assets is included in the nine month period and a charge for $860,000 for expensing employee stock options is reflected in both the nine and three month periods.

Also included in the SG&A is interest expense related to a loan from a shareholder, capital leases and a convertible note payable. This interest expense totals approximately $33,000 and $12,000 for the nine and three-months ended April 30, 2005 compared to approximately $45,000 and $13,000 for the nine and three-months ended April 30, 2004. There was no interest income from cash reserves for the nine or three-months ended April 30, 2005 compared to approximately $2,000 and $1,000 for the nine and three-months ended April 30, 2004, respectively.

Depreciation

Depreciation of property and equipment of approximately $392,000 and $124,000 was recognized in the nine and three-months ended April 30, 2005. This is compared to approximately $398,000 and $132,000 for the nine and three-months ended April 30, 2004.

Net Loss

The net loss for the nine and three-months ended April 30, 2005 totaled approximately $1,928,000 and $774,000 compared to a net loss of approximately $1,552,000 and $1,338,000 from the nine and three-months ended April 30, 2004. The net loss amounts include non-cash expenses of approximately $635,000 and $195,000 for the nine and three-months ended April 30, 2005, respectively. The net loss amounts for the nine and three-months ended April 30, 2004 include non-cash expenses of approximately $1,543,000 and $1,054,000, respectively. The 2004 non cash losses include a one time charge of $860,000 for expensing of employee stock options as described in the preceding paragraphs. The increase in the loss in 2005 from 2004, after adjusting for the one time charge, is primarily due to the decrease in revenue from our two largest customers as explained above.

Forecast of Profitability

Management expects to return to monthly profitability early in the fiscal year ending July 31, 2006.


LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2005, we had approximately $416,000 in cash. This is approximately the same cash balance as July 31, 2004. We have a working capital deficiency of approximately $3.6 million as of April 30, 2005 as compared to $3.9 million as of April 30, 2004. The decrease in the deficiency is a result of the capital raised during 2005, which was partially offset by operating losses.

The primary source of our working capital since July 31, 2004, was from cash provided by the sale of $1,724,000 of equity securities, which netted $1,509,000 after commissions. The equity securities consisted of 10,775,000 shares of common stock and 5,387,500 3-year warrants for common stock with an exercise price of $0.30 per share.. We registered these securities for resale under the Securities Act of 1933, as amended. This registration statement was declared effective on March 8, 2005

In January 2005, we also entered into temporary financing through a $100,000, 90 day, 5.25% bank loan in order to pay certain debts. This note was initially guaranteed by a shareholder until the Company relieved the shareholder from that guarantee as the funds from the equity investments were received. The Company paid off the note at the maturity date on April 20, 2005.

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

The Company has an option to purchase the building we are currently renting. In April, 2005 we entered into a six month listing agreement with a real estate agent. The listing price of the building is $1.4 million more than the Company's option price for the property. However, we cannot assure you that we will be able to realize the full selling price or that we will be able to raise additional capital or that such capital will be available to us on favorable terms.

If we require additional capital, there is no assurance we will be able to raise such capital through the sale of our debt or equity securities. If we raise additional capital from the issuance of our securities, such securities may have rights, preferences or privileges superior to those of the rights of our common stock, and our stockholders may experience additional substantial dilution.

Our principle commitments at April 30, 2005 consist of monthly operating rental payments, compensation of employees and accounts and notes payable.

Inflation

We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

Seasonality

The Company typically experiences a slow down in revenue during November and December each year. Consumers tend to delay repairing their vehicles during the holidays.

Debt and Contractual Obligations

Our commitments for debt and other contractual arrangements as of April 30, 2005 are summarized as follows:

                                       Years ending April 30,
                       ---------------------------------------------------------
                             2006           2007           2008           Total
                       ---------------------------------------------------------

Property lease              224,000        133,000                       357,000
Equipment lease             117,000        105,000         42,000        264,000
Convertible debenture       275,000                                      275,000
Employee compensation       523,000        970,000        178,000      1,671,000
                       ---------------------------------------------------------
                          1,139,000      1,208,000        220,000      2,567,000
                       =========================================================

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

At April 30, 2005 the Company owed $275,000, 8% convertible note payable with a maturity date of August 2005. This note is convertible at the discretion of the creditor at a fixed rate of $0.279 per share. The interest can be paid in either cash or common shares at the Company's discretion at the end of the loan.

In May 2005 the Company entered into a new two year employment agreement with its President and Chief Executive Officer. The agreement specifies an annual base salary of $170,000, representing a voluntary pay cut in base taken by the CEO. If the Company generates positive cumulative EBITDA (which excludes non-cash compensatory and equity charges under GAAP) of greater than $50,000 for any three consecutive months, the base salary will be increased to $200,000. The individual will be entitled to receive a quarterly bonus equal to 3% of the Company's EBITDA as computed under GAAP, which may be paid in cash or shares of the Company's common stock, at the election of the individual. The individual shall also be entitled to receive an option to purchase 25,000 shares of the Company's common stock, exercisable at the fair market price, for each month the Company has net income before taxes and extraordinary items, as computed in accordance with GAAP. These options vest over the remaining term of the employment agreement. The individual is entitled to a $750 per month automobile allowance and a $1000 per month personal allowance. The Company issued the individual 1,000,000 shares of its common stock upon execution of the agreement and agreed to include the shares in an S-8 Registration Statement when filed by the Company. If the individual loses his position for any reason other than for cause during the term of the agreement, he will receive a lump sum payment equal to two (2) times the current base salary. If the Company does not employ the individual beyond the expiration term of the agreement, he will receive his monthly base salary for the next twelve months. At the election of the individual, any compensation including severance or termination payments, may be made one-half (1/2) in cash and one-half (1/2) in the Company's shares valued at 75% of the average closing price over the 30 trading days preceding the termination date. Any shares issued shall be registrable under a form S-8 and shall have "piggyback" registration rights.

In addition, in May 2005 the Company entered into employment agreements ranging in length from eighteen to twenty-four months with all four of the Company's Senior executives that total $72,000 to $102,000 annually. This represents voluntary base pay cuts taken by all of the previously contracted executives. These executives also receive automobile allowances ranging from $400 to $700 per month and will receive 10,000 shares of the Company's common stock each month, not to exceed 200,000 shares each. If their contracts are not renewed they receive severance packages of six months of their annual compensation.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of April 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended April 30, 2005. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceeds outside the ordinary course of business or that is estimated to potentially have a material impact to the Company's financial condition.


ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

During the nine-months ended April 30, 2005, the Company issued 387,448 shares of common stock to three directors in exchange for their services. These shares are being expensed over the year as they are earned. During the nine-months ended April 30, 2005, the Company expensed approximately $91,678, or 335,365 shares, which was approximately equal to the fair market value of the shares when earned. As of April 30, 2005, 52,083 of the shares of common stock issued with a fair value of $18,750 were reflected in the financial statements as a prepayment of their annual retainer.

During the nine-months ended April 30, 2005, the Company issued 71,288 shares of common stock in exchange for $24,951 in legal services.

In the nine-months ended April 30, 2005, 72 shares of preferred stock with a face value of $360,000 plus dividends of $109,346 were converted into 2,347,877 shares of common stock. Also in the nine-months ended April 30, 2005 the Company elected to redeem 24 shares of preferred stock with a face value of $120,000 and $38,698 of accrued dividends for $170,698, which included a ten percent premium of $12,000.

On August 24, 2004, an investor converted $25,000 of debt owed to him by the Company into 89,606 shares of common stock. In addition, for the nine months ended April 30, 2005 interest on the debt of $17,967 was converted into 77,734 shares of common stock.

During the nine-months ended April 30, 2005, the Company issued options to purchase 100,000 shares of common stock to three Board members for services rendered in accordance with an approved compensation plan. The Company also issued an option to purchase 21,000 shares of common stock to two employees under an approved compensation plan. All options issued had strike prices of $0.14 to $0.30 per share, which was the market price at the date of issuance.

On April 12, 2005 an officer and director of the Company each exercised options to purchase 350,000 shares of the Company's common stock, for a total of 700,000 shares, with a strike price of .01 per share. Options to purchase 17,500 shares of the Company's common stock with a strike price of $0.01 per share were exercised by a consultant on October 26, 2004. Additionally, options to purchase 188,000 shares of common stock were canceled.

During the period ended April 30, 2005, the Company raised $1,724,000 from the sale of 10,775,000 Units at $0.16 per Unit to ten (10) investors. Each Unit consists of one (1) share of common stock and one-half (1/2), 3-year, common stock purchase warrant with an exercise price of $0.30 per share. The warrants are not callable during their first year. After the first year, the Company has the right to call the warrants for nominal consideration at the average closing per share if any 20 consecutive trading days exceeds the warrant exercise price by $.50 or more. The warrants contain "full ratchet" anti-dilution protection to avoid dilution of the equity interest represented by the underlying shares upon the occurrence of certain events, such as share dividends or stock splits or the issuance of equity securities with an issuance, conversion or exercise price less than $.30

The Company paid Noble International Investment, Inc. ("Noble") total commissions and expenses of $185,520 in connection with the issuance of these securities and incurred $29,526 of other expenses. Noble also earned placement agent warrants to purchase 1,616,250 Units at $0.16 per Unit. In addition, the Board agreed to issue the Company's legal counsel 940,000 shares of the Company's common stock as part of his fee for counsel and services rendered relating to the sale of these equity securities.

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

On March 1, 2005, the Company evaluated the claims volume that it had received from customers generated by the ADP Claims Service Group Co-marketing agreement as specified in the subscription agreements from the 2004 capital raise. In accordance with those agreements, the Company did not meet the minimum volume requirements and therefore had to issue 2,162,860 Units (one share of common stock and one, 3-year, $0.16 warrant to purchase a common share) to the investors who did not accept our December 2004 offer. These units caused the Company to record a stock dividend to these shareholders valued at approximately $433,000.

On February 22, 2005, the Company entered into a twelve month Investor Relations Consulting Agreement. The Consultant will provide various investor relations services for $6,500 per month plus 250,000 shares of the Company's common stock. Either party can terminate the agreement after five months.

During the month of May, 2005 two employees exercised options to purchase a total of 115,000 shares of the Company's common stock. Additionally, on May 18, 2005 a director of the Company exercised options to purchase 150,000 shares.


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

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.                                 Description

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.


32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

  (b) Reports on Form 8-K

     Filed April 8, 2005 - Item 5.02 Departure and appointment of Principal
        Officers
     Filed  June 10, 2005 - Item 1.01 Entry into a Material Definitive Agreement

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   June 14, 2005                       By:     /s/ Eric Seidel
        ------------------                --------------------------------------

                                          Eric Seidel, Chief Executive Officer

                                             By:   /s/ Larry Colton
                                          --------------------------------------
                                          Larry Colton, Chief Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Ac Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

         a) all significant deficiencies in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:     June 14, 2005                    /s/ Eric Seidel
     ---------------------                 -----------------------------
                                           President and C.E.O.



Date:     June 14, 2005                    /s/ Larry Colton
     ---------------------                 -----------------------------
                                           Chief Financial Officer

EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of eAutoclaims, Inc. (the "Company") on Form 10-Q for the period ending April 30, 2005 as filed with the Securities and Exchange Commission on June 14, 2005 (the "Report"), I, Eric Seidel, the President and CEO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims, Inc.

   /s/ Eric Seidel
--------------------------------
Print Name:  Eric Seidel
Title: President & CEO
June 14, 2005

EXHIBIT 32.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of eAutoclaims, Inc. (the "Company") on Form 10-Q for the period ending April 30, 2005 as filed with the Securities and Exchange Commission on June 14, 2005 (the "Report"), I, Larry Colton, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims, Inc.

   /s/ Larry Colton
--------------------------------
Print Name:  Larry Colton
Title:  Chief Financial Officer
June 14, 2005