Form 10-K
period 2005-07-31
EAUTOCLAIMS, INC
filed 2005-10-31
CIK 1034694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  --------------

                                    FORM 10-K


                           [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended July 31, 2005

                           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23903


                               eAUTOCLAIMS, INC.
               (Exact name of registrant as specified in charter)



                              Nevada 95-4583945
--                            -----------------
                    (State or other jurisdiction (IRS Employer
               of incorporation or organization) Identification No.)


           110 E. Douglas Road, Oldsmar, Florida            34677
           -------------------------------------            -----
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

         [ X ] Yes  [    ] No

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ __ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
              Yes ____ No __X___

Aggregate market value of the voting stock held by non-affiliates of the registrant at September 30, 2005 was $11,536,123.

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of September 30, 2005 was 64,089,574.

                                FORM 10-K - Index

                                     PART I
                                                                         Page
                                                                         ----
Item 1.  Description of Business.......................................    2

Item 2.  Description of Property.......................................   20

Item 3.  Legal Proceedings.............................................   20

Item 4.  Submission of Matters to a Vote of Security Holders...........   20


                            PART II

Item 5.  Market for Common Equity and Related Stockholder Matters .....   20

Item 6   Selected Financial Data.......................................   24

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................   26

Item 7A  Quantitative and Qualitative Disclosures About Market Risk....   35

Item 8.  Financial Statements and Supplementary Data...................   35

Item 9.  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosures............................   35

Item 9A  Controls and Procedures                                          35

Item 9B  Other Information                                                35

                           PART III

Item 10  Directors and Executive Officers .............................   36

Item 11. Executive Compensation........................................   39

Item 12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stock Matters....................................   46

Item 13. Certain Relationships and Related Transactions................   49

Item 14. Principal Accounting Fees and Services .......................   49

                           PART III


Item 15. Exhibits, Lists and Reports on Form 8-K ......................   50

         Signatures....................................................   53

         Certifications................................................   54

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

Our business strategy is to use the Internet and our network of approximately 2,700 body shops to streamline and lower the overall costs of automobile repairs and the claims adjustment expenses of our clients. We believe that our proprietary web-based software products and services make the management of collision repairs more efficient by controlling the cost of the repair and by facilitating the gathering and distribution of information required in the automobile repair process.

eAutoclaims controls the vehicle repair process from the reporting of the accident through the satisfactory repair of damage. We bring together and coordinate the activities of the insurance company, its insured, and the various parties involved in evaluating a claim, negotiating the cost of the repair, and performing necessary repair services. We have contracted with approximately 2,700 body shops throughout the United States to repair vehicles. These shops, referred to as our "provider network," provide us 10% to 15% discount on the vehicle repair because of the volume of repairs we provide to them. Since we audit every line of every repair estimate and because we share a portion of the volume discount with our customer, we are able to lower the average cost being paid by our customer.

We derive our revenues by accepting assignments of auto repair claims from our customers and having the vehicle repaired through our network of contracted repair shops. Once we accept these claims, we also accept the risk that the repair will not be done properly. Additionally, we derive revenue from fees for processing and coordinating claims that do not go through our network of body shops.

In March 2004, we entered into a Co-Marketing Agreement with ADP Claims Service Group ("ADP"), pursuant to which ADP sells and markets eAutoclaims' core Internet application and collision management services. The product is being private labeled under the name ADP Managed Repair Solutions and utilizes eAutoclaims as the back room for processing the claim repairs and our network of repair facilities. Although there is no assurance, we believe that the ADP Agreement has the potential to substantially increase the volume of claims processed by us, resulting in significant long-term benefit to us and our shareholders.

During the year ended July 31, 2005, we derived 55% and 8% of our revenues from two customers. Our previous largest customer sold a substantial part of its U.S. based auto physical damage business which substantially reduced revenue from their account beginning in fiscal year ended 2004 and carrying into 2005. The loss of this customer's business combined with the increase in expenditures required to implement the ADP contract and the time lag involved before we recognize significant revenues under the ADP contract, resulted in us incurring significant losses in fiscal 2005.

Products and Services

Our eJusterSuite(R) product provides both outsourcing and ASP (application service provider) solutions. The outsourcing solution requires eAuto personnel to audit and coordinate the vehicle repair. The ASP solution allows the customer to use our technology independent of our personnel; thereby, providing a solution for the largest insurance companies that already have the staff to process and control the claims process, while paying us a fee for every transaction that is run through our system. The ASP model will provide margin without the associated personnel and operating costs.

eJusterSuite(R) also builds in service partners that can provide the needed services such as independent adjustors, car rentals, tow trucks and accident reporting by merely clicking an Icon that is added to the screen of the customer's desktop in the current system. The system automatically provides the service partner the information already in our system via the Internet. The service partner will systematically provided the requested services and pay us a fee for each assignment they receive through our system. This process significantly reduces the customers' time and cost to process claims as well as reducing the number of mistakes that occur in a manual process. Because there is no need to reenter the information, in most cases it also reduces the cost of the service partner to obtain and process the transaction, even after paying our transaction fee. This added revenue provides us with additional margin without requiring significant additional personnel and other operating costs.

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs on a particular vehicle. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounts for 85% of the revenue for the fiscal year ended July 31, 2005. We are paid on a per claim basis from all our customers for each claim that we process through our system. These fees vary from $10 to $65 per claim depending on the level of service required. For the fiscal year ended July 31, 2005, 15% of our revenue was received from claims processing fees and other income.

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

o With lower average paid losses, insurance companies are able to establish lower loss claims reserves. This, in turn, frees up capital and surplus allowing for lower premium rates.

o  Technology efficiencies reduce their cost of processing each file.

o Our typically faster settlement time reduces the days of use and, therefore, the cost of rental cars and increases customer satisfaction because their repaired vehicle is typically returned to them in a shorter time.

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

AuditPro is a rules-based estimate auditing application that has been well received by existing clients and prospects. Large carriers can use AuditPro as a stand-alone model that can be integrated within their organization without the need for significant initial cost and without materially changing their internal workflow. Based on the initial favorable acceptance, we believe this product, with its exceptional high margins, will be a source of significant revenue growth in the future.

Additionally, the service partners described above (rental car companies, towing, salvage, etc.) can also be plugged into the ASP solution, whereby we are paid a fee for each referral made to the service partner that results in the use of their service.


Technology Provider:

The company has developed technologies that create efficiencies for the automobile parts industry. One new product that we believe will have a significant impact on the Company's net financial results is "eDataTransfer." eDataTransfer significantly reduces the customers' costs by automating the part price lookup function when an automobile repair estimate is received from an outside party. Since the function is done programmatically, the staff time necessary to assist customers is reduced.

CUSTOMERS

Our customers consist primarily of insurance companies, managing general agents
(MGAs), third party administrators (TPAs) and managers of self-insured automobile fleets. The most recent addition is a category of customers, including ADP, that service the insurance market. We have found interest from providers that have requested proposals from eAutoclaims to build an application to meet their unique needs or in some cases to allow them to transact business using the eJusterSuite(R) application. We have built several specialty applications for companies serving the insurance industry.

Contracts with existing clients are typically from one to five years. The first phase of the rollout with a new client starts with a 90-day pilot contract. This initial phase allows the customer to experience the reductions in appraisal expenses and realize the efficiencies offered by the eJusterSuite(R) application and utilization of the eAutoclaims Guaranteed Repair Network (GRN). Most of our customers are on a one to five-year contract. Pursuant to the contract we take responsibility for repairing the vehicle, and the liability to pay for the repairs performed in our network of body and glass repair providers. As a general rule, within seven days of the assignment of the vehicle to the body shop, our insurance and TPA customers pay us the completed audited repair price, before the shop discount, less the customer's volume discount. Our fleet and glass customers generally pay us within 30 days of the repair. If a vehicle owner decides to have the vehicle repaired at a body shop that is not in the eAutoclaims network shop, we are paid a file-handling fee only.

Integration of service partners in the eJusterSuite(R) application continues. In addition to a larger offering of service partners our auto glass network administration services are also a value added service to our collision management clients.

Summary of our Co-Marketing Agreement with ADP Claims Solution Group, Inc.

On March 9, 2004, we entered into a Co-marketing agreement (the "ADP Agreement") with ADP Claims Solution Group, Inc. ("ADP"). We granted ADP the non-transferable, non-assignable right to market and sell our web-based claims management system and related services that automates the administration, estimating, auditing, appraising and management of physical damage repair and claims processing for vehicles via a network of vendors and service partners. Pursuant to the ADP Agreement, we customize our products and private label our customized Internet applications to ADP's specifications for use in the United States and, at the option of ADP, Canada.

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

Our responsibilities under the ADP agreement include: (i) assisting ADP with development of marketing materials, sales training and ongoing support for ADP sales personnel; (ii) performing client implementation, set-up training and customer support for ADP clients; (iii) performing all product maintenance support; data center operation; and customer and technical support; as well as any other function normally performed by eAutoclaims in selling, implementing, training and supporting our products; (iv) providing ongoing samples of our product literature and online sales tools for the ADP sales team and to package the ADP products with the appropriate documentation (including, product reference guides and instructions); (v) allowing a reasonable number of on-site audits and visits at ADP's option to our places of business upon reasonable prior written notice and during normal business hours and allow ADP and/or any ADP client to periodically examine our business practices, policies and procedures and make copies of our books and records insofar as they relate to the ADP Agreement; and (vi) integrate our product in the ADP Managed Network Solution with ADP products and work with ADP to develop, implement and maintain ADP proprietary software developed by us.

We have agreed to provide ADP with a "favored Nation" treatment, ensuring preferred pricing should the Company enter into another Co-Marketing agreement with another organization. ADP has the right to terminate the Co-Marketing agreement should the Company enter into a similar agreement with a direct competitor.

ADP may terminate the ADP Agreement if ADP determines that our product is non-compliant with any federal, state or local laws, statues or regulations including, without limitation, claims licensing and handling regulations. Both parties have the right to terminate the agreement upon certain events of default, including the breach of significant provision of the ADP Agreement or insolvency of the other party.


SALES AND MARKETING

Over the past year we have made significant progress with the joint sales initiative with ADP. ADP has allocated a sales team to market the `ADP Managed Repair Solution Powered by Eautoclaims'. The primary focus is building the sales pipeline with larger managed repair prospects through a consultative sales process. As a result of this effort we have signed a three-year agreement with Continental Casualty Company (C N A Insurance), a top 20 carrier, and are currently in a pilot agreement with another sizable carrier. In addition, we have received notification from a second top 20 carrier that we have been selected to process their claims. As a result of this joint initiative with ADP, we will now have two top 20 insurance carriers as clients as well as over a dozen other accounts of various sizes.

In addition to reselling managed collision repair services, the agreement with ADP Claims Solution Group, Inc. also allows eAutoclaims to market ADP Shoplink, an estimating system used by collision repair shops to produce estimates. The agreement stipulates that eAutoclaims will market Shoplink to shops on the eAutoclaims collision repair network. We have a dedicated unit within eAutoclaims to focus efforts on this initiative, which generates an attractive profit margin.

The eAutoclaims sales force is focusing the majority of available resources to market ASP applications due to the relatively high margins generated by our ASP products. Eautoclaims markets three ASP products including eJusterSuite(R), AuditPro, and the Appraisal Management System. Each of the products can be used independently or may use other ASP modules, depending on client workflow and business needs.

eAutoclaims recently released AuditPro, a rules-based estimate auditing application that has been well received by existing clients and prospects, which has allowed eAutoclaims to grow our high margin ASP revenue. Large carriers can use AuditPro as a stand-alone model that can be integrated within their organization without the need for significant initial cost and without materially changing their internal workflow.

Licensing of eJusterSuite(R) as an ASP has been another growth product that is used by carriers who rely on existing Staff Appraisers and those who manage an existing Direct Repair Program. eJusterSuite(R) allows carriers to manage appraisal assignments, monitor performance of appraisal sources through various metrics, and includes access to service partners for rental car procurement, assignment to salvage vendors, police report pick-up services, and several other service partners frequently used by Insurance Adjusters.

Competition

The auto collision claims service industry is highly competitive and has low barriers to entry. We are aware of several other companies that offer Internet-based services similar to ours. Several of these competitors serve the insurance industry, although most focus on either the fleet or insurance segments of the market. We are aware of one competitor that offers collision repair services through a network of collision repair providers, online connectivity with those providers, and the estimate review service combined with a share of the volume discount with the customer that is provided by the repair facility.

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

Customer Service

Our continued growth will be dependent upon our ability to consistently deliver customer centered service at competitive prices. Our eJusterSuite(R) system is designed to ensure that the claims process flows smoothly and seamlessly. The Company's follow-up on claims assignments helps to ensure that all details of the claim will be verified to our quality standards.

We have implemented a "Customer Service Professional" certification as part of our Associate Development Program to ensure that our employees are fully trained in the latest in customer service techniques and to help us in attaining our objective of becoming known as one of the best customer service organizations in the industry.

Employees

As of July 31, 2005, eAutoclaims, Inc. had 75 full-time employees. There is no union contract relating to any of our employees nor does the Company anticipate there to be unionization of its employees. We believe that our relationship with our employees is generally good.

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

During fiscal 2004 we changed our corporate name from eAutoclaims.com, Inc. to eAutoclaims, Inc. We have filed for and have been granted the fictitious name EAUTOCLAIMS in the State of Florida. We also own thirty-seven (37) URL Internet domain names. We maintain a website located at www.eautoclaims.com. We are not incorporating by reference any information on our website and information on our website should not be considered part of this report.

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

On June 15, 2005 we received a Federal Registration Certificate for our service mark eJusterSuite(R). The registration will remain in effect for ten years and may be renewed for additional ten-year terms if the mark remains in use as is. In July 2003, we entered into a Settlement Agreement with IBM regarding the use and scope of the "e" logo/mark which precedes several of our trademarks and service marks. IBM takes the position it is the owner of the "e" logo relating to computer hardware and software and that our use of "e" logo infringed on their rights. The Settlement Agreement allows us to continue using, in a limited fashion, the use of the "e" logo in a manner not objectionable to IBM. We do not believe that the limitations imposed by the IBM Settlement Agreement will adversely affect our business.

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

OPERATIONS AND TECHNOLOGY

Overview

eAutoclaims has created several web based applications that assist insurance adjusters, appraisal sources, and repair centers to efficiently and effectively conduct business. The web applications facilitate lower turn around times in settling claims through the use of digital technology integrated with the web, lower average paid losses through extensive programmatic audits that are individually customized to the insurance company's auditing profile, and increased workflow efficiencies by using software modules (First Notice Of Loss, System Integration to eliminate rekeying, Intelligent dispatch Systems, etc...) designed to compliment the customer's existing business system and not replace it.

Each of our products evolves through feedback from our clients. We design new functionality requests in a modular approach so that any other customer can have that same functionality by a simple change in their profile. This evolution and modular integration of functionality allows us to have one of the most dynamic and versatile products in the marketplace for on line claims processing.

All products are web based and, as such, are periodically updated by us online, eliminating the need to send updates to our customers. As changes are made to any application they are deployed and realized in our programs in real time. Our existing hardware and software requirements to use any of our products are Internet Explorer 5.5 SP2 or above and an adequate Internet connection.

Understanding the need for high reliability/availability of our customer's data, eAutoclaims has signed a contract with Peak 10, a Co-Location Facility provider, to install equipment in their Charlotte, North Carolina facility as well as their Tampa, Florida facility. Data will be replicated between Oldsmar, Florida, eAutoclaims Corporate Headquarters, and both data centers. Redundancies have been built into the network topology. Currently equipment exists in all three locations.

1. Products

eJustersuite(R)

Our eJustersuite(R) application is a one call contact center solution that giveinsurance adjusters the ability to take the First Notice of Loss (FNOL) and dispatch the assignment to the appraisal source of their choice (Staff Appraiser, Repair Shop, Independent Appraiser, or Desk Estimator) through geographical proximity algorithms as well as assignment loading for each appraisal source. An Insurance Adjuster can also make real time rental car reservations and tow truck pickup arrangements for the car while the customer is on the phone. The eJustersuite(R) product interfaces with a multitude of partners for scene investigation, police reports, salvage partners, etc...

eJustersuite(R) customers can use innovative technology called CAsE (Customizable Assignment Entry). With CAsE the client can create their own forms based on a comprehensive collection of data elements. There are no limits on the number of forms a client can create and each form can be tailored to ensure that only the necessary information is obtained thus increasing efficiency when entering data.

         AuditPro

Our AuditPro product is an extremely versatile estimate auditing program. Auditpro allows an Insurance Company to create auditing guidelines and place them into a profile. This profile can then be associated with an appraisal source. Insurance companies can have profiles for specific Independent Appraisers, or all Independent Appraisers, another profile could be for shops on their Direct Repair Network, or another for their Staff Appraisers. Profiles can even be associated to the State in which the vehicle is located and the appraisal source.

With eAutoclaims `alias' technology we are able to minimize the amount of false positives and produce a highly accurate audit result that characterizes the estimate violations based on severity and cost variance. Auditpro also has the ability for the Insurance Company to modify the estimate on the fly and send the corrected estimate to the appraisal source.

Auditpro versions are also available for shops and independent appraisers. Within those versions estimates can be verified against the auditing guidelines of the insurance company at the appraisal source level prior to being submitted to the insurance company.

Appraisal Management System (AMS)

AMS is a web-based application that allows for centralized dispatch of the automobile loss assignments received from multiple customers via a customized portal. AMS supports separate websites for every branch with local administrative privileges in terms of managing users, subcontractors, branch invoicing, etc. AMS also provides a top level site for company-wide administration of the branches. The assignment distribution process is based on zip code which allows the automation and distribution of work among different branches. Comprehensive metrics on a company's activity including billing and invoicing features are available.

Product Development

eAutoclaims finished a proof of concept project in the second quarter of fiscal year 2004 entitled Virtual Adjuster. Virtual Adjuster allows the appraisal source the ability to communicate in real time with the call center adjuster or appraiser where both parties could see the damage to the vehicle and collaborate on the estimate while capturing the necessary screenshots and documentation required for the claim. Technology has advanced and now with higher resolution cameras and higher speed wireless devices the product can be commercialized. Through video and audio streaming technology claims could be settled in minutes. We anticipate a production release of this product in 2006.


2. Infrastructure

Software

eAutoclaims is a rapid application development environment. eAutoclaims uses a form of agile programming methodology called extreme programming (XP) to development our products. This XP process facilitates us working closely with our customer to ensure successful completion of our common project objectives.

Approximately 95% of all products are written at our Oldsmar Corporate Office in Cold Fusion Markup Language (CFML) and the remaining 5% of code consist of Active Server Pages (ASP), .Net, or Visual Basic (VB). In order to reduce outside dependencies or influences on our product, we use very little code written by outside vendors.

We have standard schemas that are used for integration with other client's systems. This standardized interface is open and non-proprietary. We frequently make customized changes to our application to accommodate the business process needs of our customer, but each of those changes is modularized to minimize interaction with other code. Once modularized the code is available for our entire customer base upon request.

Our production environment is segregated from our development environment. All code creation or modifications occur on the development platform. From development all code is migrated and tested on a staging server that is a replica of production. After successful testing the changes are scheduled for deployment to production. Our version control software monitors and track all changes to code. Changes can be deployed to all customers at the same time. Customers are always notified of changes through a flashing icon on their screens that details any changes in appearance or functionality of the application.

We are moving to a Service Oriented Architecture (SOA) with many of our new modifications. This SOA will allow for a myriad of functionality from the shop level to the Insurance Company level. These Web Services will allow for the addition and integration of new partners into our entire web based products.

         Network Infrastructure

eAutoclaims has a fiber connection to the Internet with Synchronous Optical Network (SONET) technology. There are two entrance and two exits points for the fiber at the Oldsmar, Florida corporate headquarters. In each of the Peak 10 Co-Location facilities, Charlotte and Tampa, we also have redundant SONET technology. SONET technology ensures a high availability telecommunication network is available for our application servers and our call center. Our Oldsmar facility and the Peak 10 facilities all have diesel powered backup generators that can sustain network operations indefinitely (with adequate refueling every 10 days) should a power outage occur. All mission critical equipment has dedicated APC uninterruptible power supplies (UPS). All non mission essential computer equipment including workstations has either common UPS modules or small dedicated units.

Security and protection of customer data is also a paramount concern for our enterprise. We have in place Intrusion Detection Systems (IDS) that alert us to attempts to breach our security. We vigorously keep our operating systems updated with the most current security patches as well as keep our Antivirus software patterns updated and deployed to all systems within the organization.

Our web products can be used with Secure Socket Layer (SSL) technology to ensure sensitive data is encrypted between our servers and our clients or partners. We use F5's Security Appliances to perform encryption and decryption thus removing unnecessary overhead from servers. eAutoclaims also prefers to restrict access to customer web sites through the use of IP restrictions which limit access to a specific point of origin, such as the Insurance Company's corporate headquarters gateway or proxy server.


3. Security

Intrusion Detection System (IDS)

An IDS is deployed and monitors all traffic to and from our servers. This system is monitored 7/24/365 through ProtectPoint Security services. ProtectPoint also has IDS systems installed for our equipment in Charlotte and Tampa. ProtectPoint is extremely proactive in their denial of access to our equipment should suspicious activity be occurring.

Physical Security

Corporate headquarters Network Operations Center (NOC) has RFID secure door locks. Only authorized people can access the NOC. There is also a Cipherlock on the door entering the IT department. Access to the code is on a `need to know' basis. The building also has cipherlocks that require unique PINs to enter.

Each Co-Location facility has three factor authentication, PIN, Biometric Scan, and RFID tag restricting access to our remote located servers. Each rack of servers is also confined in a cage requiring a combination to enter the cage.

Our VPN uses two factor authentication which include RSA tokens that restrict access to a very limited amount of users. Upon access to the VPN rights and privileges are restricted based on credentials.

All visitors must be recorded in a visitor log upon entering the facility. Visitor passes are provided that must be wore at all time. Contractors are also logged and given contractor badges that must be worn at all times.

Data Security

eAutoclaims takes the following precautions to help assure continuous service in the event of catastrophic events such as fire, water intrusion or loss of power and the prevention of data loss:

All data and program code is backed up nightly to a magnetic tape. One month of historical data is maintained with the previous weeks backups stored in an off site Category 5 Shelter location. A Grandfather, Father, and Son scenario is used for tape backups.

An additional copy of historical data is stored on a development server outside of the production server area nightly to provide further redundancy protection.

Our Network Operation Center is separately housed within the facility and has a dedicated electrical supply and redundant air-handling units.

Security sensors detect unauthorized entry. Video Camera surveillance is in place in the NOC.

All units are on UPS (Uninterruptible Power Supplies) in the event of a momentary loss of power. Our fire suppression system is computer friendly.

We have a diesel powered backup generator that will keep us up and running for a minimum of seven and maximum of 12 days depending on electrical load in case the power were to fail for any reason. We have multiple contracts with local fuel companies to ensure we have access to additional diesel fuel to keep us running indefinitely.

We have redundant Internet circuits with separate fiber paths to our building

Notwithstanding these precautions, a catastrophic event could interrupt our service for a substantial period of time, which would adversely affect our business prospects.


Prevention of Access to Data by Unauthorized Personnel

Our technology systems are designed to address important security concerns. Only personnel in our Information and Technology Department are allowed access to stored data. IP Restrictions, username and password, and SSL technology are used to restrict customer access to our servers.

Notwithstanding such safeguards and procedures, like with all online systems providers, a successful unauthorized access to sensitive data or a destructive virus attack on our infrastructure is possible. A malicious unauthorized access or effective virus could adversely affect our internal business processes and our customer's access to our computer systems. With contingency planning using three redundant sources of operations we would anticipate the interruption to be minimal.

4.       Risks

We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our products and services. Rapidly changing technology, evolving industry standards, and changing customer demands characterize the market in which we compete. Accordingly, our future success will depend on our ability to:

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

In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are incorporated in Nevada and are currently only required to be qualified as a foreign corporation authorized to do business in the State of Florida because our offices and employees are located in Oldsmar, Florida. Changes in the laws affecting the Internet or the automobile insurance repair industry may require us to qualify in additional jurisdictions. Our failure to qualify in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

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


We are dependent on only a few customers for a substantial portion of our revenue and our two largest customer have recently had reductions in their claims volume

During the year ended July 31, 2005, we derived 55% and 8% of our revenues from two customers. Our largest customer sold half of its U.S. based auto physical damage business. This customer accounted for 55% of our revenue for year ended July 31, 2005. We also experienced a decrease in revenue from our second largest customer because of a change in their state's legislation regarding a special type of insurance policy requiring a direct repair networks. The loss of this business combined with the increase expenditures required to roll out the ADP contract and the time lag involved before we begin recognizing significant revenues under the ADP contract has resulted in us incurring losses for fiscal 2005. Because of the competitive nature of our business and the uncertainty of bringing on enough business to offset the loss of business, we may be unable to replace revenues quickly enough to sustain profitability.


Our recent agreement with ADP Claims Services Group may not be profitable for us.

We may not be successful in commercially exploiting the ADP Agreement. The ADP Agreement anticipates that we will substantially increase the volume of claims that we are currently processing. Our current infrastructure is not capable of processing the anticipated number of claims. We are in the process of improving our technological infrastructure by acquiring the equipment and resources necessary to increase the volume of claims we anticipate handling with ADP. There is no assurance we will be able to substantially increase our claims processing capacity in such a short period of time. Although we have achieved certain milestones and met certain conditions for the continuation of this agreement, positive results of this program are not assured. There is no requirement that ADP refer a minimum number of claims to us under the Agreement. There is no assurance we will achieve the anticipated revenues, gross margins or profits anticipated under this Agreement. ADP has the ability to cancel this Agreement, which would adversely affect our business prospects. Our Agreement with ADP will result in a different revenue recognition model for claims processed through the ADP system. Because ADP is the obligor to make the payments directly to the repair shops we will only recognize our portion of the net revenues from sales under this agreement. Thus, our revenue will not grow as significantly as in the past, if and when we generate more business with ADP. However, our margins would grow significantly if and when we generate more business with ADP.

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

We currently have relationships with approximately 2,700 independently owned and operated body shops upon which we depend to perform quality repair services at a reasonable cost and in a timely manner. Although we monitor the quality and timeliness of their services and can terminate our relationship with those shops that do not meet our standards, we do not have meaningful control over the quality of their services. Poor workmanship or service by any of these shops can adversely affect our relationships with customers and could cause them to stop dealing with us or reduce the amount of business that they do with us. In addition, because we assume the responsibility for the quality of repairs, poor workmanship and inferior work can negatively affect our financial position because of the additional costs we incur in properly repairing an automobile.


If we fail to adequately protect our trademarks and proprietary rights, our business could be harmed. Our rights to our service marks are uncertain.

The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Although we were granted supplemental registration rights for eAutoclaims.com(R), our service mark applications for eAutoclaims.com and Bricks to Clicks on the primary federal register were rejected, however this product is no longer in service and has been replaced by our latest product eJusterSuite(R), which we received a Federal Registration Certificate for on June 15, 2005. We have been involved in litigation regarding the rights to use the name eAutoclaims.com. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we may in the future offer our products and services. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary right is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.


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

Many of our contracts with customers provide for payment to us for vehicle repairs at the time the repair cost has been determined. Under these agreements, we bear all risks associated with the repair of the vehicle beginning with receipt of payment from our customer. Historically, approximately two percent (2%) of policyholders fail to have the vehicle repaired after filing a claim with their insurance carrier. Although we bear the risk of these repairs, it is not entirely clear as to when, or if, we are entitled to hold these payments. It is possible that other parties (i.e. the insurance carrier, the repair facility or the individual automobile owner) may claim that they are entitled to such funds. The policyholder often saves for the deductible portion of their claim, which can result in a long period of time between the time they file their claim and the time that the vehicle is repaired. Because of the uncertainty as to if we may be required to make these payments, when we may be required to make them, and who we may be required to pay, we book such amounts as accounts payable in our financial statements. As of July 31, 2005, approximately $2,957,330 of our accounts payable consisted of advance payments. Although management believes we are entitled to hold such funds due to the risk we assume for repair of a vehicle, there is no assurance that customers will agree with our position. Should eAutoclaims be required to issue payment for all such amounts at one time, we may not be able to do so.

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

Any sale of substantial amount of our Common Stock in the public market, or the perception that these sales might occur, whether as a result of the exercise of outstanding warrants or options or otherwise, could lower the market price of our Common Stock. Furthermore, substantial sales of our Common Stock by such parties in a relatively short period of time could have the effect of depressing the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.


Antidilution rights granted to certain investors may cause substantial dilution to our other stockholders.

During January and February 2005 we sold a total of 10,775,000 units at an offering price of $.16 per unit generating gross offering proceeds of $1,724,000. We netted $1,508,954 after payment of placement fees and expenses. Each unit consists of one (1) share of Common Stock and one-half (1/2) Common Stock Purchase Warrant exercised with a price of $.30 per share. The warrant contained "full ratchet" antidilution protection to avoid dilution of the equity interest represented by the underlying shares upon the occurrence of certain events, including the issuance of equity securities if an issuance, conversion or exercise price is less than $.30. As a result of this offering, a total of 9,794,628 warrants issued during the March through May 2004 offering were re-priced to $.16 according to the anti-dilution provisions specified in those agreements. The warrant holders from both the 2004 and 2005 offerings are entitled to demand registration rights for a two-year period. In addition, we are subject to liquidated damages if we do not maintain the effectiveness of the subject registration statement. Our Common Stock currently trades at a price less than $.30 per share. If we raise additional capital to meet our current working capital requirements, this may trigger the antidilution rights of the investors in our 2004 and 2005 private placements, which may result in additional dilution to our current shareholders.

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


ITEM 2.  DESCRIPTION OF PROPERTY

Our main offices are located at 110 East Douglas Road, Oldsmar, Florida 33467. Monthly rent of approximately $18,405 terminates on November 30, 2006. The monthly rent increases annually until it reaches approximately $19,000 per month in the year ended November 30, 2006. We have the option to renew the lease for two additional years after the initial five-year term. We also have the right to purchase the entire facility, totaling 62,000 square feet, with the associated land for $2,950,000. We issued 45,956 shares of our Common Stock to the landlord of this lease with registration rights to obtain the purchase option.

We believe that the facilities are well maintained, are in substantial compliance with environmental laws and regulations, and are adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing lease.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not involved in any legal proceedings that are considered material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fiscal year ended July 31, 2005.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Value

Our Common Stock is traded on the OTCBB under the symbol "EACC.OB". The following table sets forth, the high and low bid prices of the Common Stock for the periods shown as reported by the National Quotation Bureau. The bid prices quoted on the OTCBB reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                        High Bid    Low Bid
                                                        --------    -------

Fiscal Year Ended July 31, 2003
First Quarter (August 1, 2002 to October 31, 2002)           0.36     0.10
Second Quarter (November 1, 2002 to January 31, 2003)        0.16     0.08
Third Quarter (February 1, 2003 to April 30, 2003)           0.14     0.08
Fourth Quarter (May 1, 2003 to July 31, 2003)                0.55     0.17

Fiscal Year Ended July 31, 2004
First Quarter (August 1, 2003 to October 31, 2003)           0.43     0.27
Second Quarter (November 1, 2003 to January 31, 2004)        0.34     0.21
Third Quarter (February 1, 2004 to April 30, 2004)           0.53     0.33
Fourth Quarter (May 1, 2004 to July 31, 2004)                0.38     0.25

Fiscal Year Ended July 31, 2005
First Quarter (August 1, 2004 to October 31, 2004)           0.37     0.19
Second Quarter (November 1, 2004 to January 31, 2005)        0.29     0.18
Third Quarter (February 1, 2005 to April 30, 2005)           0.29     0.12
Fourth Quarter (May 1, 2005 to July 31, 2005)                0.20     0.10

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

As of September 30, 2005, there were 64,089,574 shares of our Common Stock outstanding. In addition, as of September 30, 2005, shares of common stock were subject to the following outstanding warrants:

o 744,385 warrants issued to the agent and purchasers of our Series A Preferred Stock at exercise prices of between $0.35 and $4.50,
o 1,150,000 warrants at an exercise price of $0.35 to $0.63 per share, issued to the purchasers of our convertible debentures,
o  15,312,363 warrants at an exercise price of $0.16 (repriced in January,
   2005), issued to purchasers of units (one share of common stock and one warrant to purchase one share of common stock) between March and June of 2004,
o 1,616,250 warrants to purchase one unit for $0.16. The units consist of one share of common stock and one half warrant to purchase another share of stock for $0.30
o 790,200 warrants to purchase one unit for $0.28. The units consist of one share of common stock and one warrant to purchase another share of stock for $0.16
o 5,387,500 warrants to purchase one unit for $0.16. The units consist of one share of common stock and one-half warrant to purchase another share at $0.30, and.
o 220,000 warrants at an exercise price of $0.75 per share, issued to the purchasers of common stock.

As of September 30, 2005, we have reserved 5,136,253 shares of our Common Stock underlying options issued to our directors, employees and consultants with exercise prices of between $.01 and $3.00. As of July 31, 2005, we had approximately 243 common shareholders of record.


Preferred Stock and Related Warrants

The Company no longer has any outstanding Preferred Stock. The following discussion is a summary of certain of the terms and provisions of the original Securities Purchase Agreement and subsequent modified agreements, Registration Rights Agreement, Security Agreement, Certificate of Designation for our Series A Preferred Stock, Purchaser's Warrants and Agent's Warrants.

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

The Series A Preferred Stock carried a cumulative preferred dividend of 8% per annum and a liquidation preference of $5,000 per share. We had the right to redeem the Series A Preferred Stock at a price of $5,500 per share upon giving not less than thirty days prior written notice to holders. Upon receipt of our notice of conversion, a holder of the Series A Preferred Stock may elect to convert the shares into Common Stock at any time prior to the date of redemption as specified in our notice.

In October 2003, we entered into an agreement with Governor's Road, as the sole holder of our Series A Preferred Stock, which amended and restated in all respects the prior agreements entered into by and between us and the holders of the Series A Preferred Stock. In accordance with this agreement, in fiscal 2005 we redeemed 24 shares of Series A Preferred Stock for cash at a price equal to 110% of the purchase price plus accrued and unpaid dividends. A total of 392 shares of Preferred Stock, along with accrued dividends, were converted into Common Stock under the terms of the initial agreement and all subsequent agreements through June 2005.

In July 2005 we reached an agreement with Governor's Road whereby the remaining 104 shares of Series A Preferred Stock, along with the accrued dividends, were converted into Common Stock at $0.165 per share. This agreement supercedes all agreements previously entered into with Governor's Road. The July 2005 agreement further specifies that the exercise price of all Purchaser Warrants and Agent Warrants, issued to Governor's Road or its affiliate are set at $.35 per share and that the cashless exercise provisions set forth in the Purchaser Warrants and Agent Warrants are eliminated. To date, we have issued 13,935,741 shares of our Common Stock in connection with the conversion of 496 shares of Series A Preferred Stock and the satisfaction of accrued dividends, which represents, along with the 24 shares redeemed, all of the preferred shares issued. There are currently no Series A Preferred Stock shares outstanding as of July 31, 2005.

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

Shares Eligible for Future Sale

As of September 30, 2005, we had outstanding 64,089,574 shares of Common Stock. Of these shares, 56,708,045 shares are freely tradable without restriction or limitation under the Securities Act, except for any shares purchased by "affiliates" or persons acting as "underwriters" as these terms are defined under the Securities Act.

The 7,381,529 shares of Common Stock held by existing shareholders that are "restricted" within the meaning of Rule 144 adopted under the Securities Act (the "Restricted Shares"), may not be sold unless they are registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144 promulgated under the Securities Act. The Restricted Shares were issued and sold by us in private transactions in reliance upon exemptions from registration under the Securities Act and may only be sold in accordance with the provisions of Rule 144 of the Securities Act, unless otherwise registered under the Securities Act.

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

In July 2005 we filed a Form S-8 registration statement, which registered for resale 16,302,594 securities issued to our employees, officers, directors, consultants and advisors. The shares of Common Stock registered related to (i) 2,266,517 shares underlying options issued pursuant to our 1998 Stock Option Plan; (ii) 1,253,087 shares underlying options issued to employees and a consultant outside of our Stock Options Plan; (iii) 2,145,000 shares issuable pursuant to options issued to our directors; (iv) 5,712,638 shares underlying our 1998 Stock Option Plan; (v) 2,000,000 shares to be issued under management compensation agreements signed in 2005; (vi) 2,267,350 shares issued pursuant to stock options that were excercised by employees, consultants and Board members, and (vii) 658,002 shares issued to Board members as compensation for Board services provided to the Company. Also registered are such additional and intermediate number of shares of Common Stock as may become issuable because of the provisions of the 1998 Stock Option Plan relating to adjustments for changes resulting from stock dividends, stock splits and similar changes. The Registration Statement became effective immediately upon filing on July 29, 2005.

In March 2005 our registration statement on Form S-1 registering 23,265,591 shares of our Common Stock was declared effective by the Commission. The shares of Common Stock registered relate to (i) 10,775,000 shares of Common Stock purchased by certain investors in a private placement conducted during 2005;
(ii) 5,387,500 shares issuable upon exercise of Common Stock purchase warrants issued in conjunction with the 2005 private placement; (iii) 2,339,358 shares issued to investors from 2004 as a result of the Company not meeting certain claims volume targets as stated in the agreement; (iv) 2,339,358 shares issuable upon exercise of Common Stock purchase warrants issued to investors from 2004 as a result of the Company not meeting certain claims volume targets as stated in the agreement; and (v) up to 2,424,375 shares underlying a placement agent warrant. In addition, the holders of the shares from the 2005 private placement are granted "full ratchet" antidilution rights if we issue any additional equity securities at an issue price, conversion price or exercise price at less than $.30 per share. The sale of such securities pursuant to the above-referenced registration statement may have a depressive affect on the market price of our Common Stock.

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

                                                                                                       EAUTOCLAIMS, INC.

                                                                                                SELECTED FINANCIAL DATA
-----------------------------------------------------------------------------------------------------------------------
Year Ended July 31,                             2005        2004            2003           2002              2001
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Total revenue                                $14,651,232  $27,160,682     $34,061,072    $32,283,363    $20,188,249
-----------------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                   11,029,261   22,130,634      28,323,741     27,293,568     16,842,287
  Selling, general and administrative          5,554,430    6,417,316       6,418,911      8,114,580     10,479,232
  Depreciation and amortization                  511,812      515,813         490,935        530,618        504,656
  Amortization of beneficial conversion
    feature on convertible debentures and
    fair value of warrants issued in
    connection with debentures                                307,694          11,738        555,551
-----------------------------------------------------------------------------------------------------------------------
Total expenses                                17,095,503   29,371,457      35,245,325     36,494,317     27,826,175
-----------------------------------------------------------------------------------------------------------------------
Net loss                                     $(2,444,271)  (2,210,775)    $(1,184,253)   $(4,210,954)   $(7,637,926)
=======================================================================================================================

Adjustment to net loss to compute loss
 per common share:
          Preferred stock dividends              (50,655)     (95,518)       (101,296)      (570,997)    (4,611,804)
          Dividend to unit holders              (986,623)
-----------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock          $(3,481,549) $(2,306,293)    $(1,285,549)   $(4,781,951)  $(12,249,730)
=======================================================================================================================

Loss per common share - basic and
  diluted                                        $ (0.08)     $ (0.09)        $ (0.06)       $ (0.32)       $ (1.09)
=======================================================================================================================

Weighted-average number of common
  shares outstanding-basic and diluted        44,905,261   26,308,434      20,209,634     14,813,549     11,252,514
=======================================================================================================================


Balance Sheet Data:

 July 31,                                          2005        2004            2003           2002           2001
-----------------------------------------------------------------------------------------------------------------------

Cash                                             306,280      415,549         226,161         44,655        485,092
Working capital (deficit)                     (3,880,154)  (3,190,515)     (4,992,541)    (4,483,740)    (1,484,725)
Total assets                                   3,120,121    3,482,149       3,757,512      3,403,826      4,197,677
Debt and capital lease obligations               108,979      495,621          86,325
Total stockholders equity (deficiency)        (2,012,050)  (1,493,084)     (2,910,932)    (2,365,818)       737,905


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our audited financial statements as of July 31, 2005 and the notes thereto, all of which financial statements are included elsewhere in this form 10-K. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Description of Business" and elsewhere in this Form 10-K.

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

OVERVIEW

We are a business-to-business e-commerce company that uses the Internet to streamline and lower the overall costs of automotive repair paid by insurance companies, managing general agents (MGA) and third party claims administrators
(TPA) and self-insured automobile fleet management companies. We are establishing ourselves as the preeminent service provider for the automobile insurance industry, providing a seamless back-end infrastructure that links thousands of collision repair shops and support facilities. We provide a proprietary, cost-effective and highly advanced system for the processing and ultimate repair of claims for damaged vehicles filed by policyholders of our insurance company clients. We receive revenues from insurance companies for repairs completed by members of our network of repair shops. We approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle and glass repair through our provider network accounts for 85%, 91 %, and 92% of the revenue for the years ended July 31, 2005, 2004 and 2003, respectively. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $65 per claim depending upon the level of service required. For the years ended July 31, 2005, 2004, and 2003, 15%, 9% and 8% of the revenue has been received from claims processing fees and other income, respectively.

MANAGEMENT'S OPERATING PLAN

Four separate events happened during the second half of the fiscal year 2004 and into fiscal year 2005 that has impacted the Company's financial position. First, our largest customer, sold a substantial part of its U.S. based auto physical damage business. Starting in January 2004, the business was expected to decrease one-twelfth each month for one year; however, the reduction in policy run-off accelerated in the last three months of the fiscal year and the expected drop in revenue has already occurred. Second, we experienced a significant decrease in revenue from our second largest customer because of a change in their state's legislation regarding a special type of insurance policy requiring direct repair networks. That decrease in revenue also occurred in the second half of the 2004 fiscal year. Third, in August and September 2004 our office was threatened by four hurricanes, two of which impacted our community and operations. While our facilities withstood the hurricanes, they interrupted our claims assignment stream for several days; thereby, reducing revenue and cash flow. It also caused us to incur additional expenses to insure that our business process would not be interrupted in the future. Fourth, the ADP Co-Marketing Agreement took longer to implement than expected. Specifically, there was a time lag between when we anticipated rolling out the ADP Sales & Marketing efforts on a national basis and the actual time that this event occurred. However, the Company has recently seen sales efforts net results in new pilots, and more specifically the early rollout of a top 20 insurance client that began a national rollout in late July 2005. While we are still very optimistic about the opportunities presented with the ADP Co-Marketing Agreement, the effect of the early delays has resulted in the Company incurring additional expenses for carrying support personnel and ramping for fiscal 2005.

As a result of these events, management is currently taking the following actions that are expected to positively impact the Company's financial position:


o ADP Co-Marketing Agreement - Management continues to focus on the sales development of the ADP Co-Marketing Agreement, which is part of the Company's Special Markets Division. The most material development is the early rollout of a new top 20 insurance client, Continental Casualty Company (C N A Insurance). This client began its national production rollout in late July of 2005 and is expected to be completed in the first quarter of fiscal year 2006. Once the national rollout is completed, the Company would expect a meaningful improvement in its operating results, as this new client would become one of the largest clients of eAutoclaims in a very short period.

   The Company was also notified in September 2005 that it had been selected by a second top 20 insurance client through the ADP Co-marketing agreement. Although the process is still in the early stages, the Company expects rollout to be completed in the first half of fiscal 2006 and meaningful revenues to be produced by the completion of the third quarter of fiscal 2006.

   Since August 2004 the ADP agreement has produced over a dozen signed pilot agreements with insurance Companies or third party administrators, and has produced four annual agreements after the pilot periods were completed. In addition, other than the two top 20 insurance clients listed above, there are other accounts in the sales cycle that are expected to mature into new accounts. While there are no guarantees that these pilot agreements will mature into annual or multi-year contracts, maturing these accounts past the pilot stage would produce significant claims volume. The Company would share the associated revenues with ADP Claims Services Group.

o Rolling out Higher Margin Product Lines - Management is leveraging internally developed ASP/technologies that will allow other companies in related industries to significantly reduce labor costs and improve operating efficiencies, as is the case with the Company's recently announced new product "Audit Pro", a programmatic electronic estimate auditing tool. Many of these technologies have already been implemented in the Company's operating processes and have shown themselves to be of significant value. By modifying the interface to these technologies, the Company can produce significant click fee revenue without adding significant operating costs. The target market for these technologies will include a wide range of organizations, including the largest (tier 1) insurance companies. The Company's management believes this additional product line will result in a greater growth in high volume, high margin revenues that will have a meaningful impact to the Company's bottom-line. Management started this process in fiscal year 2004. While total revenues decreased during the last fiscal year, click fee revenue from the clients' use of the Company's technology increased. Click fee revenue increased from approximately $453,000 in the year ended July 31, 2004 to approximately $484,000 in the year ended July 31, 2005. This increase came even though collision outsourcing revenue, which helps drive the results, was significantly reduced during that same period. While there are no guarantees these transactions or that the new business will mature, management believes this will be a growth market for the Company in the future.

o Raising Additional Capital - The Company has an option to purchase the building it is currently leasing and the associated land for $2,950,000. In September 2005 the Company entered into an agreement to sell its Oldsmar facility, while remaining in the facility under a new favorable long term lease to be signed concurrent with the closing of the sale. After a due diligence period, the closing is expected to take place within 95 days from the effective date of the agreement, and will be part of a simultaneous closing process whereby the Company purchases the facility from the current landlord under the purchase option provided for in the Company's current lease agreement and subsequently sells the facility to a third party buyer. The completed transaction is expected to net the Company a significant profit. The company is currently reviewing additional options in the event the sale closing takes longer than expected.

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

The Company records revenue net of the repair costs in certain glass transactions when the supplier, not the Company, is the primary obligor in an arrangement, the amount the Company earns is fixed or the supplier has credit risk. This occurs when the repair has been performed before it is referred to the Company. When the Company receives notice of the transaction, we call the glass repair facility to ask them to become part of our network and to negotiate a better price on the repair. If the Company is able to negotiate a better price for the customer we keep a portion of the added discount. In that situation the revenue is recorded net of the repair costs even though the Company pays for the entire claim and is reimbursed by the insurance company, since we did not have the risk of loss and are not responsible for the repair.

The revenue generated from the co-marketing agreement with the ADP Claims Services Group (ADP) is recorded net of the repair costs because in the agreement the Company is performing a fee for service. The insurance company is the customer of ADP, who will be collecting the revenue and paying the shop. The first claims from this agreement were processed in the fiscal year ended July 31, 2005.

The Company maintains an allowance for doubtful accounts for losses that they estimate will arise from the customers' inability to make required payments. Collectibilty of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At July 31, 2005 the allowance for doubtful accounts was approximately $208,000.

Accounting for Income taxes:

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $9,841,000 at July 31, 2005. The valuation allowance consists mainly of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance is necessary because the use of these deductions is not reasonably assured since the company has not yet returned to profitability.

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

At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that affect the continuity of the business. No charge for impairment of goodwill was deemed necessary as a result of that evaluation as of July 31, 2005.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2005, Compared to Fiscal Year Ended 2004

REVENUE

Total revenue for the year ended July 31, 2005 was approximately $14.7 million, which consists of approximately $11.2 million in collision repair management for insurance companies, approximately $0.5 million in auto glass repairs and approximately $2.9 million in fleet repair management and other repairs and fees. Total revenue for the year ended July 31, 2004 was approximately $27.1 million, which consists of approximately $22.7 million in collision repair management for insurance companies, approximately $1.2 million in auto glass repairs and approximately $3.2 million in fleet repair management and other repairs and fees. Total revenues decreased approximately $12.5 million or 46% compared to approximately $27.1 million for the year ended July 31, 2004. This decrease is primarily the result of the loss of revenues from our two largest clients. During the year ended July 31, 2005 we derived 55% and 8% of our revenue from two customers. In October 2003 our largest client announced they were selling one-half of their U.S. auto physical damage business to another insurance carrier. As a result of this, we have experienced approximately an $8.4 million or 51% decrease in the revenue from that customer between fiscal years ended July 31, 2004 and 2005. In August 2005 this same customer announced that they had sold the remaining half of their U.S. auto physical damage business to another U.S. insurance carrier. We have not experienced any revenue loss to date as a result of this transaction and do not anticipate any significant loss of business throughout the duration of our contract, which ends in April 2006. We are unsure whether we will continue to service this new carrier after the contract period concludes and, if so, at what volume level. However, the positive financial results experienced by the customer of the business in question create the possibility of obtaining additional business from the purchaser. We also experienced a decrease in revenue from our second largest customer because of a change in their state's legislation regarding a special type of insurance policy requiring a direct repair network. We experienced approximately a $2.6 million or 69% decrease in the revenue from that customer between fiscal years ended July 31, 2004 and 2005. The Company anticipates meaningful growth in new clients based on the early results of its co-marketing agreement with ADP Claims Services Group. However, because of the competitive nature of our business and the uncertainty of bringing on enough business to offset the loss of business, we were unable to replace revenues quickly enough to reach profitability.

Fees and other revenue decreased approximately $300,000 from $2.5 million for the year ended July 31, 2004 to $2.2 million for the year ended July 31, 2005. This decrease is mainly a result of a reduction in file handling fees from the reduced collision management revenue, and was partially offset by an increase in the click fee revenue as explained above in the management interim operating plan.

The glass revenue decreased by 61%, or approximately $750,000, from $1.2 million in fiscal year 2004 to approximately $.5 million in fiscal year 2005. This decrease is primarily due to the loss of our second and third largest glass customers. The Company continues to pursue additional glass customers as the glass repair business complements our core business and allows our customers to use a single source for all repair needs.

The fleet revenue increased approximately $5,000, or 1% from approximately $713,000 in fiscal 2004 to approximately $718,000 in fiscal 2005. This reflects substantially no change in the claims volume from our existing fleet customers in fiscal 2005 as compared to fiscal 2004.


EXPENSES

Claims processing charges include the costs of collision, fleet and glass repairs paid to repair shops within our repair shop network, as well as the cost of the estimating software sold to the Company's network of shops. Claims processing charges for the fiscal year 2005 were approximately $11.0 million compared to $22.1 million in fiscal 2004. This is a decrease in total costs of 50% and a decrease in the percentage of claims costs compared to total revenue from 81.5% in fiscal 2004 to 75.3% in fiscal 2005. This reduction in claims processing charges as a percentage of total revenue is a result of the change in the percentage of revenue generated from higher margin products as well as the increased emphasis on click fees. If revenues from customers generated by the ADP Co-marketing agreement grow as management expects, the margins will continue to increase.

eAutoclaims currently has approximately 2,700 affiliated repair facilities in its network for claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. We are dependent upon these third party collision repair shops for insurance claim repairs. If the number of shops or the quality of service provided by collision repair shops fall below a satisfactory level leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and providing staff inspections of our network shops and, if required, establish similar relationships with other collision repair shops.

Selling, general and administrative (SG&A) expenses is mainly comprised of salaries and benefits, facilities related expenses, telephone charges, professional fees, advertising costs and travel expenses. SG&A expenses for the year ended July 31, 2005 were approximately $5.6 million or 38% of revenue compared to approximately $6.4 million or 24% of revenue for the year ended July 31, 2004. During the year ended July 31, 2005 and 2004 we incurred payroll related expenses of approximately $ 3.5 million and approximately $4.6 million, respectively. The 2004 figure includes a one time charge of approximately $869,000 for expensing employee stock options. The actual decrease in payroll cost, after adjusting for the stock option expense, was approximately $200,000 in fiscal 2005 compared to fiscal 2004. The decrease is primarily due to lower costs associated with reduced claims volume. We have maintained staff in anticipation of significant new business expected to be generated by the ADP Co-marketing agreement.

SG&A expenses included non-cash charges of approximately $290,000 for the year ended July 31, 2005. These non-cash charges include approximately $220,000 of stock issued for legal, board and professional services as well as approximately $23,000 of stock issued in lieu of a cash interest payment. There was also an increase in the allowance for doubtful accounts of $47,000. This is compared to approximately $1.0 million non-cash charges included in SG&A expenses for the fiscal year ended July 31, 2004. These non-cash charges included a $77,000 write-off of equipment that was replaced to keep pace with new technology, $869,000 of compensatory options issued to employees, and approximately $165,000 of stock issued for consulting agreements for interest and legal, board and professional services as well as $12,000 for interest. There was also an $81,000 credit in the allowance for doubtful accounts that partially offset these charges.

Also included in the SG&A is interest expense related to a loan from a shareholder, capital leases and a convertible note payable. This interest expense totals approximately $43,000 in fiscal 2005 compared to approximately $57,000 for fiscal 2004. There was no interest income from cash reserves for the year ended July 31, 2005 compared to approximately $2000 in interest income for the year ended July 31, 2004.

Depreciation of property and equipment of approximately $512,000 was recognized in the year ended July 31, 2005. This was compared to approximately $516,000 of depreciation in the year ended July 31, 2004. There was no charge for debenture amortization taken in the year ended July 31, 2005 compared to approximately $308,000 of debenture amortization recorded in the year ended July 31, 2004.

NET LOSS

We recognized a net loss of approximately $2.4 million and $2.2 million for the years ended July 31, 2005 and 2004, respectively. The increase in net loss was primarily a result of the reduction in revenue experienced in fiscal 2005 compared to fiscal 2004 and the retention of staff in anticipation of new business expected to be generated by the ADP Co-marketing agreement that had not yet materialized as of the end of fiscal 2005

Fiscal Year Ended July 31, 2004, Compared to Fiscal Year Ended 2003

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

Glass revenue increase by 39%, or $345,000, from $894,000 in fiscal year 2003 to approximately $1.2 million in fiscal year 2004. This increase is a result of a new customer in fiscal year 2004. We also negotiated lower pricing from one of our larger glass vendors, which has helped our competitiveness in this market. The glass repair business complements our core business and allows our customers to use a single source for all repair needs. Fleet revenue decreased approximately $156,000, or 18% from approximately $869,000 in fiscal 2003 to approximately $713,000 in fiscal 2004. This decrease is mostly a result of a decrease in the amount of claims from one of our existing clients.

EXPENSES

Claims processing charges are primarily the costs of collision repairs we pay to our collision repair shop network. Claims processing charges for the fiscal year 2003 were approximately $28.3 million compare to $22.1 million in fiscal 2004. This is a decrease in total costs of 22% and a decrease in the percentage of claims costs compared to total revenue from 83.2% in fiscal 2004 to 81.5% in fiscal 2003. This decrease in the percentage of the claims processing charges compared to revenue over the same periods last year was mostly caused by an increase in the overall margin of our products.

We are dependent upon our third party collision repair shops for insurance claims repairs. As of September 30, 2004, we had approximately 2,500 affiliated repair facilities in our network for claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. However, if the quality of service provided by collision repair shops falls below a satisfactory standard leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and providing staff inspections of our network shops and, if required, establishing similar relationships with other collision repair shops.

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

During fiscal 2004, we implemented a series of cost reductions, including a reduction in the RSA servicing team, but have maintained staff to service new clients expected from the ADP co-marketing agreement. In addition, our management team took salary reductions ranging from 5% to 15%. The senior management team took the highest percentage reductions. The middle managers received a total of 72,767 stock options with a strike price of $0.01 as partial compensation for their 5% salary reduction. The senior management team did not receive stock options for their salary reductions. We also implemented reductions in other operational expenses, which we anticipated would result in total annual cost savings of approximately $524,000 per year.

Depreciation and amortization was approximately $823,000 and $503,000 for the years ended July 31, 2004 and 2003, respectively. Depreciation of fixed assets represented approximately $516,000 and $491,000, respectively. Amortization expense of approximately $308,000 in fiscal year 2004 reflects the amortization of discount on the convertible debentures issued in July of 2003. The amortization expense of $12,000 in fiscal year 2003 reflects the warrants and debenture conversion feature created by the debenture financing in fiscal year 2003.

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


LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2005, we had cash of approximately $306,000, a $109,000 decrease from last year, and a working capital deficiency of approximately $3.9 million as of July 31, 2005 compared to $3.2 million as of July 31, 2004, an increase in the deficit of approximately $.7 million. Other than working capital generated from operations, our primary source of working capital during the fiscal year ended July 31, 2005, was the receipt of $1,724,000 from the sale of our equity securities. Of these proceeds $215,046 was paid out in expenses of raising the funds, for a net of $1,508,954.

Our management continues to analyze our operations and streamline where appropriate. Our ability to make additional significant cost cuts is limited. Also, such cost cutting programs are potentially counterproductive to our long term best interests because such cost cutting results in the loss of the Company's valued employees and new product initiatives. The Company has taken the position of retaining our skilled employees in anticipation of the significant new business expected to be generated through the ADP Co-marketing agreement.

As a result of the loss of business from our two largest customers, additional financing may be necessary. In September 2005 the Company entered into an agreement to sell its Oldsmar facility. The completed transaction is expected to net the Company a significant profit that we will use primarily for working capital. The Company is currently reviewing additional options in the event the sale closing takes longer than expected or does not occur.

If revenues grow it will provide its own working capital, but because revenue growth is not guaranteed, we have solicited proposals for additional financing. We cannot assure you that we will be able to raise such funds or that such funds will be available to us on favorable terms. If we raise additional funds for the issuance of our securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

We believe that cash generated from operations, the sale of our Oldsmar facility, and additional financing, if necessary, will be sufficient to meet our working capital requirements for the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period.

We remain optimistic about our long term business prospects. However, we still face significant obstacles to achieve profitability. We anticipate that in fiscal 2006 we will begin to roll out a substantial volume of repairs pursuant to our ADP Claims co-marketing agreement. We have invested a significant amount of our working capital, technical infrastructure and personnel time in preparing the Company for the anticipated increased claims volume from ADP Claims co-marketing agreement. Our financial and personnel commitment to the ADP Claims co-marketing agreement combined with the loss of revenue from our largest customer due to a sale of part of their business has created the working capital pressures we experienced during fiscal 2005 and will continue to experience during at least the first half of fiscal 2006.

DEBT AND CONTRACTUAL OBLIGATIONS

Our commitments for debt and other contractual arrangements as of July 31, 2005 are summarized as follows:

                                Years ending July 31,
-------------------------------------------------------------------------
                       2006           2007            2008         Total
-------------------------------------------------------------------------
Property lease           $ 225,000      $ 76,000                $ 301,000
Equipment lease            113,000       105,000   $ 18,000       236,000
Convertible debenture      275,000                                275,000
Employee compensation      552,000       997,000                1,549,000
-------------------------------------------------------------------------
                       $ 1,165,000   $ 1,178,000   $ 18,000   $ 2,361,000
=========================================================================

The Company leases equipment and facilities under non-cancelable capital and operating leases expiring on various dates through fiscal 2008. The main operating lease consists of a 5-year lease for 30,000 square feet of a 62,000 square foot facility. The Company has an option to buy the entire facility with the associated land for $2,950,000. In September 2005 the Company entered into an agreement to sell the facility, while remaining in the facility under a new favorable long term lease to be signed concurrent with the closing of the sale. After a due diligence period, the closing is expected to take place within 95 days from the effective date of the agreement and will be part of a simultaneous closing process whereby the Company purchases the facility from the current landlord under the purchase option provided for in the Company's current lease agreement and subsequently sells the facility to a third party buyer.

At the end of July 2005 the Company had an outstanding $275,000, 8% convertible note payable with a maturity date of August 2005. The note was initially executed in July of 2003 for $300,000. In August 2004 $25,000 of the principal was converted into common stock. This note is convertible at the discretion of the creditor at a fixed rate of $0.279 per share. The interest can be paid in either cash or common shares at the Company's discretion at the end of the loan. In fiscal year 2003, the Company recorded a discount to the note payable of $140,860 representing the beneficial conversion feature of the debentures. The discount was amortized to interest expense over the original one-year term of the note. In August 2005, a new agreement was reached with the holder of the convertible note which resulted in the conversion of the $275,000 principal plus accrued interest into shares of the Company's common stock.

In May 2005, the Company entered into a new two year employment agreement with its President and Chief Executive Officer. The agreement specifies an annual base salary of $170,000, representing a voluntary pay cut in base taken by the CEO. If the Company generates positive cumulative EBITDA (which excludes non-cash compensatory and equity charges under GAAP) of greater than $50,000 for any three consecutive months, the base salary will be increased to $200,000. The CEO will be entitled to receive a quarterly bonus equal to 3% of the Company's EBITDA as computed under GAAP, which may be paid in cash or shares of the Company's common stock, at the CEO's election. The CEO shall also be entitled to receive an option to purchase 25,000 shares of the Company's common stock, exercisable at the fair market price, for each month the Company has net income before taxes and extraordinary items, as computed in accordance with GAAP. These options vest over the remaining term of the employment agreement. The individual is entitled to a $750 per month automobile allowance and a $1000 per month personal allowance. The contract requires the Company to issue the CEO 1,000,000 shares of the Company's common stock. If the individual loses his position for any reason other than for cause during the term of the agreement, he will receive a lump sum payment equal to two (2) times the current base salary. If the Company does not employ the individual beyond the expiration term of the agreement, he will receive his monthly base salary for the next twelve months. At the election of the individual, any compensation including severance or termination payments, may be made one-half (1/2) in cash and one-half (1/2) in the Company's shares valued at 75% of the average closing price over the 30 trading days preceding the termination date. Any shares issued shall be registrable under a form S-8 and shall have "piggyback" registration rights.

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

SEASONALITY

The Company typically experiences a slow down in revenue during November and December each year because consumers tend to delay repairing their vehicles during the holidays.


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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

         (b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended July 30, 2005. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.


ITEM 9B  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:

         Name                        Age    Position

         Eric Seidel                 42     Chief Executive Officer,
                                            President and Director
         Reed Mattingly              36     Executive Vice President
         Larry Colton                56     Chief Financial Officer
         Stacey Adams                33     Sr. VP of Operations
         Dave Mattingly              47     Chief Information Officer
         Jeffrey D. Dickson          62     Chairman of the Board of Directors
         Christopher Korge           51     Director
         Nicholas D. Trbovich, Jr.   45     Director
         John K. Pennington          50     Director

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

Business Experience of Executive Officers and Directors

Eric Seidel has been a director and our chief executive officer and president since June 1, 2000. From January 1, 2000 through May 31, 2000, Mr. Seidel was the chief executive officer and president of eAutoclaims, Inc., which was privately held Delaware corporation, which merged with us. From September 1997 through December 1999, Mr. Seidel was employed as a senior executive officer of First American AMO. From August 1995 through June 1997, Mr. Seidel was a senior executive at Salex Corporation; a fleet management company serving Fortune 500 companies, where, among other responsibilities he was responsible for insurance company services. Mr. Seidel is a past president of the U.S. Junior Chamber of Commerce and currently serves as Chairman of the Upper Tampa Bay Regional (UTBR) Chamber of Commerce's Trustee Counsel and as a member of the Executive Committee as Treasurer of the UTBR Chamber of Commerce.


Reed Mattingly, Executive Vice President. Mr. Mattingly was formerly the Chief Operating Officer of eAutoclaims and VP Premier Express Claims prior to its acquisition by eAutoclaims in July of 2000. He has 16 years of experience in the automotive insurance services business. Mr. Mattingly currently leads our sales and marketing teams. Mr. Mattingly is responsible for growth in revenue from new and existing clients through the effective marketing and sales of existing eAutoclaims applications and services as well as identification and development of alternative revenue generating opportunities. In the previous position of COO for eAutoclaims, he was instrumental in significantly increasing revenue by working directly with national accounts and consistently providing excellent service to clients. He has also built and managed a 24-hour/7 day national claim reporting call center. Companies under his management have been known for a "high-tech, high-touch" approach to personalized customer service. He earned a degree in Business Management from the University of South Carolina.

Larry Colton, Chief Financial Officer. Mr. Colton became our Chief Financial Officer on May 1, 2005. Prior to becoming CFO, Mr. Colton was the Controller of eAutoclaims since December 2000. He has over 25 years experience in accounting and finance, having held a variety of positions in several industries. Between December 1997 and December 2000, prior to joining eAutoclaims, Mr. Colton was Vice President of an asset management division of Sky Financial Group. He holds a bachelor's degree from Elmhurst College and a Masters of Business Administration degree from Northern Illinois University.

David Mattingly, Chief Information Officer. David Mattingly began his career with eAutoclaims after our purchase of Premier Express Claims in 2000. Mr. Mattingly was the MIS Director of Premier and joined the eAutoclaims staff as the VP IT. In June 2002 Mr. Mattingly became the CIO and assumed the responsibility for developing new products and keeping the Company's technology on the `cutting edge.' He oversees and manages all eAutoclaims technology projects, LAN and WAN infrastructure, Intranet and Internet Programming Projects, and research and development endeavors. Mr. Mattingly has been in the Computer Technology field for over 24 years. He earned a BS Degree in Electronic Engineering Technology from the State University of New York during his seven-year tour with the United States Air Force. Mr. Mattingly has several other Computer Technology & Engineering degrees as well as a MBA from Devry University's Keller Graduate School of Management. Mr. Mattingly plans on attending Argosy University in 2006 for his Doctorate in Business Administration.

Stacey Adams, Sr. Vice President Operations. Ms. Adams has been with eAutoclaims since its inception in December 1999. She is formerly the Operations Manager of the Royal Care Division. She has over 6 years experience in the insurance and technology industries. Prior to eAutoclaims Ms. Adams was with a Senior Customer Account Representative/Account Executive with NetWireless, where she provided technical support and marketing support for the customers and sales team. Stacey earned a bachelor's in communications from Arizona State University and carries agents license in Property & Casualty Insurance.

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

Christopher Korge has been a director since June 2000. He is the managing partner at the law firm of Korge & Korge, P.A. in Miami, Florida. He received his J.D. degree from Temple School of Law in 1981 and B.S. in Business Administration, from the University of Florida, in 1977. Mr. Korge's firm represents numerous Fortune 500 corporations. Mr. Korge serves on numerous boards of directors and is a major shareholder in various companies including two housing development companies, and one E commerce company, Intune Group, of which he is Chairman. Mr. Korge is Finance Vice Chairman of the Democratic National Committee. He is past Co-Chair of the Democratic National Committee Business Council.

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

         John K Pennington has been a director of eAutoclaims since October 2004. He is founder, president and director since 2002 of Advantage Fund G.P. Limited, which acts as general partner of Canadian Advantage Limited Partnership and VC Advantage Limited Partnership, two large technology investment funds. He is also founder, president and director since 2001 of Canadian Equity Resources Corporation, a private investment firm. He holds a Bachelor of Arts (Economics) from Queen's University, Kingston, Ontario, Canada and a Master of Business Administration from the University of Western Ontario, London, Ontario, Canada.


Other Key Employees

In addition to the individuals identified above as "Executive Officers", the following individuals are considered key employees and certain information with respect to these key employees is described below:

John Prozinski, Vice President Business Development. Mr. Prozinski has been employed with eAutoclaims since July 1998 and currently serves as the Vice President of Business Development. His responsibility is the development of sales and integration opportunities across all eAutoclaims product lines for Outsourcing, ASP and Specialty Markets. Included are the incorporation of service partners (Rental, Salvage, Field Adjusting, Report Pick-up, Desk Review and Towing), independent appraisers, and corporate repair centers for both eJusterSuite(R) and AuditPro platforms. Mr. Prozinski has served eAutoclaims as a Regional Sales Manager, National Vendor Manager and Director of Consumer products. Prior to eAutoclaims, John was employed by both Ashland, Inc. and Betz Laboratories and served in regional sales, marketing and product development roles. In 2000, John was elected and served as the 80th President of the United States Junior Chamber of Commerce. He graduated from St. John's University, Collegeville MN with a Bachelor of Science Degree in 1987.

Marilyn Maginnes, Controller. Ms. Maginnes became eAutoclaims Controller in May 2005. Prior to becoming Controller, Ms. Maginnes had been with eAutoclaims as Assistant Controller since July 2001. She has over 25 years of accounting management experience. Prior to eAutoclaims and relocating from Long Island, New York to Florida, Ms. Maginnes was a Regional Accounting Manager for Petro Inc. of Stamford Connecticut. She managed Petro's Long Island Region, which included their largest four branches. Ms Maginnes had obtained her accounting degree and then went on to obtaining public accounting experience before going into the private sector.

Mike Probyn, -VP of Operations. Mr. Probyn has been with eAutoclaims for 4 years and is currently serving as our Operations General Manager overseeing the Auditing, Claims and Vendor departments. He formerly served as the Regional Vendor Manager and National Vendor Manager. Prior to working for eAutoclaims, Mr. Probyn was Co-Owner of a Pest Control Company for over 15 years and also Past President of the Florida Junior Chamber of Commerce.

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

Election and Number of Directors

The Company's Bylaws fix the size of the Board of Directors at no fewer than three and no more than nine members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently there are two Committees of the Board of Directors.


Board of Directors Meetings

Our Board of Directors held five (5) meetings during the fiscal year ended July 31, 2005. Each of our directors attended all five meetings.

Audit Committee

The Audit Committee, which held five meetings during fiscal 2005 to review the three 10Qs and one 10K, acts on behalf of the Board to oversee all material aspects of the Company's reporting, control and audit functions. The Audit Committee's role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on Company processes for the management of the business/financial risk and for compliance with significant applicable legal, ethical and regulatory requirements. In addition, the Audit Committee reviews the adequacy of internal account, financial and operating controls and reviews the Company's financial reporting compliance procedures. During fiscal 2005 Mr. Trbovich, Jr. was Chairman of the Audit Committee and served with Mr. Korge and Mr. Dickson. None of our Audit Committee members is a financial expert as defined under Item 401(h) of Regulations S-F. However, two Audit Committee members are not part of the Company's management. We are an OTC:BB issuer and, accordingly, are not currently required to have a financial expert on our board.

Compensation Committee

The Compensation Committee, which held one meeting during fiscal 2005 to review compensation issues, and sets policy for compensation of all senior management and directors. The Compensation Committee consists of Mr. Dickson, Mr. Trbovich, Jr. and Mr. Korge. During fiscal 2005, Mr. Korge served as Chairman of the Compensation Committee. See "Board Compensation Committee Report on Executive Compensation."

Nominating Committee

The Company does not currently have a standing nominating committee of the Board of Directors. The entire board of directors acts as the nominating committee.

Director Compensation

Two of our three outside Directors were paid an annual retainer of $25,000 during the fiscal year ended July 31, 2005. One individual, who became a Director in October 2004 was paid a prorated amount of $19,178, which is equal to the time he served as a Director during the fiscal year. All of the Directors were paid in Company Stock for these retainers. In addition, each Director was entitled to $1,250 worth of Common Stock to be issued on a quarterly basis at the fair market value as of the end of each quarter. For the fiscal year ended July 31, 2005 we issued 67,144 shares to our outside directors under this arrangement. The three outside Directors also receive $6,000 per year for attending board meetings and $4,000 per year for attending committee meetings. The committee fee is raised from $4,000 to $8,000 per year, if they are the Chairperson of the committee. All of these fees were paid in Company Stock. If they don't attend one or more committee or board meetings, their compensation is reduced accordingly.

The three outside Directors are also compensated with stock options at various points throughout the year. All these options have an exercise price set at the market value of the stock on the date of the granting of the option. The options vest after one year and have a term of five years. For the fiscal year ended July 31, 2005, the three outside Directors received 12,500 options each quarter, which were issued on January 21, 2005, January 31, 2005, April 30, 2005 and July 31, 2005 at exercise prices of $0.25, $0.30, $0.14 and $0.21, respectively, for a total of 50,000 options for two Directors and a 37,500 for the third Director (for 3 quarters of service), or 137,500 options in aggregate.

Code of Ethics

The Company has adopted a "Code of Business Conduct and Ethics" that applies to all eAuto employees and Board of Directors, including eAuto's principal executive officer and principal financial officer, or persons performing similar functions. A copy of the Company's Code of Business Conduct and Ethics is attached as an exhibit to this annual report on Form 10-K. The Company intends to post the Code of Business Conduct and Ethics and related amendments or waivers, if any, on its website at www.eautoclaims.com. Information contained on the Company's website is not a part of this report. Copies of the Company's Code of Business Conduct and Ethics will be provided free of charge upon written request to eAutoclaims, Inc., 110 East Douglas Road, Oldsmar, Florida 34677, attention: Larry Colton.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the Forms 3, 4 and 5 filed during fiscal 2005 the registrant reasonably believes, except as described below, that each person who, at any time during the current fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock filed the appropriate form on a timely basis with respect to changes in such owner's beneficial ownership of our common stock. Mr. Korge was delinquent on his Form 4 filing related to the acquisition of 12,500 options that occurred on or about January 21, 2005 and his March 10, 2005 acquisition of 446,429 additional units (shares of common stock and warrants) issued as required by the terms of the 2004 capital raise. Mr. Trbovich, Jr. was delinquent on his Form 4 filing related to the acquisition of 12,500 options that occurred on or about January 21, 2005. Mr. Reed Mattingly was delinquent on his Form 4 filing related to the acquisition of 192,308 common shares that occurred on July29, 2005.


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid or accrued by us for the fiscal years ended July 31, 2005, 2004, and 2003 to or for the account of our Officers that exceed $100,000.



                                                                                         Long-Term Compensation
                                    Annual Compensation                         Awards                    Payouts
----------------------------- ---------- ------------ ---------- --------------- ------------ -------------- ---------- ------------
                                                                                                             Long-Term
----------------------------                                         Other       Restricted    Securities    Incentive      All
                               Fiscal                                Annual         Stock      Underlying      Plan        Other
Name   of    Individual    &    Year       Salary       Bonus     Compensation     Awards     Options/SARs    Payouts   Compensation
Principal Position                                                    (1)
----------------------------- ---------- ------------ ---------- --------------- ------------ -------------- ---------- ------------
----------------------------- ---------- ------------ ---------- --------------- ------------ -------------- ---------- ------------

Eric Seidel                     2003      $242,402     $37,500        -0-            -0-          165,000       -0-         -0-
President and                   2004      $198,859     $19,752        -0-            -0-        1,075,000       -0-         -0-
Chief Executive Officer         2005      $182,250     $12,000        -0-            -0-           -0-          -0-         -0-

Reed Mattingly                  2003      $104,931       -0-          -0-            -0-          30,000        -0-         -0-
Executive Vice President        2004      $121,320     $1,500         -0-            -0-         200,000        -0-         -0-
                                2005      $108,478     $25,000        -0-            -0-           -0-          -0-         -0-

Scott Moore (2)                 2003      $131,424       -0-          -0-            -0-         80,000         -0-         -0-
Chief Financial Officer         2004      $134,221     $1,500         -0-            -0-         150,000        -0-         -0-
                                2005      $108,458       -0-          -0-            -0-           -0-          -0-         -0-

Dave Mattingly                  2003      $100,185       -0-          -0-            -0-         30,000         -0-         -0-
Chief Information Officer       2004      $108,808     $1,500         -0-            -0-         150,000        -0-         -0-
                                2005      $109,897       -0-          -0-            -0-           -0-          -0-         -0-

----------------------------- ---------- ------------ ---------- --------------- ------------ -------------- ---------- ------------

The cost to us of personal benefits, including premiums for life insurance and any other perquisites, to such executives do not exceed 10% of such executive's annual salary and bonus.

(1) Other annual compensation, including cell phones is less than 10% of the officers' salaries and is therefore not disclosed above.
(2) Mr. Moore resigned at the end of his contract in April 2005.


Option/SAR Grants in Last Fiscal Year

There were no Options/SAR grants made to officers in FY 2005


Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table provides information with respect to the named officer concerning exercised and unexercised options in fiscal year ended July 31, 2005.


------------------------- --------------- ------------------ ------------------------------- -------------------------
                                                                  Number of Securities         Value of Unexercised
                                                                 Underlying Unexercised            In-The-Money
                              Shares                                  Options/SARs                 Options/SARs
Name of                    Acquired on          Value            at Fiscal Year End (#)       at Fiscal Year End($)
Individual                 Exercise (#)     Realized (1)       Exercisable/Unexercisable     Exercisable/Unexercisable
                                                                                                       (2)
------------------------- --------------- ------------------ ------------------------------- -------------------------
------------------------- --------------- ------------------ ------------------------------- -------------------------
Eric Seidel                  350,000           $52,500              726,667 / 13,333             $136,600 / $800
Reed Mattingly                 -0-               -0-                220,000 / 10,000              $41,200 / $600
Scott Moore (3)                -0-               -0-                  203,333 / 0                  $33,867 / $0
Dave Mattingly                 -0-               -0-                170,000 /10,000               $31,200 / $600

------------------------- --------------- ------------------ ------------------------------- -------------------------

(1) Value Realized represents the market value of the underlying securities on the exercise date minus the exercise price of such options.
(2) Value Realized represents the market value of the underlying securities on 7/31/05 minus the exercise price of such options.
(3) Mr. Moore resigned at the end of his contract in April, 2005

Employment Contracts and Other Arrangements

Eric Seidel, President and Chief Executive Officer. In May 2005 the Company entered into a new two-year employment agreement with its President and Chief Executive Officer. The agreement specifies an annual base salary of $170,000, representing a voluntary pay cut in base taken by the CEO. If the Company generates positive cumulative EBITDA (which excludes non-cash compensatory and equity charges under GAAP) of greater than $50,000 for any three consecutive months, the base salary will be increased to $200,000. The individual will be entitled to receive a quarterly bonus equal to 3% of the Company's EBITDA as computed under GAAP, which may be paid in cash or shares of the Company's common stock, at the election of the individual. The individual shall also be entitled to receive an option to purchase 25,000 shares of the Company's common stock, exercisable at the fair market price, for each month the Company has net income before taxes and extraordinary items, as computed in accordance with GAAP. These options vest over the remaining term of the employment agreement. The individual is entitled to a $750 per month automobile allowance and a $1000 per month personal allowance. The Company is required to issue the individual 1,000,000 shares of its common stock and has agreed to include the shares in the S-8 Registration Statement. If the individual loses his position for any reason other than for cause during the term of the agreement, he will receive a lump sum payment equal to two (2) times the current base salary. If the Company does not employ the individual beyond the expiration term of the agreement, he will receive his monthly base salary for the next twelve months. At the election of the individual, any compensation including severance or termination payments, may be made one-half (1/2) in cash and one-half (1/2) in the Company's shares valued at 75% of the average closing price over the 30 trading days preceding the termination date. Any shares issued shall be registrable under a form S-8 and shall have "piggyback" registration rights.

Reed Mattingly, Executive Vice President - Sales. We entered into an employment agreement with Reed Mattingly. Mr. Mattingly is currently our Executive Vice President in charge of Sales. This agreement was effective May 1, 2005, and has a term of twenty-two (22) months. Under this agreement, Mr. Mattingly is entitled to an annual base salary of $93,500 through April 30, 2006. Mr. Mattingly will receive an automatic increase to his base salary of $6,500 upon the completion of a capital raise and an automatic increase of $16,500 to his base when the Company reaches an EBITDA of $1. From May 1, 2006 until the expiration of the contract on February 28, 2007, Mr. Mattingly's base will be $130,000. Mr. Mattingly will receive 10,000 shares of the Company's common stock per month, not to exceed 200,000 shares. The stock will vest upon the Company raising material working capital. Mr. Mattingly has the option of receiving 25% of the value of the common shares in cash. The value of the Company's common shares will be based on the closing price on the day the shares become vested and the stock has piggy-back rights to the Company's S-8 registration filing. Mr. Mattingly is entitled to bonus compensation as determined by the Company and may be paid in cash or issued in shares of the Company's common stock on terms approved by the Company. Mr. Mattingly is entitled to participate in the "Executive Bonus Plan" as set forth by the Company and may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Mr. Mattingly is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverage and other benefits afforded our employees. He is entitled to a $700 per month automobile allowance. If we elect not to renew this agreement, then he is entitled to six (6) months severance pay at his then current base salary and will provide 90 days of consulting services to the Company upon his departure at the base pay in effect at that time of departure. During the term of his agreement and for a period of six (6) months after termination of his agreement, Mr. Mattingly is subject to a non-competition and restrictive covenant with us. This agreement supersedes the contract dated May 1, 2003.

Larry C. Colton, Chief Financial Officer. In May 2005, we entered into an employment agreement with Larry C. Colton, our Chief Financial Officer. This agreement has a term of twenty-two (22) months. Under this agreement, Mr. Colton is entitled to an annual base salary of $84,800 through April 30, 2006. He will receive an automatic adjustment to his base of $5,000 when the Company reaches an EBITA of $1. From May 1, 2006 until February 28, 2007 Mr. Colton will receive an annual base salary of $99,678. Mr. Colton will receive 10,000 shares of the Company's common stock per month, not to exceed 200,000 shares. The stock will vest upon the Company raising material working capital. Mr. Colton has the option of receiving 25% of the value of the common shares in cash. The value of the Company's common shares will be based on the closing price on the day the shares become vested and the stock has piggy-back rights to the Company's S-8 registration filing. Mr. Colton is entitled to bonus compensation as determined by the Company and may be paid in cash or issued in shares of the Company's common stock on terms approved by the Company. Mr. Colton is entitled to participate in the "Executive Bonus Plan" as set forth by the Company and may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Mr. Colton is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverage and other benefits afforded our employees. He is entitled to an automobile allowance of $400 per month during the term of his agreement. If we elect not to renew this agreement, then he is entitled to six (6) months severance pay at his then current base salary. Mr. Colton has agreed not to compete with us during the term of this agreement and for a period of six (6) months after termination of this agreement. This agreement supersedes the contract dated May 1, 2003.

David Mattingly, Chief Information Officer. We entered into an employment agreement with David Mattingly. Mr. Mattingly is currently our Chief Information Officer. This agreement was effective May 1, 2005, and has a term of two (2) years. Under this agreement, Mr. Mattingly is entitled to an annual base salary of $102,000 through April 30, 2006., Mr. Mattingly will receive an automatic increase to his base salary of $5,000 upon the completion of a capital raise and an automatic increase of $18,000 to his base when the Company reaches an EBITDA of $1. From May 1, 2006 until the expiration of the contract on April 30, 2007, Mr. Mattingly's base will be $138,750. Mr. Mattingly will receive 10,000 shares of the Company's common stock per month, not to exceed 200,000 shares. The stock will vest upon the Company raising material working capital. Mr. Mattingly has the option of receiving 25% of the value of the common shares in cash. The value of the Company's common shares will be based on the closing price on the day the shares become vested and the stock has piggy-back rights to the Company's S-8 registration filing. Mr. Mattingly is entitled to bonus compensation as determined by the Company and may be paid in cash or issued in shares of the Company's common stock on terms approved by the Company. Mr. Mattingly is entitled to participate in the "Executive Bonus Plan" as set forth by the Company and may elect to receive part or his entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Mr. Mattingly is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with his services. He may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverage and other benefits afforded our employees. He is entitled to a $400 per month automobile allowance. If we elect not to renew this agreement, then he is entitled to six (6) months severance pay at his then current base salary. If Mr. Mattingly resigns voluntarily with thirty (30) days written notice, he will provide consulting services to the Company for a period of ninety (90) days at his base salary rate in effect at the time of termination. During the term of his agreement and for a period of six (6) months after termination of his agreement, Mr. Mattingly is subject to a non-competition and restrictive covenant with us. This agreement supersedes the contract dated May 1, 2003.

Stacey Adams, Senior Vice President - Operations. We entered into an employment agreement with Stacey Adams. Ms. Adams is currently our Senior Vice President in charge of operations. This agreement was effective May 1, 2005, and has a term of eighteen (18) months. Under this agreement, Ms. Adams is entitled to an annual base salary of $72,250 through April 30, 2006. Ms. Adams will receive an automatic increase to her base salary of $5,000 upon the completion of a capital raise and an automatic increase of $12,750 to her base when the Company reaches an EBITDA of $1. From May 1, 2006 until the expiration of the contract on September 30, 2006, Ms. Adams' base will be $100,000. Ms. Adams will receive 10,000 shares of the Company's common stock per month. In the final month of her contract she will receive 30,000 shares for a total of 200,000 shares. The stock will vest upon the Company raising material working capital. Ms. Adams has the option of receiving 25% of the value of the common shares in cash. The value of the Company's common shares will be based on the closing price on the day the shares become vested and the stock has piggy-back rights to the Company's S-8 registration filing. Ms. Adams is entitled to bonus compensation as determined by the Company and may be paid in cash or issued in shares of the Company's common stock on terms approved by the Company. Ms. Adams is entitled to participate in the "Executive Bonus Plan" as set forth by the Company and may elect to receive part or her entire bonus, if any, in shares of our Common Stock valued at 90% of the then current market value. Ms. Adams is entitled to reimbursement for ordinary, necessary and reasonable business expenses in connection with her services. She may participate in any retirement, medical, dental, welfare and stock options plans, life and disability insurance coverage and other benefits afforded our employees. She is entitled to a $400 per month automobile allowance. If we elect not to renew this agreement, then she is entitled to six (6) months severance pay at her then current base salary. During the term of her agreement and for a period of six (6) months after termination of her agreement, Ms. Adams is subject to a non-competition and restrictive covenant with us. This agreement supersedes the contract dated May 1, 2003.

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

Base Salary. Base salary is designed primarily to be competitive with base salary levels in effect at high technology companies that are of comparable size and with which we compete for executive personnel. Base salary is set annually based on job-related experience, individual performance and pay levels of similar positions at comparable companies. Salaries for executive officers were generally determined on an individual basis by evaluating each executive's scope of responsibility, performance, prior experience and salary history, as well as salaries for similar positions at comparable companies.

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

Compensation for the Chief Executive Officer. Mr. Seidel's base salary for the fiscal year 2005 was determined by the employment agreements previously signed with Mr. Seidel dated February 1, 2003 and his new contract which began in May, 2005. The Compensation Committee believes that the employment agreement terms are in a manner consistent with the factors described above for all executive officers.

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

Stock Options

We established the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan is intended to provide the employees and directors of the Company with an added incentive to continue their services to the Company and to induce them to exert their maximum efforts toward the Company's success. The 1998 Plan provides for the grant of options to directors and employees (including officers) of the Company to purchase up to an aggregate of twenty percent (20%) of the number of shares of Common Stock in the capital of the Company issued and outstanding from time to time less any shares of Common Stock reserved, set aside and made available pursuant to the terms of the Company's employee share purchase plan (the "Share Purchase Plan") and pursuant to any options for services rendered to the Company. The number of shares of Common Stock subject to options granted to any one person under the Plan, the Share Purchase Plan and options for services rendered to the Company, may not at any time exceed five percent (5%) of the outstanding shares of Common Stock. The 1998 Plan is currently administered by the Board of Directors. The Board determines, among other things, the persons to be granted options under the 1998 Plan, the number of shares subject to each option and the option price.

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

During the fiscal year ended July 31, 2005 we issued 71,000 options to employees in accordance with the 1998 Plan. The Board members were issued 137,500 options in accordance with the Board compensation plan. All of these options are subject to vesting and are exercised at the current market price of our stock as of the date of issuance.

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

         As of September 30, 2005, we have issued, or reserved for issuance, 31,959,276 shares of our Common Stock relating to outstanding options and warrants which are categorized as follows:

    Options issued to Directors                                  967,500 (1)

    Options issued to Chief Executive Officer                   1,215,000 (2)

    Options issued in connection with acquisition of PEC         130,000 (3)

    Options issued to Employees                                2,784,824 (4)

    Options issued to Consultants                                 38,929 (5)

    Options Outstanding prior to eAutoclaims merger                4,000

    Warrants relating to debentures                            1,150,000 (6)

    Warrants relating to private placement                    20,919,863 (7)

    Purchaser's Warrants                                         480,000 (8)

    Agent's Warrants                                             264,385 (9)

    Placement Agent warrants                                   4,004,775 (10)
                                                               ---------
                                            Total             31,959,276
                                                              ==========

(1) The options issued to our directors have strike prices ranging from $0.01 to $1.91 and are exercisable through April 9, 2011. See "Directors and Executive Officers-Directors Compensation".

(2)  Mr. Seidel currently owns the following options with the following terms:

                        Strike              #
      # of Options      Price             Vested   Expiration Date
       ----------       ------            -------  ---------------
        100,000         $1.22              100,000     12/04/05
         40,000         $1.01               40,000     01/10/06
         40,000         $2.00               40,000     02/02/06
         20,000         $1.26               20,000     03/02/06
         50,000         $0.69               50,000     09/18/06
         75,000         $0.55               75,000     03/27/07
         40,000         $0.15               26,667     12/21/07
         50,000         $0.10               50,000     04/07/08
         25,000         $0.21               25,000     05/16/08
         25,000         $0.39               25,000     06/15/08
         25,000         $0.52               25,000     07/25/08
         50,000         $0.32               50,000     08/29/08
         25,000         $0.35               25,000     11/01/08
        650,000         $0.01              650,000     03/10/14
       -------                           ---------
      1,215,000                          1,201,667
      =========                          =========

     During fiscal year ended July 31, 2005, Mr. Seidel exercised 350,000 options at a strike price of $.01, and 32,500 options with a strike price of $2.00 were canceled. See "Executive Compensation" and "Directors and Executive Officers - Employment Contracts and Other Matters".

(3) 65,000 options immediately exercisable at $2.00 per share were issued to each of Randall K. Wright and Reed Mattingly. See "Executive Compensation - Employment Contracts and Other Matters".

(4) Represents options issued to our employees at exercise prices ranging from $0.01 to $2.00. 2,308,988 shares of these options are currently exercisable. The remaining options vest over a three-year term.

(5) 21,429 options were given to a public relations consultant with an exercise price of $0.49 per share. The other 17,500 options were given to a sales consultant with an exercise price of $0.01 per share and a term of ten years.

(6) Represents warrants issued to the agents of the debenture investors, exercisable at a price range of $0.35 to $0.63 per share, with a term of 10 years.

(7) Represents warrants issued to purchasers of common stock with an exercise price of between $0.16 and $0.75 per share, with a term of between 3 and 5 years.

(8) Represents warrants issued to the purchasers of our Series A Preferred Stock. Of these warrants, 315,000 are exercisable at $0.35; 90,000 exercisable at $3.33; and 75,000 are exercisable at $2.60. See "Market for Common Equity and Related Stockholder Matters - Preferred Stock and Related Warrants".

(9) Represents warrants issued to Thomson Kernaghan and Greenfield Investments, as Agents, exercisable at $4.50, except for 76,220 warrants issued to Governor's Road, which are exercisable at $0.35. See "Market for Common Equity and Related Stockholder Matters - Preferred Stock and Related Warrants".

(10) Represents 790,200 placement agent warrants to purchase a unit for $0.28. Each unit consists of one share of stock and one warrant to purchase another share of stock at $0.16. Also includes 1,616,250 placement agent warrants to purchase a unit for $0.16. Each unit consists of one share of stock and one-half warrant to purchase another share at $0.30.

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of September 30, 2005.

                                                                                          (c)
                                                                                  Number of Securities
                               Number of Securities              (b)              Remaining Available for
                               To be Issued Upon           Weighted Average       Future Issuance Under
                                    Exercised of            Exercise Price of     Equity Compensation Plan
                               Outstanding Options,        Outstanding Options,     (Excluding Securities
       Plan Category           Warrants, and Rights       Warrants, and Rights     Reflected in Column (a))
       -------------          ---------------------       ---------------------   -----------------------

   Equity Compensation Plans
      Approved by
      Stockholders                  1,902,466                      $0.60                  7,693,470 (4)

   Equity Compensation Plans
      Not Approved by
      Stockholders (1) (2) (3)      8,216,287                      $0.08                       N/A
                                    ---------

                  Total             10,118,753                     $0.30
                                    ==========

    __________________________
   ---------------------------

(1) Includes options issued to our Chairman of the Board at $.01, and options issued to employees.

(2) Includes 3,000,000 shares that may be issued in connection with a change of control, and 2,000,000 shares to be issued per management contracts

(3) Excludes 26,823,023 warrants issued to investors in connection with capital raising transactions not approved by our stockholders.

(4) Based on a Board of Directors imposed limit of 15%, not the 20% shown in the approved plan.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

The following table contains information with respect to the beneficial ownership of our Common Stock as of September 30, 2005, by:

o each person who we know beneficially owns more than 5% of our Common Stock;
o each of our directors and each individual who serve as our named executive officers individually; and
o all of our directors and executive officers as a group.

  Name and Address of                  Amount and Nature of
  Beneficial Owner (1)                  Beneficial Ownership     Percentage(2)
  -----------------------------------  ----------------------    --------------
  Eric Seidel (3)                          2,336,759                 3.58%
  Reed Mattingly (4)                         757,472                 1.17%
  Larry Colton (5)                           225,364                 0.35%
  Dave Mattingly (6)                         276,204                 0.43%
  Stacey Adams (7)                           238,135                 0.37%
  Jeffrey D. Dickson (8)                     938,550                 1.46%
  Nicholas D. Trbovich, Jr. (9)              685,962                 1.07%
  Christopher Korge (10)                   5,850,215                 8.72%
  John K. Pennington (11)                    214,225                 0.33%
  Canadian Advantage Limited Partnership   3,221,454                 5.01%
  (12)                                     1,191,497                 1.86%
  Advantage (Bermuda) Fund, Ltd. (13)      7,789,289                11.24%
  Kinderhook Partners, LP (14)             7,346,422                11.12%
  William Lewis (15)                       4,004,775                 5.88%
  Noble International Investments (16)     3,250,000                 5.01%
  Meadowbrook Opportunity Fund (17)
                                          15,935,837                22.66%
  Directors and officers
  as a group (9 persons) (18)

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless otherwise noted, each such person is deemed to be the beneficial owner of shares of Common Stock held by such person on September 30, 2005, and any shares of Common Stock which such person has the right to acquire pursuant to securities exercisable or exchangeable for, or convertible into, Common Stock, within 60 days from such date. The address of each beneficial owner is in care of the Company, 110 East Douglas Rd, Oldsmar, Florida 34677.

(2) Based on 64,089,574 shares of Common Stock outstanding at the close of business on September 30, 2005. Excludes: (i) shares currently issuable pursuant to outstanding options issued under Stock Option Plan; (ii ) shares issuable upon exercise of other outstanding warrants; and (iii) shares of our Common Stock issuable upon conversion of outstanding convertible notes. This amount excludes shares reserved for outstanding options and warrants. 1,000,000 warrants issued to Mr. Korge were included (see note 10 below).

(3) 400,000 shares of our Common Stock were issued to Mr. Seidel as founder shares. He acquired 12,341 in open market purchases and exercised 1,127,504 of options granted to him by the company. He subsequently gave up 104,753 in a divorce and sold another 300,000 shares. This amount also includes vested options to acquire 650,000 Common Shares at an exercise price of $.01 and options to acquire 551,667 Common Shares at exercise prices between $0.10 and $2.00. This amount excludes options, which are not vested over the next 60 days, to acquire 13,333 Common Shares at an exercise price of $0.15 that vest in December 2005. See "Executive Compensation - Employment Contracts and Other Matters".

(4) Mr. Reed Mattingly's ownership consists of (i) 64,000 of our common shares issued to him in connection with the Premier Express Claims, Inc. merger,
     (ii) the issuance of 125,701 shares in satisfaction of a promissory note plus interest related to the Premier Express Claims, Inc. merger, (iii) the exercise of options to acquire 65,463 shares at an exercise price of $0.01
     (iv) The sale of 100,000 shares, (v) the issuance of 192,308 shares as payment of a bonus, (vi) options to acquire 200,000 common shares at an exercise price of $.01 and (vii) options to acquire up to 210,000 shares at exercise prices between $0.15 to $2.00. This amount excludes unvested options to acquire up to 10,000 common shares at an exercise price of $0.15 that vest in December 2005. See "Executive Compensation".

(5) Mr. Colton's ownership represents, (i) 35,031 common shares acquired through exercising options at $.01 per share, and (ii) options to acquire 85,000 common shares at an exercise price of $.01, and (iii) vested options to acquire up to 105,333 common shares at an exercise price between $0.15 and $1.75. This amount excludes unvested options for 6,667 common shares at $0.15 that vest in December 2005. See "Executive Compensation - Employment Contracts and Other Matters".

(6) Mr. Dave Mattingly's ownership consists of (i) 25,000 of our common shares issued to him when he exercised his options at $.01 per share, (ii) 1,500 shares that he purchased on the open market, (iii) the exercise of options to acquire 16,204 shares at an exercise price of $.01 (iv) The sale of 26,500 shares (v) options to acquire 150,000 common shares at an exercise price of $.01, (iv) options to acquire up to 110,000 shares at exercise prices between $0.15 and $2.00. This amount excludes unvested options to acquire up to 10,000 common shares at an exercise price of $0.15 that vest in December 2005. See "Executive Compensation".

(7) Ms. Adams' ownership consists of (i) 5,000 of our common shares issued to her when she exercised her options at $.01 per share, (ii) options to acquire 160,802 common shares at an exercise price of $.01, (iii) options to acquire up to 72,333 shares at exercise prices between $0.15 and $2.00. This amount excludes unvested options to acquire up to 6,667 common shares at an exercise price of $0.15 that vest in December 2005. See "Executive Compensation".

(8) Mr. Dickson's ownership includes (i) 10,000 shares of our Common Stock issued as founder shares, (ii) 17,504 shares acquired in the open market,
     (iii) 1,046 shares issued to him for his service on the board, and (iv) the exercise of options to acquire 500,000 shares at an exercise price of $0.01. It also includes options to acquire up to 400,000 shares of our Common Stock at $0.01 and 10,000 shares at a price of $0.90. See "Directors and Executive Officers - Director Compensation".

(9) Mr. Trbovich, Jr.'s ownership consists of (i) 463,882 shares issued to him for his service on the board, (ii) 2,080 shares that he purchased on the open market, (iii) 10,000 shares owned by Mr. Trbovich's wife, of which he disclaims beneficial ownership, and (iv) options to acquire up to 210,000 shares at exercise prices between $0.13 and $1.91. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.14 to $0.30, which vest through July 31, 2006. See "Directors and Executive Officers - Director Compensation".

(10) Mr. Korge's ownership consists of (i) 488,090 common shares relating to the conversion of $300,000 of our convertible debentures, which matured on September 30, 2001 at a conversion price of $0.63, (ii) 458,168 shares issued to him for his service on the board, (iii) 15,000 shares that he purchased on the open market, (iv) 107,527 shares purchased from the Company in August 2003, (v) warrants to acquire up to 1,000,000 shares of our Common Stock at a conversion price of $0.35 in connection with the issuance of our convertible debentures in 2001, (vi) warrants to acquire up to 892,857 shares of our Common Stock at a conversion price of $0.35 in connection with the issuance of our convertible debentures in 2004 (vii) 892,857 shares assume to have been converted as a result of the convertible debentures purchased on 4/23/04, (viii) 892,858 shares and warrants to acquire 892,858 shares of our Common Stock at $0.16 as a result of the Company not meeting certain claims volume targets in March and August, 2005 and (ix) options to acquire 210,000 shares at exercise prices between $0.13 and $1.91 for services as a director. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.14 to $0.30, which vest through July 31, 2006. See " Directors and Executive Officers - Director Compensation".

(11) Mr. Pennington's ownership represents 214,225 shares issued to him for his service on the board. See "Directors and Executive Officers - Director Compensation".

(12) Represents 2,991,504 shares and 229,950 warrants to acquire shares as reported on a Schedule 13D on or about August 15, 2005. John Pennington has investment decision-making authority for this entity. Excludes warrants to acquire up to 353,165 shares of our Common Stock issued as Purchaser and Agent Warrants in connection with the issuance of our Series A. Preferred Stock.

(13) Represents 1,106,447 shares and 85,050 warrants to acquire shares as reported on a Schedule 13D on or about August 15, 2005. John Pennington has investment decision-making authority for this entity. Excludes warrants to acquire up to 353,165 shares of our Common Stock issued as Purchaser and Agent Warrants in connection with the issuance of our Series A Preferred Stock.

(14) Represents (i) 2,596,429 warrants issued in a private placement in the spring of 2004. Warrants have a three year term and were repriced from $0.35 to a strike price of $0.16 in January 2005 in accordance with the anti-dilution provisions of their original agreement in order to be consistent with the terms offered in the January 2005 capital raise, (ii) 2,596,430 shares and 2,596,430 warrants to purchase shares of Common Stock with a strike price of $0.16 as a result of the Company not meeting certain claims volume targets in March and August 2005.

(15) Represents (i) 4,000,000 shares and 2,000,000 warrants to acquire shares of Common Stock in a private placement in January, 2005 and, (ii) 1,346,422 shares acquired as a result of the purchase of Common Shares sold in conjunction with the conversion of preferred stock in July, 2005.

(16) Includes (i) 790,200 placement agent warrants to purchase a unit for $0.28. Each unit consists of one share of stock and one warrant to purchase another share of stock at $0.16, and (ii) 1,616,250 placement agent warrants to purchase a unit for $0.16. Each unit consists of one share of stock and one-half warrant to purchase another share at $0.30.

(17) Represents (i) 1,500,000 shares and 750,000 warrants to acquire shares of Common Stock in a private placement in January, 2005 and (ii) 1,000,000 shares acquired as a result of the purchase of Common Shares sold in conjunction with the conversion of preferred stock in July, 2005.

(18) Includes outstanding options and warrants to acquire up to 5,910,850 shares of our Common Stock issued to our officers and directors, which are currently exercisable. The total shares include 3,221,454 from Canadian Advantage Limited Partnership and 1,191,497 from Advantage (Bermuda) Fund Ltd for which Mr. Pennington has investment decision-making authority. Mr. Pennington disclaims beneficial ownership of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
As a result of the eAutoclaims (Del.) merger, we assumed obligations under a Consulting Agreement with Jeffrey D. Dickson. This agreement was effective December 1, 1999 and is renewable on an annual basis. Mr. Dickson agreed to provide Mr. Seidel, our Chief Executive Officer, day-to-day advisory services concerning management, capitalization, corporate structure, organizational, industrial and regulatory issues. In addition, Mr. Dickson agreed to serve as our Chairman of the Board of Directors.

In consideration for these consulting services Mr. Dickson was paid an annual consulting fee of $107,825, payable every two (2) weeks. In addition, Mr. Dickson was entitled to a non-interest bearing $126,500 line of credit that was originally established in fiscal year 2000. No borrowings were made subsequent to September 2002 or will be made in the future under this line of credit. As of July 31, 2005, $6,231 is still outstanding under this arrangement, after application of service credits as described below. Mr. Dickson is spending a substantial amount of his time dealing with administrative matters, investor relations and public relations. This frees up Mr. Seidel's time to focus on sales and marketing. The Company and Mr. Dickson have agreed that $3,000 per month of his consulting fee will be withheld by the Company and used to reduce the outstanding balance under the line of credit. In June 2005 Mr. Dickson and the Company terminated the consulting arrangement described above. The Company subsequently entered into an agreement with a firm, which Mr. Dickson is associated with, to perform basically the same services as were being performed under the previous agreement. The Company will pay an annual fee of $74,100, payable every two weeks, to this firm. In addition, the firm will be paid an additional $3,100 for the first four months of the agreement to off-set additional start up costs. A total of $11,400 was paid to this firm for the fiscal year ended July 31, 2005.

We have entered into employment agreements with all of our senior management. For description of these employment agreements and related rights to our stock options, see "Executive Compensation - Employment Contracts and Other Arrangements."

In fiscal year ended 2005 we issued 1,011,288 shares of our Common Stock to Michael T. Cronin, Esq., who is a partner in the law firm which serves as our corporate and securities counsel, in consideration for $175,351 of his services charged. All other charges incurred by us for other employees of his firm are paid in cash. As of July 31,2005, all these common shares have been earned.

On March 10, 2005 the Company issued Christopher Korge, one of our directors, 446,429 shares of the Company's Common Stock and 446,429 three-year warrants with a strike price of $0.16 per share. These shares and warrants were issued to investors from a 2004 equity raise as a result of the Company not meeting certain claims volume requirements according to the agreement. In addition, on January 27, 2005 the Company adjusted the strike price from $0.35 to $0.16 per share on 892,857 warrants issued to Mr. Korge on June 24, 2004 as a result of the conversion of his convertible debenture. The re-pricing was in fulfillment of the anti-dilution provisions of his agreement and was triggered by the Company's sale of additional securities at $0.16 in January of 2005.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND EXPENSES

Compensation of Auditors
Audit Fees. Goldstein Golub Kessler LLP billed the Company an aggregate of $92,500 in fees and expenses for professional services rendered in connection with the audit of the Company's financial statements for the fiscal year ended July 31, 2004 and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-Q during the fiscal year ended July 31, 2005. Audit Fees were $92,395 for services rendered in connection with the audit of the Company's financials statements for the fiscal year ended July 31, 2003 and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-Q during the fiscal year ended July 31, 2004.

Financial Information Systems Design and Implementation Fees. Goldstein Golub Kessler LLP did not provide the Company any professional services for financial information systems design or implementation for the fiscal years ended July 31,2005 and 2004.

All Other Fees. Goldstein Golub Kessler LLP billed the Company fees and expenses during the years ended July 31, 2005 and 2004, primarily for the following professional services:
                                           2005              2004
                                          ------            -------
Audit related services                    $9,660 (1)        $25,624  (2)
All Other Fees-Sarbanes Oxley              2,500                  0
Taxes                                      2,500              2,500
                                         --------          --------
                                         $14,660            $28,124
                                         =======           ========
(1) Audit related services include the review of Forms S-1 and S-8 related to the Company's registration statements and related offerings and accounting advice
(2) Audit related services include the review of Form S-1 related to the Company's registration statement and related offerings and accounting advice.

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

10.14 Certificate of Full Performance of Proposal - Form 46 filed by BDO Dunwoody Limited - Trustee dated May 8, 2000 (5)
10.15 Order of the Superior Court of Justice in the Matter of the Proposal of Transformation Processing, Inc. dated November 25, 1999 (5)
10.16 Proposal of Transformation Processing, Inc. - Court File No. 32-107046 filed in the Superior Court of Justice dated October 14, 1999. (5)
10.17 Share Exchange Agreement between Transformation Processing, Inc. and certain of its securities holders dated April 30, 2000 (5)
10.18  [Reserved]
10.19 Securities Purchase Agreement effective June 27, 2000 between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (5)
10.20 Certificate of Rights, Designations, Preferences and Limitations of Series A Convertible Preferred Stock (5)
10.21 Security Agreement between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (5)
10.22  Form of Purchasers Warrant (5)
10.23  Form of Agents Warrant (5)
10.24  Registration Rights Agreement (5)
10.25 eAutoclaims.com, Inc. Agreement with Certain Securities Holders effective May 31, 2000 (5)
10.26  eAutoclaims.com, Inc. Agreement with Sovereign Partners, Ltd.
       effective May 31, 2000 (5)
10.27  eAutoclaims.com, Inc. Agreement with Dominium Capital Fund (5)
10.28 Form of Master Modification Agreement with Certain Security Holders dated January 12, 2001(6)
10.29  Restated master Modification Agreement dated May 2001
10.30 Modification agreement dated November 2001 superceding the original Modification Agreement dated January 12, 2001 and the Restated Modification Agreement dated May 2001
10.31  Form of Bricks to Clicks Service and License Agreement (6)
10.32  Form of Collision Repair Facility Agreement and Procedures (6)
10.33  Form of Change of Control and Termination Agreement (6)
10.34  Form of Officers/Directors Indemnification Agreement (6)
10.35 Bricks to Clicks Service and Licensing Agreement with Inspire Claims Management, Inc., dated November 1, 2000(6)(9)
10.36  Lease Agreement for 110 East Douglas Road dated September 2001 (6)
10.37  Form of Employee Confidentiality Agreement (6)
10.38  Letter Agreement with Liviakis Financial Communications, Inc. (6)
10.39 Letter Agreement with Former Liviakis Financial Communications, Inc. Employees (6)
10.40 Claims Management Services and License Agreement with Royal Indemnity Company, dated April 24, 2001(6)
10.41  Amended and Restated Employment Agreement with Eric Seidel effective
       May 21, 2001 (6)(9)
10.42 Form of Amendment to Certificate of Designation, Rights and Preferences of Series A Preferred Stock effective May 21, 2002 (7)*
10.43  Agreement between Parts.com, Inc. and the Registrant effective
       May 1, 2001(6)
10.44  Form of Convertible Debenture (6)
10.45  Form of Warrants issued in connection with Convertible Debentures (6)
10.46  Form of Subscription Agreement for purchasers of Convertible
       Debentures (6)
10.47  Amended and Restated Employment Agreement with Eric Seidel, dated
       March 27, 2003(9)
10.48 Employment Agreement with Scott Moore, effective April 25, 2003* (9)
10.49 Employment Agreement with Reed Mattingly, effective May 1, 2003* (9)
10.50 Employment Agreement with Dave Mattingly, effective May 1, 2003* (9)
10.51 Employment Agreement with Stacy Adams, effective May 1, 2003* (9)
10.52 Agreement by and between eAutoclaims.com, Inc. and Governor's Road, LLC, effective October 23, 2003 (11)
10.53 Form of Amendment to Certificate of Rights, Designation and Preferences of Series A Preferred Stock, filed with the Nevada Secretary of State on November 20, 2003 (11)
10.54 Letter Agreement with Noble International Investments, Inc., dated
      April 22, 2004 (11)
10.55 Registration Rights Agreement relating to April/May 2004 Unit
      Offering (11)
10.56 Form of Common Stock Purchase Warrant relating to April/May 2004 Unit Offering (11)
10.57 Form of $250,000 Convertible Note and Related Matters with Christopher Korge, dated May ----, 2004 (11)
10.58 Form of Common Stock Purchase Warrant issued to Christopher Korge dated May----, 2004 (11)
10.59 Agreement with ADP Claims Solution Group, Inc. dated March 9, 2004 (11)
10.60 Employment Agreement with Eric Seidel, effective April 30, 2005 *
10.61 Employment Agreement with Larry Colton, effective May 1, 2005 *

10.62 Employment Agreement with Reed Mattingly, effective May 1, 2005 *
10.63 Employment Agreement with Dave Mattingly, effective May 1, 2005 *
10.64 Employment Agreement with Stacy Adams, effective May 1, 2005 *
10.65 Agreement for conversion of Convertible Preferred Stock, dated
      July 21, 2005 *
31 Certificates of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32 Certificate pursuant to Section 1350 pursuant to Section 906 of Sarbanes-Oxley Note of 2002.*
99.1  Code of Ethics(12)

(1) Incorporated by reference from the Registrant's Form 10-SB filed on March 12, 1998 and amended on August 31, 1998 and October 22, 1998
(2) Incorporated by reference from the Registrant's Form 8-K filed on July 25, 2000
(3) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 1999
(4) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 1998
(5) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 2000
(6) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 2001
(7) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 2002
(8) Incorporated by reference from the Registrant's Form 10-KSB for fiscal year ended July 31, 2003
(9) This Employment Agreement has been superseded by a new employment agreement filed herewith. See (10)
(10)     Terminated, no longer in effect
(11) Incorporated by reference from the Registrant's Form S-1 Registration Statement File No. 333-115705
*        Filed herewith
(12) Incorporated by reference from the Registrant's Form 10-K for fiscal year ended July 31, 2004
*        Filed herewith

(b)      Reports on Form 8-K


Item 1.01 - Regarding signing of agreement to sell Oldsmar facility, dated September 20, 2005

Items 1.01/1.02/3.02 - Regarding shares issued upon conversion of Note Payable to Common Stock, dated August 22, 2005.

Items 1.01/1.02/3.02/3.03/7.01 - Conversion of all outstanding Convertible Preferred Stock, dated July 21, 2005.

Item 1.01 - Signing of employment agreements with Chief Executive Officer and other senior management, dated July 10, 2005.

Item 5.02 - Naming of new Chief Financial Officer, dated April 8, 2005.

Items 3.02/3.03 - Update of 8K filed on February 4, 2005 regarding closing of $1.7 million in financing dated March 1, 2005.

Items 3.02/3.03 - Closing of $1.5 million in financing, dated February 4, 2005.

Item 5.02 - Election of new Director, dated October 29, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Oldsmar, State of Florida, on the 31st day of October 2005.

 EAUTOCLAIMS,INC.


                                BY:     /s/ Eric Seidel
                                        ----------------------------------------
                                        Eric Seidel
                                        President and Chief Executive Officer


                                        /s/ Larry Colton
                                        ----------------------------------------
                                        Larry Colton
                                        Chief Financial Officer and
                                        Principal Accounting Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   NAME                           TITLE                       DATE

 /Eric Seidel President,      Chief Executive               10/31/05
-------------------------    Officer and Director  ------------------------
Eric Seidel


/s/Jeffrey D. Dickson            Chairman                   10/31/05
-------------------------                          ------------------------
Jeffrey D. Dickson

/s/Nicholas D. Trbovich, Jr.     Director                   10/31/05
   -----------------------                         ------------------------
Nicholas D. Trbovich, Jr.

                                 Director
-------------------------                          ------------------------
Christopher Korge

/s/John K. Pennington            Director                   10/31/05
------------------------                           ------------------------
John K. Pennington

EXHIBIT 31.1
                                 CERTIFICATIONS

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



Date:     10/31/05                   /s/ Eric Seidel
     -----------------             ---------------------------
                                     President and C.E.O.

EXHIBIT 31.2
                                 CERTIFICATIONS

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



Date:     10/31/05                 /s/ Larry Colton
     -----------------             -------------------------
                                    Chief Financial Officer

EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of eAutoclaims, Inc. (the "Company"), on Form 10-K of the year ended July 31, 2005, as filed with the Securities and Exchange Commission on October 31, 2005 (the "Report"), I, Eric Seidel, the President and CEO of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Annual Report fairly presents, in all materials respects, the financial condition and results of operations of eAutoclaims, Inc..




Date:    10/31/05                    /s/ Eric Seidel
     -----------------             -------------------------
                                 Print Name: Eric Seidel
                                 Title: Chief Executive Officer

EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of eAutoclaims, Inc. (the "Company"), on Form 10-K of the year ended July 31, 2005, as filed with the Securities and Exchange Commission on October 31, 2005 (the "Report"), I, Larry Colton, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Annual Report fairly presents, in all materials respects, the financial condition and results of operations of eAutoclaims, Inc..




Date:    10/31/05                                      /s/ Larry Colton
         ----------                  ------------------------------------------
                                    Print Name:       Larry Colton
                                    Title:            Chief Financial Officer

                                EAUTOCLAIMS, INC.

                              FINANCIAL STATEMENTS

                                  JULY 31, 2005


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

Report of Independent Registered Public Accounting Firm
 on Financial Statement Schedule                                    F-26
   Schedule II - Valuation and Qualifying Accounts                  F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
eAutoclaims.com, Inc.


We have audited the accompanying balance sheets of eAutoclaims, Inc. as of July 31, 2005 and 2004 and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eAutoclaims, Inc. as of July 31, 2005 and 2004 and the results of its operation and its cash flows for each of the three years in the period ended July 31, 2005, in conformity with United States generally accepted accounting principles.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

September 16, 2005

                                                                                                         EAUTOCLAIMS, INC.

                                                                                                             BALANCE SHEET
---------------------------------------------------------------------------------------------------------------------------
                                                                                     July 31, 2005         July 31, 2004
---------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                                                      $ 306,280            $ 415,549
  Accounts receivable, less allowance for doubtful accounts
    of $208,000 and $161,000 respectively                                                     742,237              728,776
  Due from related parties                                                                      6,231               65,431
  Prepaid expenses and other current assets                                                    88,290               79,341
---------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                               1,143,038            1,289,097

Property and Equipment, net of accumulated depreciation                                       857,440            1,073,409

Goodwill                                                                                    1,093,843            1,093,843

Other Assets                                                                                   25,800               25,800

Deferred Income Tax Asset, net of valuation
   allowance $9,841,000 and $9,002,000 respectively
---------------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                     $ 3,120,121          $ 3,482,149
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable, advanced payments and accrued expenses                               $ 4,701,483          $ 4,378,858
   Loan payable - stockholder                                                                                       36,866
   Current portion of capital lease obligation                                                 86,642               63,888
   Convertible debenture                                                                      275,000
---------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                          5,063,125            4,479,612

Convertible debenture                                                                                              300,000
Capital Lease Obligation, net of current portion                                              108,979              195,621
---------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                  5,172,104            4,975,233

Stockholders' Deficiency:
  Convertible preferred stock - $.001 par value; authorized 5,000,000 shares, issued and outstanding 0 shares and 200 shares respectively
   aggregate liquidation preference of $0 and $1,000,000 respectively                                                    1
  Common stock - $.001 par value; authorized 100,000,000 shares, issued
   and outstanding 59,488,026 shares and 34,337,362 shares respectively                        59,488               34,338
  Additional paid-in capital                                                               25,081,358           22,171,857
  Accumulated deficit                                                                     (27,192,829)         (23,699,280)
---------------------------------------------------------------------------------------------------------------------------
         Stockholders' Deficiency                                                          (2,051,983)          (1,493,084)
---------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Deficiency                                   $ 3,120,121          $ 3,482,149
===========================================================================================================================


                                                                                                             EAUTOCLAIMS, INC.

                                                                                                       STATEMENT OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------
Year Ended July 31                                                  2005                     2004                      2003
------------------------------------------------------------------------------------------------------------------------------

Revenue:
  Collision repairs management                                 $ 11,248,882             $ 22,718,284              $ 29,697,420
  Glass repairs                                                     487,723                1,239,969                   894,485
  Fleet repairs management                                          718,240                  713,303                   868,962
  Fees and other revenue                                          2,196,387                2,489,126                 2,600,205
------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                    14,651,232               27,160,682                34,061,072

Expenses:
  Claims processing charges                                      11,029,261               22,130,634                28,323,741
  Selling, general and administrative                             5,554,430                6,417,316                 6,418,911
  Depreciation and amortization                                     511,812                  515,813                   490,935
  Amortization of beneficial conversion
    feature on convertible debentures and
    fair value of warrants issued in
    connection with debentures                                                               307,694                    11,738
------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                   17,095,503               29,371,457                35,245,325
------------------------------------------------------------------------------------------------------------------------------
Net loss                                                       $ (2,444,271)            $ (2,210,775)             $ (1,184,253)
===============================================================================================================================

Adjustment to net loss to
 compute loss per common share:
      Preferred stock dividends                                     (50,655)                 (95,518)                 (101,296)
      Dividend to unit holders                                     (986,623)
------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                            $ (3,481,549)            $ (2,306,293)             $ (1,285,549)
===============================================================================================================================
Loss per common share - basic and
  diluted                                                           $ (0.08)                 $ (0.09)                  $ (0.06)
===============================================================================================================================

Weighted-average number of common
  shares outstanding-basic and diluted                           44,905,261               26,308,434                20,209,634
===============================================================================================================================


                                                                                                             EAUTOCLAIMS, INC.

                                                                                         STATEMENT OF STOCKHOLDERS' DEFICIENCY
------------------------------------------------------------------------------------------------------------------------------
                                                                                      Additional                  Stockholders'
                                               Preferred Stock      Common Stock       Paid-in     Accumulated       Equity
Years ended July 31, 2005, 2004 and 2003       Shares   Amount    Shares    Amount     Capital       Deficit      (Deficiency)
------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 2002                         268      $1    18,390,118  $18,390  $17,723,229   $(20,107,438)   $(2,365,818)

Issuance of common stock upon exercise of
  options                                                          958,850      960        8,630                         9,590
  Issuance of common stock for amounts due
  to shareholder                                                    84,034       84        9,916                        10,000
Issuance of common stock for services                              570,437      571      156,264                       156,835
Accrued dividends on preferred stock                                                                   (101,296)      (101,296)
Issuance of common stock upon conversion
    of preferred stock                           (21)              928,481      927         (927)                            -
  Issuance of common stock for preferred
    stock dividends                                                184,670      185       19,895                        20,080
Issuance of common stock                                         1,712,365    1,712      401,358                       403,070
Recognition of beneficial conversion feature on
   convertible debenture                                                                 140,860                       140,860
Net loss                                                                                             (1,184,253)    (1,184,253)
------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2003                         247       1    22,828,955   22,829   18,459,225    (21,392,987)    (2,910,932)

Issuance of common stock for services                              436,419      437      164,599                       165,036
Accrued dividends on preferred stock                                                                    (95,518)       (95,518)
Issuance of common stock upon
   conversion of preferred stock                 (47)            1,071,891    1,072       (1,072)                            -
Issuance of common stock for
   preferred stock dividends                                       326,800      327       71,325                        71,652
Issuance of compensatory stock options                                                   868,756                       868,756
Fair value of warrants issued in conjunction
   with convertible debenture                                                             89,286                        89,286
Recognition of beneficial conversion feature
   on convertible debenture                                                               89,286                        89,286
Proceeds from sale of common stock and
   exercise of warrants, net of costs and
   common stock warrants liability                               8,737,429    8,737    2,169,388                     2,178,125
Conversion of debt to equity                                       892,857      893      249,107                       250,000
Isssuance of common stock for interest
  on convertible debt                                               43,011       43       11,957                        12,000
Net loss                                                                                             (2,210,775)    (2,210,775)

------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2004                         200       1    34,337,362   34,338   22,171,857    (23,699,280)    (1,493,084)

Issuance of common stock for services                              968,901      969      219,160                       220,129
Accrued dividends on preferred stock                                                                    (50,655)       (50,655)
Issuance of common stock upon conversion of
   preferred stock and preferred stock
   dividends                                    (176)     (1)    6,774,319    6,774      273,951                       280,725
Conversion of convertible debenture to equity                       89,606       90       24,910                        25,000
Issuance of common stock for interest
  on convertible debt                                              112,391      112       23,400                        23,512
Redemption of preferred stock                    (24)                                   (120,000)       (12,000)      (132,000)
Proceeds from sale of common stock and
  exercise of warrants, net of costs and
  common stock warrants liability                               11,715,000   11,715    1,497,239                     1,508,954
Dividends issued to unit holders in the form of
  shares and warrants                                            4,502,218    4,502      982,121       (986,623)             0
Issuance of common stock upon exercise of                          988,229      988        8,720                         9,707
    options
Net loss                                                                                             (2,444,271)    (2,444,271)
------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2005                           -       -    59,488,026  $59,488  $25,081,358   $(27,192,829)   $(2,051,983)
===============================================================================================================================


                                                                                                  EAUTOCLAIMS, INC.

                                                                                            STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------
Year Ended July 31                                                       2005              2004              2003
--------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                         $(2,444,271)       $(2,210,775)      $(1,184,253)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                      511,812            515,813           490,935
    Loss on disposal of property and equipment                                             77,430
    Amortization of discount on debentures                                                307,694            11,738
    Common stock issued for services                                   220,129            165,036           156,835
    Common stock issued for interest                                    23,512             12,000
    Issuance of compensatory stock options                                                868,756
    Bad debts                                                           47,000            (81,000)         (158,000)
    Changes in operating assets and liabilities
      Accounts receivable                                              (60,461)           550,988          (176,412)
      Prepaid expenses and other current assets                         (8,949)           (23,119)          180,681
      Other assets                                                           0             14,740           (15,610)
      Accounts payable and accrued expenses                            591,392         (1,904,331)          870,186
      Deferred software subscription revenue                                                               (284,676)
--------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                               (1,119,836)        (1,706,768)         (108,576)

Cash flows from investing activity:
  Purchases of property and equipment                                 (295,843)          (463,725)         (418,448)
  Proceeds from related parties                                         59,200             43,000            38,563
  Loans to related parties                                                                                   (7,000)
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activity                                   (236,643)          (420,725)         (386,885)

Cash flows from financing activities:
  Proceeds from sale of common stock                                 1,508,954          2,178,125           403,070
  Proceeds from exercise of stock options                                9,707                                9,590
  Principal payments on capital lease                                  (63,888)           (30,117)          (28,686)
  Payments on redemption of preferred stock                           (170,698)
  Proceeds from sale of convertible debentures                                            250,000           300,000
  Principal payments on shareholder loans                              (36,866)           (81,127)           (7,007)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                            1,247,209          2,316,881           676,967

--------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                       (109,270)           189,388           181,506
Cash at beginning of year                                              415,549            226,161            44,655
--------------------------------------------------------------------------------------------------------------------
Cash  at end of year                                                  $306,279          $ 415,549         $ 226,161
====================================================================================================================


Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                              $ 42,581           $ 56,855          $ 45,324
====================================================================================================================


Supplemental disclosure of noncash investing and
    financing activities:
  Gross proceeds from sale of equity                               $ 1,724,000        $ 2,436,240
     Less costs paid to raise equity                                $ (215,046)        $ (258,115)
  Net proceeds from sale of equity                                 $ 1,508,954        $ 2,178,125
====================================================================================================================
  Fair value of warrants issued in conjunction with
    convertible debenture                                                                $ 89,286
====================================================================================================================
  Recognition of beneficial conversion feature on
    convertible debenture                                                                $ 89,286
====================================================================================================================
  Conversion of debentures to common stock                            $ 25,000          $ 250,000
====================================================================================================================
  Issuance of common stock for amount due to shareholders                                                  $ 10,000
====================================================================================================================
  Issuance of stock for preferred stock dividends                    $ 331,381           $ 71,652          $ 20,080
====================================================================================================================
  Accrued dividends on preferred stock                                     $ -           $ 95,518         $ 101,296
====================================================================================================================
  Shares and warrants issued to unit holders                         $ 986,623
====================================================================================================================
  Equipment acquired by capital lease                                                   $ 169,376         $ 106,899
====================================================================================================================


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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As shown in the financial statements, the Company has suffered recurring losses from operations, has a stockholders' deficiency and a working capital deficiency. The Company has been able to raise additional funds from debt and equity offerings and management believes it can continue to do so in the future. During the year ending July 31, 2004, the Company entered into new agreements and alliances, which should provide the Company with increased revenue. During the year ended July 31, 2005 the Company began to realize revenue from these agreements and expects increased revenue will continue. In addition, the Company has secured a noncancellable line of equity from a shareholder in the amount of $2,000,000.

The accompanying financial statements include the accounts of the Company and SalvageConnection.com, Inc. ("Salvage), which was merged into the Company in January 2004. All intra-company accounts and transactions have been eliminated.

The Company maintains cash in bank deposit accounts that exceed federally insured limits. The Company has not experienced any losses on these accounts.

The Company derives revenue primarily from collision repairs, glass repairs and fleet repairs. Revenue is recognized when an agreement between the Company and its customer exists, the repair services have been completed, the Company's revenue is fixed and determinable and collection is reasonably assured.

The Company records revenue gross for collision repairs. This occurs when the Company is the primary obligor in its arrangements, the Company has latitude in establishing price, the Company controls what services are provided and where the services will take place, the Company is involved in the determination of product or service specifications and the Company has credit risk.

The Company records revenue gross for fleet repairs. This occurs when the Company is the primary obligor in its arrangements, the Company has latitude in establishing price, the Company controls what services are provided and where the services will take place, the Company is involved in the determination of product or service specifications and the Company has credit risk.

The Company records revenue gross for certain glass repairs. This occurs when the Company is the primary obligor in its arrangements, the Company has latitude in establishing price, the Company controls what services are provided and where the services will take place, the Company has discretion in supplier selection, the Company is involved in the determination of product or service specifications and the Company has credit risk.

The Company records revenue net for certain glass repairs. Revenue is recorded at net when situations occur whereby the supplier (not the Company) is the primary obligor in an arrangement, the amount the Company earns is fixed or the supplier (and not the Company) has credit risk.

The Company records revenue generated from the co-marketing agreement with the ADP Claims Services Group (ADP) net of the repair costs because in the agreement the Company is performing a fee for service. The insurance company is the customer of ADP, who will be collecting the revenue and paying the shop.

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

The Company identifies and records impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. At July 31, 2005, no such impairment existed.

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



                                                     Year Ended
                                                      July 31,
                                            2005         2004           2003
                                          --------------------------------------

Net loss as reported                      $(2,444,271) $(2,210,775) $(1,184,253)
Add back intrinsic value of the options
    issued to employees and charged to
    operations                                             868,756

Deduct total stock based employee
  compensation expense determined under
  fair value based methods for all awards     (17,786)    (905,006)    (607,267)
                                          --------------------------------------
Pro forma net                             $(2,462,057) $(2,247,025) $(1,791,520)
                                          ======================================


Basic and diluted net loss per share
     as reported                               $( .08)       $(.09)       $(.06)
Pro forma basic and diluted loss per share      ( .08)       $(.09)       $(.09)

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended July 31, 2005, 2004, and 2003. The assumed risk-free interest rate was 3.87%, 4.68%, and 6.50%, respectively, and the assumed market volatility of the Company's common stock was 45%, 170% and 200%, respectively. The revised volatility factor was determined based on a study done by an independent securities valuation firm. The assumed dividend yield was 0% and an expected option life was five years for all three years presented.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective for the Company beginning August 1, 2005. It is expected to have an impact on the Company's consolidated financial statements similar to the pro forma disclosure under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation"("SFAS 123").Management does not believe that, other than FAS 123(R) disclosed above, there are any other recently issued, but not yet effective, accounting standards that if currently adopted would have a material effect on the accompanying financial statements.

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

The carrying value of cash, accounts payable, and accrued expenses are reasonable estimates of their fair value because of short-term maturity. The fair value of the loans payable and convertible debentures approximates their principal amounts.

The Company believes that the concentration of credit risk in its trade receivables, with respect to its limited customer base, is substantially mitigated by its credit evaluation process. The Company does not require collateral.

3. PER SHARE CALCULATIONS

Basic loss per share is computed as net loss available to common stockholders' divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. As of July 31, 2005, 2004, and 2003, 31,367,131, 19,909,078, and 7,112,536 options and warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be antidilutive. Additionally, as of July 31, 2005, 2004, and 2003, 1,724,401, 6,075,269, and 5,363,463 of shares respectively, that would be issuable upon conversion of convertible securities plus accrued interest were excluded from the dilutive loss per share computation, as their effect would be antidilutive.

4. PROPERTY AND EQUIPMENT

At July 31, 2005 property and equipment, at cost, consists of the following:

                                                                    Estimated
                                              2005       2004     Useful Life
--------------------------------------------------------------------------------
Computer Equipment                          $ 656,183   $719,266       3 years
Software                                    1,105,776    977,608       3 years
Office equipment                              303,563    367,026  3 to 10 years
Leasehold improvements                        247,550    247,550  Term of Lease
Furniture and fixtures                         88,421     88,421  7 to 10 years
--------------------------------------------------------------------------------

                                            2,401,493  2,399,871
          Less accumulated depreciation     1,544,053  1,326,462
                                         -------------------------
                                             $857,440 $1,073,409
                                         =========================

Office equipment and software include amounts acquired under capital leases of approximately $276,000 at July 31, 2005 and 2004, with related accumulated depreciation of approximately $89,000 for the year ended July 31, 2005 and approximately $22,000 for the year ended July 31, 2004.


5. ACCOUNTS PAYABLE, ADVANCED PAYMENTS AND ACCRUED EXPENSES

Accounts payable, advanced payments and accrued expenses consist of the following:

                                                           July 31
                                                    2005                 2004
--------------------------------------------------------------------------------
Advanced payments from customers                   $ 2,957,330     $ 2,658,295
Accounts payable to repair facilities
  and other vendors                                $ 1,226,058     $ 1,057,093
Accrued payroll and vacation wages                     181,706         149,846
Accrued dividends                                                      268,768
Other accrued liabilities (none in excess of
  5% of current liabilities)                           336,389         244,856
--------------------------------------------------------------------------------
                                                    $4,701,483     $ 4,378,858
================================================================================


6. LOAN PAYABLE - STOCKHOLDER

As of July 31, 2004 the Company had one loan outstanding to a stockholder totaling $36,866. The loan bears interest at the rate of 12% per annum and is being paid over 18 months with principal and interest payments of $7,582 per month through December of 2004. The fair value of the loan approximated its carrying amount based on rates available to the Company for similar loans. The Company paid off the loan in December, 2004. Interest expense amounted to approximately $1,000 and $10,000 for the years ended July 2005 and 2004 respectively.

7. CONVERTIBLE NOTE AND DEBENTURES

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

On July 21, 2004, the holder of the convertible debenture extended the term of the 8% note to mature in August of 2005. No discount to the note payable was recorded in July of 2004 because the market price of the stock was materially the same as the $0.279 conversion rate in the extension. On August 24, 2004, the holder of the convertible debenture converted $25,000 of the principal into 89,606 shares of common stock. On August 15, 2005 the holder of the Convertible debenture converted the remaining $275,000 into 1,718,750 shares of common stock (see Subsequent Events). Interest expense relating to these debentures amounted to approximately $24,000 and $22,000 for the years ended July 31, 2005 and 2004 respectively.

On April 23, 2004 the Company received $250,000 from a member of the Board of Directors in exchange for 8% convertible debentures due and payable on October 14, 2004 unless converted. The debentures are convertible into common stock at $0.28 per share. The Company also issued F-12

7. CONVERTIBLE NOTE AND DEBENTURES (continued)

892,857 three-year warrants with a strike price of $0.35 per share. These warrants were re-priced to $0.16 per share in January 2005 to comply with the anti-dilution provisions of the agreement and were triggered by a capital raise in January 2005. The Company also adjusted the strike price on 1,000,000 warrants that the investor owned prior to this investment from $0.63 to $0.35 per share. The initial value assigned to the warrants of $89,286, plus the value assigned to the debentures' beneficial conversion feature of another $89,286 for a total of $178,572, was recorded as a discount to the debenture and was to be accreted to interest expense over the term of the debenture. In June of 2004 the Director converted his debentures into 892,857 shares of the Company's common stock, and the discount was expensed on the date of the conversion.

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

There was no charge to operations under these agreements for the year ended July, 2005. For the years ended July 31, 2004, and 2003 totals of $307,694, and $11,738 were charged to operations under these agreements

8. COMMITMENTS AND CONTINGENCIES

In May 2005 the Company entered into a new two year employment agreement with its President and Chief Executive Officer. The agreement specifies an annual base salary of $170,000, representing a voluntary pay cut in base taken by the CEO. If the Company generates positive cumulative EBITDA (which excludes non-cash compensatory and equity charges under GAAP) of greater than $50,000 for any three consecutive months, the base salary will be increased to $200,000. The individual will be entitled to receive a quarterly bonus equal to 3% of the Company's EBITDA, whose components are computed under GAAP, which may be paid in cash or shares of the Company's common stock, at the election of the individual. The individual shall also be entitled to receive an option to purchase 25,000 shares of the Company's common stock, exercisable at the fair market price, for each month the Company has net income before taxes and extraordinary items, as computed in accordance with GAAP. These options vest over the remaining term of the employment agreement. The individual is entitled to a $750 per month automobile allowance and a $1000 per month personal allowance. The Company is required to issue the individual 1,000,000 shares of its common stock upon execution of the agreement and agreed to include the shares in an S-8 Registration Statement when filed by the Company. If the individual loses his position for any reason other than for cause during the term of the agreement, he will receive a lump sum payment equal to two (2) times the current base salary. If the Company does not employ the individual beyond the expiration term of the agreement, he will receive his monthly base salary for the next twelve months. At the election of the individual, any compensation including severance or termination payments, may be made one-half (1/2) in cash and one-half (1/2) in the Company's shares valued at 75% of the average closing price over the 30 trading days preceding the termination date. Any shares issued shall be registrable under a form S-8 and shall have "piggyback" registration rights.

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

The Company leases its facilities under a non-cancelable operating lease expiring on November 30, 2006. The main operating lease consists of a 5-year lease for 30,000 square feet of a 62,000 square foot facility. The Company has an option to buy the entire facility with the associated land for $2,950,000. The Company issued 51,971 shares of common stock to pay for the January through March 31, 2002 rent, and another 45,956 shares for the purchase option, for a total of 97,927 shares. Total rent expense under the operating leases for the years ended July 31, 2005, 2004and 2003 totaled approximately $219,000, $212,000 and $219,000 respectively.


Approximate minimum future payments under this operating lease is payable as follows:

--------------------------------------------------------------------------------
  Year ending July 31,
--------------------------------------------------------------------------------
         2006                                  225,000
         2007                                   76,000
--------------------------------------------------------------------------------
                                            $  301,000
================================================================================

On September 14, 2005 the Company signed an agreement to sell its Oldsmar facility. The agreement calls for a 45 day due diligence period and for closing to take place within 95 days and will be part of a simultaneous closing process whereby the Company purchases the facility from its current landlord under a purchase option provided for in the current lease agreement and subsequently sell the facility. As part of the agreement, the Company will remain in the facility under a new long term lease to be signed concurrent with the closing of the sale.

The Company leases equipment under non-cancelable capital leases expiring on various dates through fiscal 2008.

The approximate minimum future payments under these capital lease are payable as follows:

                       Year ending July 31,

                       2006                               $113,000
                       2007                                105,000
                       2008                                 18,000
--------------------------------------------------------------------------------
                                                         $ 236,000
            Less amount representing interest               40,000
--------------------------------------------------------------------------------
                                                          $196,000
            Less current maturities                         87,000
--------------------------------------------------------------------------------
            Long term debt less current maturities         $109,000
================================================================================

Interest expense on capital leases for the years ended July 31, 2005, 2004 and 2003 amounted to approximately $40,000, $20,000 and $22,000, respectively.

9. STOCKHOLDERS' EQUITY

On July 8, 2004, shareholders holding greater than 50% of the outstanding common stock of the Company consented to increase the Company's authorized shares of common stock from 50,000,000 to 100,000,000 shares.

The Company is authorized to issue 5,000,000 shares of $5,000 face value, series A, preferred stock. Each share of preferred stock is convertible into a number of shares of common stock. Dividends are payable at the rate of 8% of the aggregate liquidation preference amount per annum and are cumulative. During the year ended July 31, 2005 the Company elected to redeem 24 shares of preferred stock with a face value of $120,000 and $38,698 of accrued dividends for $170,698, which included a ten percent premium of $12,000. Also, on July 8, 2005 the remaining 176 shares of preferred stock with a face value of $880,000 plus dividends of $280,726 were converted into 6,774,319 shares of common stock. As of July 31, 2005 and 2004, the Company had issued 520 shares of preferred stock with 0 and 200 still outstanding, respectively.

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

In March through June 30, 2004 the Company raised $2,271,240 from the sale of 8,111,572 Units at $.28 per Unit to twenty-one (21) investors. Each Unit consists of one (1) share of common stock and one (1) common stock purchase warrant exercisable at $.35. The Company paid Noble International Investment, Inc. ("Noble") total commissions and expenses of $170,378, one other individual $9,667 as a finder's fee in connection with the issuance of these securities and incurred other expenses of $69,320. The Company also issued Noble placement agent warrants to acquire 790,200 Units valued at $158,040 and issued the other finder 34,525 shares of our restricted common stock valued at $9,667.

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

During the year ended July 31, 2005, the Company issued 455,305 shares of common stock to three directors in exchange for their services. These shares were expensed over the year as they were earned. During the year ended July 31, 2005, the Company expensed $124,678 which was approximately equal to the fair market value of the shares when earned.

During the year ended July 31, 2005, the Company issued 71,288 shares of common stock in exchange for $24,951 in legal services. In addition, the Board agreed to issue the Company's legal counsel 940,000 shares of the Company's common stock, valued at $150,400 as part of his fee for counsel and services rendered relating to the sale of equity securities.

During the year ended July 31, 2005 the Company elected to redeem 24 shares of preferred stock with a face value of $120,000 and $38,698 of accrued dividends for $170,698, which included a ten percent premium of $12,000. Also, in the year ended July 31, 2005, the remaining 176 shares of preferred stock with a face value of $880,000 plus dividends of $280,726 were converted into common stock. Total shares of common stock issued from the conversion of preferred stock and accrued dividends for these transactions totaled 6,774,319. After these conversion transactions, the Company no longer has any preferred stock outstanding.

On August 24, 2004, an investor converted $25,000 of debt owed to him by the Company into 89,606 shares of common stock. In addition, for the year ended July 31, 2005 interest on the debt of $23,512 was converted into 112,391 shares of common stock.

In July 2005 192,308 shares of common stock were awarded to an officer in the form of a bonus. A charge of $25,000, which represented the fair market value of the stock at the time of the award, was charged to operations in July 2005.

During the year ended July 31, 2005, the Company issued options to purchase 137,500 shares of common stock to three Board members for services rendered in accordance with an approved compensation plan. The Company also issued an option to purchase 71,000 shares of common stock to three employees under an approved compensation plan. All options issued had strike prices of $0.12 to $0.30 per share, which was the market price at the date of issuance.

On April 12, 2005 an officer/director and another director of the Company each exercised options to purchase 350,000 shares of the Company's common stock, for a total of 700,000 shares, with a strike price of .01 per share. On May 20, the director exercised an additional 150,000 options, with a strike price of $.01 per share. Options to purchase 17,500 shares of the Company's common stock with a strike price of $0.01 per share were exercised by a consultant on October 26, 2004. An additional 120,729 options to purchase common stock were exercised by employees. Options to purchase 890,166 shares of common stock were canceled.

During the year ended July 31, 2005, the Company raised $1,724,000 from the sale of 10,775,000 Units at $0.16 per Unit to ten (10) investors. Each Unit consists of one (1) share of common stock and one-half (1/2), 3-year, common stock purchase warrant with an exercise price of $0.30 per share. The warrants are not callable during their first year. After the first year, the Company has the right to call the warrants for nominal consideration at the average closing per share if any 20 consecutive trading days exceeds the warrant exercise price by $.50 or more. The warrants contain "full ratchet" anti-dilution protection to avoid dilution of the equity interest represented by the underlying shares upon the occurrence of certain events, such as share dividends or stock splits or the issuance of equity securities with an issuance, conversion or exercise price less than $.30

The Company paid Noble International Investment, Inc. ("Noble") total commissions and expenses of $185,520 in connection with the issuance of these securities and incurred $29,526 of other expenses. Noble also earned placement agent warrants to purchase 1,616,250 Units at $0.16 per Unit. In addition, as previously discussed above, the Board agreed to issue the Company's legal counsel 940,000 shares of the Company's common stock as part of his fee for counsel and services rendered relating to the sale of these equity securities.

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

On March 1, 2005, the Company evaluated the claims volume that it had received from customers generated by the ADP Claims Service Group Co-marketing agreement as specified in the subscription agreements from the 2004 capital raise. In accordance with those agreements, the Company did not meet the minimum volume requirements and therefore had to issue 2,162,860 Units (one share of common stock and one, 3-year, $0.16 warrant to purchase a common share) to the investors who did not accept our December 2004 offer. The True Up units issued in December 2004 and March 2005 caused the Company to record a stock dividend to these shareholders valued at approximately $987,000.

On February 22, 2005, the Company entered into a twelve month Investor Relations Consulting Agreement. The Consultant will provide various investor relations services for $6,500 per month plus 250,000 shares of the Company's common stock. Either party can terminate the agreement after five months.

10. STOCK OPTIONS

The Company has an incentive stock option plan under which options to purchase shares of common stock may be granted to certain key employees. The exercise price is based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options.

A summary of the status of the company's options as of July 31, 2005, 2004, and 2003 and changes during the years then ended is presented below:

                                                         July 31, 2005

                                                                     Weighted-
                                                                      Average
                                                     Number of        Exercise
                                                      Shares           Price
--------------------------------------------------------------------------------

Balance at beginning of year                         6,849,437            $0.45
Granted                                                208,500              .19
Cancelled or Expired                                  (890,166)            1.34
Exercised                                             (970,729)            0.15
--------------------------------------------------------------------------------
Outstanding at end of year                           5,197,042            $0.37
================================================================================

Options exercisable at end of year                   4,706,206            $0.39
================================================================================
Weighted Average fair value of
options granted during the period                                         $0.09
================================================================================


                                        July 31, 2004         July 31, 2003
                                        -------------         -------------
                                                 Weighted-             Weighted-
                                                  Average               Average
                                     Number of   Exercise   Number of   Exercise
                                      Shares       Price     Shares       Price
--------------------------------------------------------------------------------

Balance at beginning of year            4,672,722   $0.80   5,264,970    $0.78
Granted                                 2,635,267     .07     908,000     0.18
Cancelled                                (458,552)   1.89    (541,398)    0.98
Exercised                                      (0)   0.00    (958,850)    0.01
--------------------------------------------------------------------------------
Outstanding at end of year              6,849,437   $0.45   4,672,722    $0.80
================================================================================

Options exercisable at end of year      5,685,010   $0.47   3,085,263    $0.96
================================================================================
Weighted Average fair value of
options granted during the period                   $0.40                $0.16
================================================================================

The following table summarizes information about fixed stock options outstanding at July 31, 2005:


Options Outstanding Options Exercisable

                                       Weighted
                                        average         Weighted                           Weighted
                                      Remaining          average                            average
Range of             Number         Contractual         Exercise            Number         Exercise
Exercise Price    Outstanding              Life            Price       Exercisable            Price

--------------------------------------------------------------------------------------------------

$0.01               2,279,858              7.80            $0.01         2,279,858          $0.01
$0.10 -$ .47        1,380,834              3.10             0.23           889,998           0.24
$ .51 -$ .90          834,750              1.51             0.60           834,750           0.60
$1.01-$1.91           515,600               .51             1.32           515,600           1.32
$2.00-$3.00           186,000              2.00             2.12           186,000           2.12

-------------------------------------------------------------------------------------------------

$0.01 - $3.00       5,197,042                              $ .37         4,706,206         $0 .39
=================================================================================================



11. INCOME TAXES:

As of July 31, 2005, and 2004 the Company had deferred tax assets of approximately $9,841,000 and $9,002,000, respectively, resulting from temporary differences and net operating loss carry-forwards of approximately $21,891,000 and $19,411,000, respectively, which are available to offset future taxable income, if any, through 2024. However, as of July 31, 2002 approximately $10,452,000 of those losses is subject to an annual limitation of deducting $267,000 per year against future operating income. As utilization of the net operating loss carry-forwards and temporary differences is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets were as follows:

                                                           July 31,
                                                      2005          2004
--------------------------------------------------------------------------------
Temporary differences:
   Allowance for doubtful accounts                   $83,000     $64,000
   Accrued vacation                                   35,000      37,000
   Fair value of warrants                                  0     123,000
   Compensation not currently deductible             966,000   1,014,000
   Net operating losses                            8,757,000   7,764,000
   Less valuation allowance                       (9,841,000)  (9,002,000)
--------------------------------------------------------------------------------
        Deferred tax assets                             $  0       $   0
================================================================================

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended July 31, 2005, 2004, and 2003 is as follows:

Federal income tax rate                                            (34.0)%
State income tax rate                                              ( 6.0)%
Change in valuation allowance on net operating carry-forwards       40.0%
--------------------------------------------------------------------------------
      Effective income tax rate                                        0%
================================================================================

12. 401K

The Company has a noncontributory defined contribution plan under Section 401
(k) of the Code covering all qualified employees. An officer of the Company serves as trustee of the plan. The Company did not make a contribution to the plan for the years ended July 31, 2005, 2004, or 2003.

13. MAJOR CUSTOMERS

During the years ended July 31, 2005, 2004 and 2003 one customer accounted for 55%, 60% and 58% of total revenue respectively. During the years ended July 31, 2005, 2004 and 2003 a second customer accounted for approximately 8%, 13% and 14% of total revenue, respectively.


14. RELATED PARTY TRANSACTIONS

The Chairman of the Board of the Company was provided a non-interest bearing loan prior to July 31, 2002, which totaled approximately $120,000. Over the last 12 months this loan has been reduced by forgoing certain compensation approved by the Board of Directors. As of July 31, 2005 the loan balance was $6,231 and is included in due from related parties on the accompanying balance sheet.


15. SUBSEQUENT EVENTS

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

On August 1, 2005, the Company evaluated the claims volume that it had received from customers generated by the ADP Claims Service Group Co-marketing agreement as specified in the subscription agreements from the 2004 capital raise. In accordance with those agreements, the Company did not meet the minimum volume requirements and therefore had to issue 2,162,860 Units (one share of common stock and one, 3-year, $0.16 warrant to purchase a common share) to the investors who did not accept our December 2004 offer. Issuing these units resulted in the Company recording a stock dividend of approximately $476,000.

On August 12, 2005 an investor exercised warrants to purchase 357,143 shares of common stock with a strike price of $0.16 per share. The Company received $57,143 from this transaction.

On August 15, 2005 the holder of the convertible debenture converted the note into 1,718,750 shares of the Company's common stock. In addition, interest on the note from the end of July, 2005 until August 15 was paid to the holder of the note with 5,651 shares of the Company's common stock.

On August 17, 2005 a total of 357,144 shares of common stock were issued to three directors in exchange for their services in fiscal 2006. These shares are being expensed over the year as they are earned.


16. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited quarterly operating results for each of the Company's last twelve fiscal quarters. This information has been consistent with the Company's audited financial statements and includes all adjustments consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of the data.



                                                                                                               EAUTOCLAIMS, INC.

                                                                                               QUARTERLY RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended                                 July 31, 2005       April 30, 2005       January 31, 2005       October 31, 2004
                                                    (unaudited)          (unaudited)          (unaudited)            (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

Total revenue                                       $3,453,669          $3,552,198             $3,525,569             $4,119,796

Expenses:
  Claims processing charges                          2,465,088           2,689,195              2,674,492              3,200,486
  Selling, general and administrative                1,384,861           1,512,695              1,326,602              1,330,271
  Depreciation and amortization                        120,144             123,981                133,104                134,584
  Amortization of beneficial conversion
    feature on convertible debentures and
    fair value of warrants issued in
    connection with debentures
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                       3,970,093           4,325,871              4,134,198              4,665,341
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                            $ (516,424)         $ (773,673)            $ (608,629)            $ (545,545)
===================================================================================================================================

Adjustment to net loss to compute loss per common share:
          Preferred stock dividends                     (7,865)            (15,273)               (11,389)               (16,128)
          Dividends to unit holders                                       (432,572)              (554,051)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                 $ (524,289)       $ (1,221,518)          $ (1,174,069)            $ (561,673)
===================================================================================================================================

Loss per common share - basic and
  diluted                                              $ (0.01)            $ (0.02)               $ (0.03)               $ (0.02)
===================================================================================================================================
Weighted-average number of common
  shares outstanding - basic and diluted            55,806,133          51,529,115             37,681,925             35,361,541
===================================================================================================================================



                                                                                                               EAUTOCLAIMS, INC.

                                                                                                 QUARTERLY RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended                           July 31, 2004       April 30, 2004       January 31, 2004       October 31, 2003
                                              (unaudited)          (unaudited)          (unaudited)            (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

Total revenue                                       $4,397,591          $6,563,222             $7,509,359             $8,690,510

Expenses:
  Claims processing charges                          3,449,203           5,368,369              6,190,356              7,122,706
  Selling, general and administrative                1,181,005           2,401,353              1,407,418              1,427,540
  Depreciation and amortization                        118,205             131,836                135,750                130,022
  Amortization of beneficial conversion
    feature on convertible debentures and
    fair value of warrants issued in
    connection with debentures                         307,694
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                       5,056,107           7,901,558              7,733,524              8,680,268
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $ (658,516)       $ (1,338,336)            $ (224,165)              $ 10,242
===================================================================================================================================

Adjustment to net income (loss) to compute loss per common share:
          Preferred stock dividends                    (23,148)            (22,564)               (24,903)               (24,903)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                 $ (681,664)       $ (1,360,900)            $ (249,068)             $ (14,661)
===================================================================================================================================

Loss per common share - basic and
  diluted                                              $ (0.02)            $ (0.06)               $ (0.01)               $ (0.00)
===================================================================================================================================

Weighted-average number of common
  shares outstanding - basic and diluted            30,113,428          24,666,084             23,569,733             23,458,463
===================================================================================================================================



                                                                                                               EAUTOCLAIMS, INC.

                                                                                                 QUARTERLY RESULTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------
      Three Months Ended                          July 31, 2003       April 30, 2003       January 31, 2003       October 31, 2002
                                                    (unaudited)          (unaudited)          (unaudited)            (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

Total revenue                                       $8,673,501          $9,388,172             $7,834,573             $8,164,826

Expenses:
  Claims processing charges                          7,127,041           7,813,145              6,527,086              6,856,469
  Selling, general and administrative                1,364,177           1,268,795              1,719,424              2,066,515
  Depreciation and amortization                        123,919             122,601                125,721                118,694
  Amortization of beneficial conversion
    feature on convertible debentures and
    fair value of warrants issued in
    connection with debentures                          11,738
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                       8,626,875           9,204,541              8,372,231              9,041,678
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $ 46,626           $ 183,631             $ (537,658)            $ (876,852)
===================================================================================================================================

Adjustment to net income (loss) to compute income
 (loss) per common share:
          Preferred stock dividends                    (24,904)            (24,212)               (25,847)               (26,333)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to
   common stock                                       $ 21,722           $ 159,419             $ (563,505)            $ (903,185)
===================================================================================================================================

Income (loss) per common share -
     Basic & dilutive                                      $ -              $ 0.01                $ (0.03)               $ (0.05)
===================================================================================================================================

Weighted-average number of common
  shares outstanding
     Basic                                          22,592,685          20,651,859             19,562,796             18,782,334
===================================================================================================================================
     Diluted                                        29,896,097          22,022,522             19,562,796             18,782,334
===================================================================================================================================

Report of Independent Registered Public Accounting Firm on Financial Statment Schedule



To the Board of Directors
eautoclaims, Inc.


The information included on Schedule II is the responsibility of management, and although not considered necessary for a fair presentation of financial position, results of operations, and cash flows is presented for additional analysis and has been subjected to the auditing procedures applied in the audit of the basic financial statements. In our opinion, the information included on Schedule II relating to the years ended July 31, 2005, 2004, 2003, 2002 and 2001 is fairly stated in all material respects, in relation to the basic financial statements taken as a whole. Also, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York
--------------------
September 16, 2005

Schedule II

eAutoclaims, Inc.
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Information relating to the allowance for doubtful accounts is as follows:

                         Beginning                                Ending
                          Balance      Additions    Deductions    Balance
-------------------------------------------------------------------------

Year ended 7/31/2001     $ 34,077      $ 25,923          $ -     $ 60,000

Year ended 7/31/2002     $ 60,000     $ 353,132     $ 13,132    $ 400,000

Year ended 7/31/2003    $ 400,000     $ 139,874    $ 297,874    $ 242,000

Year ended 7/31/2004    $ 242,000      $ 63,607    $ 144,607    $ 161,000

Year ended 7/31/2005    $ 161,000      $ 89,675    $  42,675    $ 208,000