Form 10-K/A
period 2005-07-31
EAUTOCLAIMS, INC
filed 2005-12-05
CIK 1034694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  --------------
                                  Amendment No. 1
                                    FORM 10-K


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

                               EXPLANATORY NOTE
                               ----------------

This Amendment to Form 10-K relates solely to including the proper certification as required by Item 601(b)(31) of Regulation S-K for the Registered Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(c)1 and 15d-14(a). There are no other changes to the Form 10-K as previously filed.

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

Item 5.02 - Naming of new Chief Financial Officer, dated April 8, 2005.

Items 3.02/3.03 - Update of 8K filed on February 4, 2005 regarding closing of $1.7 million in financing dated March 1, 2005.

Items 3.02/3.03 - Closing of $1.5 million in financing, dated February 4, 2005.

Item 5.02 - Election of new Director, dated October 29, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Oldsmar, State of Florida, on the 5st day of December 2005.

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

   NAME                           TITLE                       DATE

 /Eric Seidel President,      Chief Executive               12/5/05
-------------------------    Officer and Director  ------------------------
Eric Seidel


/s/Jeffrey D. Dickson            Chairman                    12/5/05
-------------------------                          ------------------------
Jeffrey D. Dickson

/s/Nicholas D. Trbovich, Jr.     Director                   12/5/05
   -----------------------                         ------------------------
Nicholas D. Trbovich, Jr.

                                 Director
-------------------------                          ------------------------
Christopher Korge

/s/John K. Pennington            Director                   12/5/05
------------------------                           ------------------------
John K. Pennington

EXHIBIT 31.1
                                 CERTIFICATIONS
     I, Eric Seidel certify that:

1.   I have reviewed this annual report on Form 10K of eAutoclaims, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

       a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

       a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:     12/5/05                   /s/ Eric Seidel
     -----------------             ---------------------------
                                     President and C.E.O.

EXHIBIT 31.2
                                 CERTIFICATIONS
     I, Larry Colton certify that:

1.   I have reviewed this annual report on Form 10K of eAutoclaims, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

       a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

       a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:     December 5, 2005                /s/ Larry Colton
     -------------------------             -----------------------------------
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




Date:    12/5/05                    /s/ Eric Seidel
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




Date:    12/5/05                                      /s/ Larry Colton
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