Form 10-Q
period 2005-10-31
EAUTOCLAIMS, INC
filed 2005-12-14
CIK 1034694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                      For the period ended October 31, 2005

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

                                        [    ] Yes  [ X ] No


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, $.001 Par Value, as of November 30, 2005 was 65,780,764.

                                EAUTOCLAIMS, INC.


                               INDEX TO FORM 10-Q
--------------------------------------------------------------------------------

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements                                          2

          Balance Sheets                                               3
          Statements of Operations                                     4
          Statement of Stockholders' Deficiency                        5
          Statements of Cash Flows                                     6
          Notes to Financial Statements                                7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          12

Item 3. Quantitative and Qualitative Disclosures About Market Risk    21

Item 4. Controls and Procedures                                       21



                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings                                            22

Item 2. Changes in Securities and Use of Proceeds                    19

Item 3. Defaults Upon Senior Securities                              21

Item 4. Submission of Matters to a Vote of Security Holders          19

Item 5. Other Information                                            19

Item 6. Exhibits and Reports on Form 8-K                             20

Signatures                                                           21

Certifications                                                       22

                                EAUTOCLAIMS, INC.




                                     PART I

                              FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.

The financial statements of eAutoclaims, Inc. (the "Company") included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the financial statements of the Company as included in the Company's Form 10-K for the year ended July 31, 2005.

                                                                                                           EAUTOCLAIMS, INC.

                                                                                                              BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------
                                                                                      October 31, 2005          July 31, 2005
                                                                                        (unaudited)
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                                                   $ 392,897                 $ 306,280
  Accounts receivable, less allowance for doubtful accounts
    of $225,000 and $208,000 respectively                                                  941,933                   742,237
  Due from related parties                                                                       -                     6,231
  Prepaid expenses and other current assets                                                135,431                    88,290
-----------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                             1,470,261                 1,143,038

Property and equipment, net of accumulated depreciation                                    828,270                   857,440

Goodwill                                                                                 1,093,843                 1,093,843

Other assets                                                                                25,800                    25,800

Deferred income tax asset, net of valuation
   allowance $10,001,000 and $9,841,000 respectively
-----------------------------------------------------------------------------------------------------------------------------
        Total Assets                                                                   $ 3,418,174               $ 3,120,121
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable, advanced payments and accrued expenses                            $ 4,798,425               $ 4,701,483
   Note payable                                                                            500,000                         -
   Current portion of capital lease obligation                                              92,547                    86,642
   Convertible debenture                                                                                             275,000
-----------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                        5,390,972                 5,063,125


Capital lease obligation                                                                    99,871                   108,979
-----------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                5,490,843                 5,172,104
-----------------------------------------------------------------------------------------------------------------------------

Stockholders' Deficiency:

  Convertible preferred stock - $.001 par value; authorized 5,000,000 shares
   No shares outstanding
  Common stock - $.001 par value; authorized 100,000,000 shares, issued
   and outstanding 64,557,431 shares and 59,488,026 shares respectively                     64,558                    59,488
  Additional paid-in capital                                                            26,026,511                25,081,358
  Accumulated deficit                                                                  (28,163,738)              (27,192,829)
-----------------------------------------------------------------------------------------------------------------------------
        Stockholders' Deficiency                                                        (2,072,669)               (2,051,983)
-----------------------------------------------------------------------------------------------------------------------------
        Total Liabilities and Stockholders' Deficiency                                 $ 3,418,174               $ 3,120,121
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------
                                                                                            EAUTOCLAIMS, INC.
                                                                                         STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------

                                                                      Three-month                  Three-month
                                                                     Period Ended                 Period Ended
                                                                    October 31, 2005             October 31, 2004
                                                                      (unaudited)                  (unaudited)
-----------------------------------------------------------------------------------------------------------------
Revenue:
  Collision repairs management                                         $2,753,654                  $3,269,607
  Glass repairs                                                            94,711                     161,088
  Fleet repairs management                                                242,179                     134,749
  Other revenue                                                           711,502                     554,352
-----------------------------------------------------------------------------------------------------------------
Total revenue                                                           3,802,046                   4,119,796
-----------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                                             2,687,349                   3,200,486
  Selling, general and administrative                                   1,478,493                   1,330,271
  Depreciation and amortization                                           122,284                     134,584
-----------------------------------------------------------------------------------------------------------------
Total expenses                                                          4,288,126                   4,665,341
-----------------------------------------------------------------------------------------------------------------
Net loss                                                               $ (486,080)                 $ (545,545)

Adjustment to net loss to
 compute loss per common share:
       Preferred stock dividends                                                                    $ (16,128)
        Dividend to unit holders                                         (475,829)
-----------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                    $ (961,909)                 $ (561,673)
=================================================================================================================
Loss per common share - basic and
  diluted                                                                 $ (0.02)                    $ (0.02)
=================================================================================================================
Weighted-average number of common
  shares outstanding-basic and diluted                                 63,358,825                  35,361,541
=================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                EAUTOCLAIMS, INC.

                                                                                            STATEMENT OF STOCKHOLDERS' DEFICIENCY
-----------------------------------------------------------------------------------------------------------------------------------
Three month period ended October 31, 2005
                   (unaudited)                                                  Additional
                                                             Common Stock         Paid-in        Accumulated          Stockholders'
                                                         Shares       Amount       Capital          Deficit             Deficiency
-----------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2005                              $59,488,026     $59,488    $25,081,358      ($27,192,829)       ($2,051,983)

Issuance of common stock upon exercise
    of options                                            200,000         200          1,800                                2,000

Issuance of common stock for interest                       5,651           6            898                                  904

Issuance of common stock for services                     625,001         625        118,625                              119,250

Dividends issued to unit holders in the form of
    warrants and shares                                 2,162,860       2,163        473,666          (475,829)                 0

Issuance of common stock upon exercise
    of warrants                                           357,143         357         56,786                 0             57,143

Conversion of convertible note to equity                1,718,750       1,719        273,281                 0            275,000

Issuance of warrants in conjunction with
    note payable                                                                       9,000            (9,000)                 0

Vesting of options granted to employees                                               11,097                               11,097

Net Loss                                                                                              (486,080)          (486,080)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 2005                           $64,557,431     $64,558    $26,026,511      ($28,163,738)       ($2,072,669)
===================================================================================================================================


--------------------------------------------------------------------------------------------------------------------
                                                                                                  EAUTOCLAIMS, INC.

                                                                                          STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------
                                                                              Three-month               Three-month
                                                                             Period Ended               Period Ended
                                                                            October 31, 2005         October 31, 2004
                                                                              (unaudited)                (unaudited)
--------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                    $ (486,080)               $ (545,545)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
    Depreciation and amortization                                                122,284                   134,584
    Common stock issued for services                                             119,250                    73,701
    Common stock issued for interest                                                 904                     5,792
    Bad debts                                                                     17,000                    14,000
    Vesting of options granted to employees                                       11,097
    Changes in operating assets and liabilities
      Accounts receivable                                                       (216,696)                  (29,804)
      Prepaid expenses and other current assets                                  (47,141)                  (23,461)
      Accounts payable, advance payments and accrued expenses                     96,942                   289,322
--------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           (382,440)                  (81,411)

Cash flows from investing activity:
  Purchases of property and equipment                                            (73,547)                  (71,438)
  Proceeds from related parties                                                    6,231                     5,960
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activity                                              (67,316)                  (65,478)

Cash flows from financing activities:
  Proceeds from exercise of warrants                                              57,143
  Proceeds from exercise of options                                                2,000
  Proceeds from note payable                                                     500,000
  Principal payments on capital lease                                            (22,770)                   (3,912)
  Principal payments on shareholder loans                                                                  (21,859)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                              536,373                   (25,771)

--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                   86,617                  (172,660)
Cash at beginning of period                                                      306,280                   415,549
--------------------------------------------------------------------------------------------------------------------
Cash  at end of period                                                         $ 392,897                 $ 242,889
==================================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                      $ 13,463                   $ 9,751
==================================================================================================================


Supplemental disclosure of noncash investing and financing activities:
==================================================================================================================
  Conversion of debentures to common stock                                     $ 275,000                  $ 25,000
==================================================================================================================
  Equipment acquired by capital lease                                           $ 19,567
==================================================================================================================
  Shares and warrants issued to unit holders                                   $ 475,829
==================================================================================================================
  Fair value of warrants issued in conjunction with bridge loan                  $ 9,000
==================================================================================================================
  Conversion of preferred stock and accrued dividends for common stock                                   $ 232,106
==================================================================================================================
  Accrued dividends on preferred stock                                                                    $ 16,128
==================================================================================================================

                                                      EAUTOCLAIMS, INC.

  NOTES TO FINANCIAL STATEMENTS
  ------------------------------------------------------------------------------

Note 1 - Basis of presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims, Inc. as of October 31, 2005 and its results of operations and cash flows for the three-month periods ended October 31, 2005. Results of operations for the three-month period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations. The revised statement has been implemented for the Company effective August 1, 2005.

The implementation of FAS No. 123R had the following effect on the statement of operations for three-month period ended October 31, 2005

                                                              2005
                                                          ----------
Net loss before stock option expense                      $(474,983)
Deduct stock option expense                                 (11,097)
                                                          ----------
Net loss  as reported                                     $(486,080)
                                                          ==========

There is no impact on the basic or diluted earnings per share reported on the statement of operations.

For the 2005 fiscal year the Company accounted for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees." Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net income (loss) per share would have been increased to the following pro forma amounts:

  Three-month period ended October 31,                      2004
                                                        ----------

  Net loss as reported                                  $(545,545)

  Deduct total stock based employee
      compensation expense determined under
      fair value based methods for all awards
                                                          (16,733)
                                                        ----------
 Pro forma net loss                                     $(562,278)
                                                        ==========

  Basic and diluted net loss per share as reported          $(.02)
  Pro forma and diluted basic loss per share                $(.02)

Effective  August 1, 2005,  the  Company  adopted  FAS No.  123R  utilizing  the modified prospective method. FAS No. 123R requires the recognition of stock-based compensation expense in the financial statements. Under the modified prospective method, the provisions of FAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of FAS 123, "Accounting for Stock Based Compensation", shall be recognized in net earnings in the periods after the date of adoption.

Stock based compensation consists primarily of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options generally vest over three years and have a term of ten years. Compensation expense for stock options is recognized over the period for each separately vesting portion of the stock option award.

The fair value for options issued prior to August 1, 2005 was estimated at the date of grant using a Black-Scholes option-pricing model. The risk free rate was derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor was determined based on a study done by an independent securities valuation firm. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the status of the company's options for the three months ended October 31, 2005 is as follows:

                                                                      Aggregate
                                                Weighted  Remaining   Intrinsic
                                    Shares     Avg Price   Life        Value
                                   ---------   ---------  ---------   ---------
Balance at beginning of year       5,197,042    $0.37
Granted                               37,500    $0.21
Cancelled or Expired                (99,718)    $1.06
Exercised                          (200,000)    $0.18

Outstanding at end of period       4,934,824    $0.37        6.8         461,643


 Note 2 - Per share calculations

Basic loss per share is computed as net loss available to common stockholders' divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. As of October 31, 2005 and 2004, 32,156,776 and 19,753,245 options and warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

Note 3 - Note Payable

The Company entered into temporary financing through a $500,000 bridge loan from an investor in order to secure additional working capital. The loan, which is secured by the purchase option the Company has on its Oldsmar facility, accrues interest at 15% per annum. Interest and principal will be paid in full from the proceeds of the sale of the Oldsmar facility at the closing date. In the event the building sale does not take place, the Company has 120 days to replace the current buyer. After that time, the holder of the note has the right to the purchase option on the building as collateral. The Company retains the rights to the net profits on any sale to any new buyer after repayment of the note according to the above terms.


Note 4 - Equity Transactions

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

On August 15, 2005 the holder of the convertible debenture converted the note into 1,718,750 shares of the Company's common stock. In addition, interest on the note from the end of July 2005 until August 15, 2005 was paid to the holder of the note with 5,651 shares of the Company's common stock.

During the three months ended October 31, 2005 the Company issued a total of 625,001 shares of common stock in exchange for services. A total of 200,000 shares of stock were issued to an officer as a result of a modification to his employment contract. A total of $30,000 was charged to expense during this time period, which was approximately equal to the fair market value of the shares at the time of issuance. The Company issued 425,001 shares of common stock to three non-employee directors in exchange for their services. Of this total, 357,144 shares were issued for services to be rendered for fiscal year 2006. These shares are being expensed over the year as they are earned. During the three months ended October 31, 2005 the Company expensed $18,750, or 89,286 shares, which was approximately equal to the fair market value of the shares when earned. In addition, a total of 67,857 shares were issued to these same directors for services rendered during the three months ended October 31, 2005. A total of $14,250 was charged to expense during this time period, which was approximately equal to the fair market value of these shares when earned.

On October 17, 2005 a director exercised options to purchase 200,000 shares of the Company's common stock, with an exercise price of $0.01.

In October 2005, the Company issued 200,000 warrants with a strike price of $0.20 to an investor for providing the Company with bridge loan financing and an additional 250,000 warrants with a strike price of $0.20 were issued to two finders for helping to facilitate the transaction. The Company valued these warrants at $0.02 each, utilizing a warrant valuation provided by an independent investment banker, and recorded a charge of $9,000 for these warrants during the period ended October 31, 2005.

In accordance with the Financial Accounting Standards No. 123R (revised 2004), "Accounting for Stock-Based Compensation", the Company expensed $11,097 during the three months ended October 31, 2005, representing the cost of stock options that would have vested during this period.

Additionally, options to purchase 99,718 shares of common stock were canceled.

Note 5 - Subsequent Event

During the month of November 2005 an officer and director exercised options to purchase 100,000 shares of common stock with an exercise price of $0.01. Also in November, two officers and a consultant exercised options to purchase a total of 370,000 shares of common stock with an exercise price of $0.01.

Additionally in November, this same consultant exercised options to purchase 20,000 shares of common stock with an exercise price of $0.15 and 33,333 options with an exercise price of $0.13.

On November 8, 2005 the Board voted to adjust the strike price from $0.35 to $0.16 on 1,000,000 warrants owned by an investor, who is also a director, in order to match the strike price of other investor's warrants issued under the anti-dilution provisions of their agreements.

On November 8, 2005 the Board of Directors gave approval for the Company to issue 1,000,000 shares of the Company's common stock to the Chairman of the Board to compensate him for his past services and his role as Chairman. In addition, the Board also approved future compensation for the Chairman of the Board to include the same annual retainer of $25,000 to be paid in shares of the Company's common stock as well as the same quarterly stock compensation currently paid to other non-employee directors.

On November 29, 2005 an investor exercised warrants to purchase 300,000 shares of common stock with a strike price of $0.16 per share. The Company received $48,000 from this transaction.

On November 29, 2005 the Company issued 400,000 shares of common stock in the name of its current landlord as part of an agreement to facilitate the sale of the building. The shares will be a part of the building sale transaction and will be delivered to the landlord at the closing date.

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

eAutoclaims controls the vehicle repair process from the reporting of the accident through the satisfactory repair of damage. We bring together and coordinate the activities of the insurance company, its insured, and the various parties involved in evaluating a claim, negotiating the cost of the repair, and performing necessary repair services. We have contracted with approximately 2700 body shops throughout the United States to repair vehicles. These shops, referred to as our "provider network," provide us 10% to 15% discount on the vehicle repair because of the volume of repairs we provide to them. Because we audit every line of every repair estimate and because we share a portion of the volume discount with our customer, we are able to lower the average cost being paid by our customer.

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

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounts for 81% of the revenue for the three-months ended October 31, 2005. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $65 per claim depending upon the level of service required. For the three-months ended October 31, 2005, 19% of the revenue has been received from claims processing fees and other income. Other income consists mostly of the sale of estimating software, fees from service partners (ASP fees) and subrogation income.

eAutoclaims has focused more resources on marketing products whereas eAutoclaims serves in the capacity of an Application Service Provider (ASP). eAutoclaims applications are user-friendly, customizable to meet the client's unique workflow, and are scalable. The applications currently offered under the ASP category include eJusterSuite, AuditPro, the Appraisal Management System, eDataTransfer and several custom applications for automotive collision and auto glass industry repair providers.

eAutoclaims recently released AuditPro, a rules-based estimate auditing application that has been well received by existing clients and prospects, which has allowed eAutoclaims to grow our high margin ASP revenue. Large carriers can use AuditPro as a stand-alone model that can be integrated within their organization without the need for significant initial cost and without materially changing their internal workflow


Critical Accounting Policies

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

The Company maintains an allowance for doubtful accounts for losses that they estimate will arise from the customers' inability to make required payments. Collectability of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At October 31, 2005 the allowance for doubtful accounts was approximately $225,000.

Accounting for income taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $10,001,000 at October 31, 2005. The valuation allowance consists mainly of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company has not reached profitability.

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

At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business. No charge for impairment of these assets was considered to be necessary as of October 31, 2005.

Management's Operating Plan

Management has taken specific actions to mitigate the effects of the events of fiscal 2005, which included the loss of revenue from our first and second largest customers and the longer than expected time taken to implement the national Sales and Marketing efforts associated with the ADP Co-Marketing agreement. Although this delay resulted in the company incurring additional expenses for carrying support personnel, we have recently seen sales efforts net results in new pilots, and more specifically the rollout of Continental Casualty Company (C N A Insurance) that began in late July 2005 and the utilization of our shop network by C N A that began in late October 2005.

Specifically, management is taking the following actions that are expected to positively impact the Company's financial position in fiscal 2006:

o ADP Co-Marketing Agreement - Management continues to focus on the sales development of the ADP Co-Marketing Agreement, which is part of the Company's Special Markets Division. The most material development is the early rollout of a, Continental Casualty Company (C N A Insurance), a top 20 insurance carrier that is described above. Once the national rollout is completed, the Company would expect a meaningful improvement in its operating results, as this new client would become one of the largest clients of eAutoclaims in a very short period.

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

o Raising Additional Capital - The Company has an option to purchase the building it is currently leasing and the associated land for $2,950,000. In September 2005 the Company entered into an agreement to sell its Oldsmar facility, while remaining in the facility under a new favorable long term lease to be signed concurrent with the closing of the sale. The due diligence period has passed successfully and the closing is expected to take place in December 2005 as part of a simultaneous closing process whereby the Company purchases the facility from the current landlord under the purchase option provided for in the Company's current lease agreement and subsequently sells the facility to a third party buyer. The completed transaction is expected to net the Company a significant profit. In anticipation of the completing of the building sale transaction, the Company completed a bridge loan in October 2005 for $500,000. The principal and interest associated with this loan will be paid in full from the proceeds of the building sale at time of closing. The company is currently reviewing additional options in the event the sale closing takes longer than expected.

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

Results of Operations
---------------------
For the three months ended October 31, 2005 compared to the three-months ended October 31, 2004.

Revenue

Total revenue for the three-months ended October 31, 2005 was $3.8 million, which is a 8% decrease from the $4.1 million of revenue for the three-months ended October 31, 2004. Collision repair management revenue decreased 16% to $2.8 million for the three-months ended October 31, 2005 from $3.3 million for the three-months ended October 31, 2004. During the three months ended October 31, 2005 we derived 50% and 10% of our revenue from two customers. The decrease in revenue is partially the result of a reduction by consumers in the usage of network shops. Also included in the collision management revenue is the revenue earned through repairs processed for clients acquired as a result of the ADP Co-Marketing agreement. As previously stated, this revenue is recorded at net, which significantly reduces the amount of gross revenue reported, although the overall gross margin is increased as a result of not having to pay the shops for the work performed. During the three months ended October 31, 2005 we earned over $110,000 in net revenue from clients acquired as a result of the agreement with ADP. This additional revenue resulted in the gross margin percent for collision management to increase from 10% to 13%, not including fees. The Company anticipates meaningful growth in new clients based on these favorable early results of its co-marketing agreement with ADP Claims Services Group. However, because of the competitive nature of our business and the uncertainty of bringing on enough business to offset the loss of business, we may be unable to replace revenues quickly enough to sustain profitability. However, the company's management will cut expenses in the event we are unable to obtain profitability.

Glass repair revenues decreased by approximately $66,000 from approximately $161,000 for the three months ended October 31, 2004 to approximately $95,000 for the three months ended October 31, 2005. This decrease is primarily due to the reduction in claim volume for our existing customers. The Company continues to pursue additional glass customers as the glass repair business complements our core business and allows our customers to use a single source for all their repair needs.

Other revenue increased by approximately $158,000 from approximately $554,000 for the three months ended October 31, 2004 to approximately $712,000 for the three months ended October 31, 2005. This increase is primarily a result of revenue earned from taking first notice loss reports for clients as a result of damages sustained by consumers due to the hurricanes of 2005. A total of $136,000 of additional revenue was earned as a result of this activity for the three months ended October 31, 2005 over the same period in 2004. Revenue earned from the sale of estimatic software increased from approximately $200,000 for the three months ended October 31, 2004 to approximately $218,000 for the three months ended October 31, 2005.

Claims Processing Charges

Claims processing charges include the costs of collision and glass repairs paid to repair shops within our repair shop network. Claims processing charges for the three-months ended October 31, 2005 was approximately $2.7 million. This was 71% of total revenue, compared to approximately $3.2 million, or 78% of total revenue for the three-months ended October 31, 2004. Claims processing charges are primarily the costs of collision repairs paid by the Company to its collision repair shop network. The decrease in claims processing charges as a percentage of total revenue is a result of the change in the product mix with a higher percentage of higher margin products as compared to lower margin products. This also includes the growth in click fees, which are fees charged when a client uses our technology that has little to no associate cost of sale.

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

Selling, General And Administrative (SG&A) Expenses

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone and internet charges, legal and other professional fees, and travel expenses. SG&A expenses for the three-months ended October 31, 2005 totaled $1.5 million compared to $1.3 million for the three-months ended October 31, 2004. The increase in SG&A expenses of approximately $150,000 is primarily due to increases in payroll and benefit related expenses. Payroll and benefit related expenses for the three-months ended October 31, 2005 and 2004 totaled approximately $990,000 and $864,000 respectively, which is approximately a 15% increase. This increase is primarily the result of increases in health care costs, non-cash compensation expenses as provided for in management contracts and of increasing staff in preparation for the significant new business expected to be forthcoming as a result of new clients acquired through the ADP Co-Marketing Agreement.

SG&A expenses also include non-cash charges of approximately $165,000 for the three-month period ended October 31, 2005. These non-cash charges include approximately $89,000 of common stock issued to pay fees to directors, approximately $64,000 of common stock that is to be issued to management according to terms of their contracts and approximately $1,000 of common stock issued for accrued interest associated with the conversion of debt. In addition, a charge of approximately $11,000 was taken as a result of implementing FAS123R (revised 2004), which requires expensing of stock options as they become vested. The non-cash charges for the three-month period ended October 31, 2004 include approximately $50,000 of common stock issued to pay fees to directors, approximately $25,000 of common stock issued in exchange for legal services and approximately $6,000 of common stock issued for accrued interest associated with the conversion of debt.

Also included in the SG&A is interest expense related to capital leases. This interest expense totals approximately $13,000 for the three-months ended October 31, 2005 compared to approximately $10,000 for the three-months ended October 31 2004.

Depreciation

Depreciation of property and equipment of approximately $122,000 was recognized in the three-month period ended October 31, 2005. This is compared to approximately $135,000 for the three-month periods ended October 31, 2004.

Net Income/Loss

Net loss for the three-months ended October 31, 2005 totaled approximately $486,000 compared to a net loss of approximately $545,000 for the three-month period ended October 31, 2004. These amounts include non-cash expenses of approximately $305,000 and $230,000, respectively.

Liquidity and Capital Resources

At October 31, 2005, we had approximately $393,000 in cash. This is an increase of approximately $87,000 from July 31, 2005. We have a working capital deficiency of approximately $3.9 million. The primary source of our working capital during the three-month period ended October 31, 2005, was from cash generated by operations and the $500,000 bridge loan we obtained in advance of the sale of our Oldsmar facility. However, there is no assurance that we will be able to continue to provide cash through operations.

As described in management's operating plan above, we expect to net a significant profit form the sale of our Oldsmar facility. The Company is also reviewing additional financing options in the event the sale of the facility takes longer than expected. We believe that cash generated from operations, the sale of our facility and additional financing will be sufficient to meet our working capital requirements for the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period.

Debt and Contractual Obligations

Our commitments for debt and other contractual arrangements as of October 31, 2005 are summarized as follows:

                                   Years ending October 31,
                      ----------------------------------------------------------
                             2006            2007           2008          Total
                      ----------------------------------------------------------

Property lease             227,000         19,000                       246,000
Equipment lease             93,000         94,000          6,000        193,000
Note payable               500,000                                      500,000
Employee compensation      592,000        829,000                     1,421,000
                      ----------------------------------------------------------
                         1,412,000        942,000          6,000      2,360,000
                      ==========================================================




The Company leases equipment and facilities under non-cancelable capital and operating leases expiring on various dates through 2008. The main operating lease consists of a 5-year lease for 30,000 square feet of a 62,000 square foot facility. The Company has an option to buy the entire facility with the associated land for $2,950,000. In September 2005 the Company entered into an agreement to sell the facility, while remaining in the facility under a new favorable long term lease to be signed concurrent with the closing of the sale. After a due diligence period, the closing is expected to take place within 95 days from the effective date of the agreement and will be part of a simultaneous closing process whereby the Company purchases the facility from the current landlord under the purchase option provided for in the Company's current lease agreement and subsequently sells the facility to a third party buyer.

As of October 31, 2005 the Company owed $500,000 on a bridge loan we obtained in advance of the sale of our Oldsmar facility. The loan bears interest at the rate of 15% per annum and the principal and interest will be paid in full out of the proceeds from the sale of our facility at the time of closing. The holder of the note has the right to the purchase option on the building as collateral in the event the building sale does not take place. The Company retains the rights to the net profits on any sale to any new buyer after repayment of the note according to the above terms.


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

In addition, in May 2005 the Company entered into employment agreements ranging in length from eighteen to twenty-four months with all four of the Company's senior executives that total $72,000 to $125,000 annually. This represents voluntary base pay cuts taken by all of the previously contracted executives. These executives also receive automobile allowances ranging from $400 to $700 per month and will receive 10,000 shares of the Company's common stock each month, not to exceed 200,000 shares each. In October 2005, the contract of one executive was modified increasing his salary to $125,000 per year and requiring the company to issue 200,000 additional shares of registered stock to this executive. If the contracts of all executives are not renewed they receive severance packages of six months of their annual compensation.


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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of October 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended October 31, 2005. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

On August 15, 2005 the holder of the convertible debenture converted the note into 1,718,750 shares of the Company's common stock. In addition, interest on the note from the end of July 2005 until August 15 was paid to the holder of the note with 5,651 shares of the Company's common stock.

During the three months ended October 31, 2005 the Company issued a total of 625,001 shares of common stock in exchange for services. A total of 200,000 shares of stock were issued to an officer as a result of a modification to his employment contract. A total of $30,000 was charged to expense during this time period, which was approximately equal to the fair market value of the shares at the time of issuance. The Company issued 425,001 shares of common stock to three non-employee directors in exchange for their services. Of this total, 357,144 shares were issued for services to be rendered for fiscal year 2006. These shares are being expensed over the year as they are earned. During the three months ended October 31, 2005 the Company expensed $18,750, or 89,286 shares, which was approximately equal to the fair market value of the shares when earned. In addition, a total of 67,857 shares were issued to these same directors for services rendered during the three months ended October 31, 2005. A total of $14,250 was charged to expense during this time period, which was approximately equal to the fair market value of these shares when earned.

On October 17, 2005 a director exercised options to purchase 200,000 shares of the Company's common stock, with an exercise price of $0.01.

In October 2005, the Company issued 200,000 warrants with a strike price of $0.20 to an investor for providing the Company with bridge loan financing and an additional 250,000 warrants with a strike price of $0.20 were issued to two finders for helping to facilitate the transaction. The Company valued these warrants at $0.02 each, utilizing a previous warrant valuation model provided by an independent investment banker, and recorded a charge of $9,000 for these warrants during the period ended October 31, 2005.

In accordance with the Financial Accounting Standards No. 123 (revised 2004), "Accounting for Stock-Based Compensation", the Company expensed $11,097 during the three months ended October 31, 2005, representing the cost of stock options that would have vested during this period.

Additionally, options to purchase 99,718 shares of common stock were canceled.

During the month of November 2005 an officer and director exercised options to purchase 100,000 shares of common stock with an exercise price of $0.01. Also in November, two officers and a consultant exercised options to purchase a total of 370,000 shares of common stock with an exercise price of $0.01.

Additionally in November, this same consultant exercised options to purchase 20,000 shares of common stock with an exercise price of $0.15 and 33,333 options with an exercise price of $0.13.

On November 8, 2005 the Board voted to adjust the strike price from $0.35 to $0.16 on 1,000,000 warrants owned by an investor, who is also a director, in order to match the strike price of other investor's warrants issued under the anti-dilution provisions of their agreements.

On November 8, 2005 the Board of Directors gave approval for the Company to issue 1,000,000 shares of the Company's common stock to the Chairman of the Board to compensate him for his past services and his role as Chairman. In addition, the Board also approved future compensation for the Chairman of the Board to include the same annual retainer of $25,000 to be paid in shares of the Company's common stock as well as the same quarterly stock compensation currently paid to other non-employee directors.

On November 29, 2005 an investor exercised warrants to purchase 300,000 shares of common stock with a strike price of $0.16 per share. The Company received $48,000 from this transaction.

On November 29, 2005 the Company issued 400,000 shares of common stock in the name of its current landlord as part of an agreement to facilitate the sale of the building. The shares will be a part of the building sale transaction and will be delivered to the landlord at the closing date.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


ITEM 5. OTHER INFORMATION

         None

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)               Exhibits

 Exhibit No.       Description

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

   32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

   32.2    Certification of Chief Financial Officer pursuant to
           18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of The Sarbanes-Oxley Act of 2002.

 (b)      Reports on Form 8-K

 Item 1.01/2.03/7.01 - Announced close on bridge loan financing
 Item 7.01/8.01- Appointment of Chief Operating Officer/Executive Vice President



 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



 Date:        12/14/05         By:  /s/ Eric Seidel
         ---------------     ---------------------------------------------
                              Eric Seidel, President and Chief Executive Officer


 Date:        12/14/05         By:  /s/ Larry Colton
         ---------------     ---------------------------------------------
                              Larry Colton, Chief Financial Officer

EXHIBIT 31.1
                                 CERTIFICATIONS

I, Eric Seidel, certify that:

1.    I have reviewed this quarterly report on Form 10Q of eAutoclaims, Inc.
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:   12/14/05                        /s/ Eric Seidel
-----------------------              -----------------------------------
                                        President and C.E.O.

EXHIBIT 31.2
                                 CERTIFICATIONS

I, Larry Colton certify that:
1.    I have reviewed this quarterly report on Form 10Q of eAutoclaims, Inc.
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:   12/14/05                            /s/ Larry Colton
     ----------------------------         -----------------------------------
                                           Chief Financial Officer

EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of eAutoclaims, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2005 as filed with the Securities and Exchange Commission on December 14, 2005 (the "Report"), I, Eric Seidel, the President and CEO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims, Inc.

   /s/ Eric Seidel
--------------------------
Print Name:  Eric Seidel
Title: President & CEO
December 14, 2005


EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of eAutoclaims, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2005 as filed with the Securities and Exchange Commission on December 14, 2005 (the "Report"), I, Larry Colton, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eAutoclaims, Inc.

   /s/ Larry Colton

Print Name:  Larry Colton
Title:  Chief Financial Officer
December 14, 2005