Form 10-Q
period 2006-01-31
EAUTOCLAIMS, INC
filed 2006-03-17
CIK 1034694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED JANUARY 31, 2006

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

                                 [X] Yes [ ] No

         Indicate by check mark whether the registrant is a large accelerated filer, or non-accellerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer[ ]     Accelerated filer[ ]     Non-accelerated filer[X]

         Indicate by check mark whether the registrant is a shell company (as defined in Ruls 12b-2 of the Exchange Act.)

                                 [ ] Yes [X] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, $.001 Par Value, as of February 28, 2006 was 67,687,421.

                                EAUTOCLAIMS, INC.


                               INDEX TO FORM 10-Q
            -------------------------------------------------------

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements                                              2

         Balance Sheets                                                    3
         Statements of Operations                                          4
         Statement of Stockholders' Deficiency                             5
         Statements of Cash Flows                                          6
         Notes to Financial Statements                                     7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       21

Item 4.  Controls and Procedures                                          21



                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                23

Item 2.  Changes in Securities and Use of Proceeds                        23

Item 3.  Defaults Upon Senior Securities                                  25

Item 4.  Submission of Matters to a Vote of Security Holders              25

Item 5.  Other Information                                                25

Item 6.  Exhibits and Reports on Form 8-K                                 26

Signatures                                                                26

Certifications

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

                                          EAUTOCLAIMS, INC.

                                           BALANCE SHEETS

                                                                                January 31, 2006   July 31, 2005
                                                                                ----------------   -------------
                                                                                  (unaudited)
ASSETS

Current Assets:
  Cash                                                                            $    546,431      $    306,280
  Accounts receivable, less allowance for doubtful accounts
    of $193,000 and $208,000 respectively                                              782,368           742,237
  Due from related parties                                                                  --             6,231
  Prepaid expenses and other current assets                                            131,802            88,290
                                                                                  ------------      ------------
         TOTAL CURRENT ASSETS                                                        1,460,601         1,143,038

Property and Equipment, net of accumulated depreciation                                782,543           857,440

Goodwill                                                                             1,093,843         1,093,843

Other Assets                                                                            85,800            25,800

Deferred Income Tax Asset, net of valuation
   allowance of $9,996,000 and $9,841,000 respectively                                      --                --
                                                                                  ------------      ------------
         TOTAL ASSETS                                                             $  3,422,787      $  3,120,121
                                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable, advanced payments and accrued expenses                       $  4,794,446      $  4,701,483
   Current portion of capital lease obligation                                          93,312            86,642
   Convertible debenture                                                                                 275,000
                                                                                  ------------      ------------
         TOTAL CURRENT LIABILITIES                                                   4,887,758         5,063,125


Capital Lease Obligation, net of current portion                                        75,104           108,979
                                                                                  ------------      ------------
         TOTAL LIABILITIES                                                           4,962,862         5,172,104

Stockholders' Deficiency:

  Convertible preferred stock - $.001 par value; authorized 5,000,000 shares,
   No shares outstanding
  Common stock - $.001 par value; authorized 150,000,000 shares, issued
   and outstanding 67,654,921 shares and 59,488,026 shares respectively                 67,655            59,488
  Additional paid-in capital                                                        26,552,288        25,081,358
  Accumulated deficit                                                              (28,160,018)      (27,192,829)
                                                                                  ------------      ------------
         STOCKHOLDERS' DEFICIENCY                                                   (1,540,075)       (2,051,983)
                                                                                  ------------      ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $  3,422,787      $  3,120,121
                                                                                  ============      ============

                                                  EAUTOCLAIMS, INC.

                                              STATEMENTS OF OPERATIONS

                                                         THREE-MONTH       THREE-MONTH        SIX-MONTH         SIX-MONTH
                                                         PERIOD ENDED      PERIOD ENDED      PERIOD ENDED      PERIOD ENDED
                                                          JANUARY 31,      JANUARY 31,        JANUARY 31,       JANUARY 31,
                                                            2006               2005              2006              2005
                                                         ------------      ------------      ------------      ------------
                                                          (UNAUDITED)      (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Revenue:
  Collision repairs management                           $  2,622,441      $  2,699,251      $  5,376,095      $  5,968,858
  Glass repairs                                                61,337           107,340           156,048           268,428
  Fleet repairs management                                    226,436           191,861           468,615           326,611
  Fees and other revenue                                      723,842           527,117         1,435,344         1,081,471
  Gain on sale of building                                    756,943                             756,943
                                                         ------------      ------------      ------------      ------------
TOTAL REVENUE                                               4,390,999         3,525,569         8,193,045         7,645,368
                                                         ------------      ------------      ------------      ------------

Expenses:
  Claims processing charges                                 2,458,586         2,674,492         5,145,935         5,874,979
  Selling, general and administrative                       1,814,826         1,326,602         3,293,319         2,656,874
  Depreciation and amortization                               113,867           133,104           236,151           267,687
                                                         ------------      ------------      ------------      ------------
TOTAL EXPENSES                                              4,387,279         4,134,198         8,675,405         8,799,540
                                                         ------------      ------------      ------------      ------------
NET INCOME (LOSS)                                        $      3,720      $   (608,629)     $   (482,360)     $ (1,154,172)
                                                         ============      ============      ============      ============

ADJUSTMENT TO NET INCOME (LOSS) TO COMPUTE
    INCOME (LOSS) PER COMMON SHARE:
  PREFERRED STOCK DIVIDENDS                                                     (19,273)               --           (35,401)
  DIVIDEND TO UNIT HOLDERS                                                     (554,051)         (475,829)         (554,051)
                                                         ------------      ------------      ------------      ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK             $      3,720      $ (1,181,953)     $   (958,189)     $ (1,743,624)
INCOME (LOSS) PER COMMON SHARE
    BASIC                                                $         --      $      (0.03)     $      (0.01)     $      (0.05)
    DILUTED                                              $         --      $      (0.03)     $      (0.01)     $      (0.05)
                                                         ============      ============      ============      ============

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    BASIC                                                  65,794,075        37,681,925        64,576,450        36,521,733
    DILUTED                                                75,292,746        37,681,925        64,576,450        36,521,733
                                                         ============      ============      ============      ============

                                               EAUTOCLAIMS, INC.

                                     STATEMENT OF STOCKHOLDERS' DEFICIENCY


SIX MONTH PERIOD ENDED JANUARY 31, 2006                  COMMON STOCK           ADDITIONAL
           (UNAUDITED)                             -------------------------      PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                                     SHARES         AMOUNT        CAPITAL       DEFICIT       DEFICIENCY
                                                   ----------    -----------    -----------   -----------    -------------
BALANCE AT JULY 31, 2005                           59,488,026         59,488     25,081,358   (27,192,829)    (2,051,983)

Issuance of common stock upon exercise
  of options                                          733,437            733         14,241                       14,974

Issuance of common stock for interest                   5,651              6            898                          904

Issuance of common stock for employee services      1,774,768          1,775        344,626                      346,401

Dividends issued to unit holders in the
  form of warrants and shares                       2,162,860          2,163        473,666      (475,829)             0

Issuance of common stock upon exercise
  of warrants                                       1,371,429          1,371        218,058             0        219,429

Conversion of convertible note to equity            1,718,750          1,719        273,281             0        275,000

Issuance of warrants in conjunction with
  note payable                                                                        9,000        (9,000)             0

Issuance of common stock in conjunction with
  building transaction                                400,000            400        115,600                      116,000

Vesting of options granted to employees                                              21,560                       21,560

Net Loss                                                                                         (482,360)      (482,360)
                                                  -----------    -----------    -----------   -----------    -----------

BALANCE AT JANUARY 31, 2006                        67,654,921         67,655     26,552,288   (28,160,018)    (1,540,075)
                                                  ===========    ===========    ===========   ===========    ===========

                                       EAUTOCLAIMS, INC.

                                   STATEMENTS OF CASH FLOWS

                                                                             SIX-MONTH         SIX-MONTH
                                                                            PERIOD ENDED      PERIOD ENDED
                                                                             JANUARY 31,       JANUARY 31,
                                                                                2006             2005
                                                                            ------------      ------------
                                                                            (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
  Net loss                                                                  $  (482,360)      $(1,154,172)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
    Depreciation and amortization                                               236,151           267,687
    Gain on sale of building                                                   (756,943)
    Common stock issued for services                                            346,401           119,879
    Common stock issued for interest                                                904            12,603
    Bad debts                                                                   (15,000)           40,000
    Vesting of options granted to employees                                      21,560
    Changes in operating assets and liabilities
      Accounts receivable                                                       (25,131)           66,367
      Prepaid expenses and other current assets                                 (50,203)          (37,900)
      Accounts payable and accrued expenses                                      92,964           187,317
                                                                            -----------       -----------
Net cash used in operating activities                                          (631,657)         (498,219)
                                                                            -----------       -----------

Cash flows from investing activity:
  Purchases of property and equipment                                          (141,687)         (116,825)
  Proceeds from sale of building                                                819,634
  Payments from related parties                                                   6,231            18,000
  Principal payments on stockholder loans                                                         (36,866)
                                                                            -----------       -----------
Net cash provided by (used in) investing activities                             684,178          (135,691)

Cash flows from financing activities:
  Proceeds from exercise of warrants                                            219,429
  Proceeds from exercise of options                                              14,974
  Proceeds from sale of common stock                                                              743,397
  Principal payments on capital lease                                           (46,773)          (21,800)
  Proceeds from note payable                                                                      100,000
  Payments on redemption of preferred stock                                                       (56,923)

                                                                            -----------       -----------
Net cash provided by financing activities                                       187,630           764,674


                                                                            -----------       -----------
Net increase in cash                                                            240,151           130,764

Cash at beginning of period                                                     306,280           415,549
                                                                            -----------       -----------

Cash  at end of period                                                      $   546,431       $   546,313
                                                                            ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                                  $    31,031       $    21,115
                                                                            ===========       ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of debentures to common stock                                  $   275,000            25,000
                                                                            ===========       ===========
  Issuance of common stock for preferred stock dividends                                      $    70,806
                                                                                              ===========
  Accrued dividends on preferred stock                                                        $    31,401
                                                                                              ===========
  Gross proceeds from sale of equity                                                              876,000
   Less costs paid to raise equity                                                               (132,603)
                                                                            -----------       -----------
  Net proceeds from sale of equity                                          $        --       $   743,397
                                                                            ===========       ===========
  Warrant liability                                                                                27,375
                                                                                              ===========
  Shares and warrants issued  to unit holders                               $   475,829           554,051
                                                                            ===========       ===========
  Equipment acquired by capital lease                                       $    19,567
                                                                            ===========
  Fair value of warrants issued in conjunction with bridge loan             $     9,000
                                                                            ===========

                                EAUTOCLAIMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
       -----------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims, Inc. as of January 31, 2006 and its results of operations and cash flows for the three and six-month periods ended January 31 2006 and 2005. Results of operations for the three and six-month periods ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006.

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

As shown in the financial statements, the Company has suffered recurring losses from operations, has a stockholders' deficiency and a working capital deficiency. The Company has been able to raise additional funds from debt and equity offerings and management believes it can continue to do so in the future. During the year ending July 31, 2006 the Company expects to realize increased revenue from agreements signed in prior years. In addition, the Company has secured a noncancellable line of equity from a shareholder in the amount of $2,000,000.

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

The implementation of FAS No. 123R had the following effect on the statement of operations for six-month period ended January 31, 2006.

                                                                2006
                                                             ---------
Net loss before stock option expense                         $(460,800)

Deduct stock option expense                                    (21,560)
                                                             ---------

Net loss as reported                                         $(482,360)
                                                             =========

------------------------------------------

The implementation of FASB 123R is not expected to have an impact on the basic or diluted earnings per share reported on the statement of operations.

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

Six-month period ended January 31,                              2005
                                                            -----------

Net loss as reported                                        $(1,154,172)

Deduct total stock based employee
   compensation expense determined under
   fair value based methods for all awards                      (33,465)
                                                            -----------
Pro forma net loss                                          $(1,187,637)
                                                            ===========

Basic and diluted net loss per share as reported            $      (.05)
Pro forma and diluted basic loss per share                  $      (.03)

Effective August 1, 2005, the Company adopted FAS No. 123R utilizing the modified prospective method. Under the modified prospective method, the provisions of FAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, measured under the original provisions of FAS 123, "Accounting for Stock Based Compensation", shall be recognized in net earnings in the periods after the date of adoption.

Stock based compensation consists primarily of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options generally vest over three years and have a term of ten years. Compensation expense for stock options is recognized over the vesting period for each separately vesting portion of the stock option award.

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

------------------------------------------


A summary of the status of the company's options for the six months ended January 31, 2006 is as follows:

                                                       January 31, 2006
                                     -----------------------------------------------------
                                                                                 Aggregate
                                                    Weighted      Remaining      Intrinsic
                                      Shares        Avg Price       Life           Value
                                     ---------      ---------     ---------      ---------
   Balance at beginning of year      5,197,042        $0.37
   Granted                             102,500        $0.25
   Cancelled or Expired               (436,151)       $1.17
   Exercised                          (733,437)       $0.20

   Outstanding at end of period      4,129,954        $0.38         2.23         568,419


NOTE 2 - PER SHARE CALCULATIONS
-------------------------------

Basic loss per share is computed as net loss available to common stockholders' divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. As of January 31, 2006 and 2005, 29,980,455 and 26,493,938 options and warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

NOTE 3 - PURCHASE AND SALE OF BUILDING
--------------------------------------

On December 9, 2005 the Company completed a transaction in which it purchased its Oldsmar facility under a purchase agreement completed with the then current landlord, and immediately sold the facility to a third party. As part of the agreement to purchase the facility, the Company issued the then current landlord 400,000 shares of the Company's common stock. The net result of the purchase and sale transaction, after deducting applicable expenses, was a gain to the Company of $756,943. As part of the agreement to sell the facility, the Company signed a new 7 year lease with the new owner, which runs through December, 2012.

NOTE 4 - NOTE PAYABLE
---------------------

The Company entered into temporary financing through a $500,000 bridge loan from an investor on October 26, 2005 in order to secure additional working capital. The loan was repaid in full, along with $9,792 of interest, from the proceeds of the sale of the Oldsmar facility which occurred in December, 2005.

NOTE 5 - EQUITY TRANSACTIONS
----------------------------

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

During the six-months ended January 31, 2006 two investors exercised warrants to purchase 1,371,429 shares of common stock with a strike price of $0.16 per share. The Company received $219,429 from these transactions.

On August 15, 2005 the holder of the convertible debenture converted the note into 1,718,750 shares of the Company's common stock. In addition, interest on the note from the end of July 2005 until August 15, 2005 was paid to the holder of the note with 5,651 shares of the Company's common stock.

During the six months ended January 31, 2006 the Company issued a total of 1,774,768 shares of common stock in exchange for services. A total of 200,000 shares of stock were issued to an officer as a result of a modification to his employment contract. A total of $30,000 was charged to expense during this time period, which was approximately equal to the fair market value of the shares at the time of issuance. On November 8, 2005 the Board of Directors gave approval for, and the Company subsequently issued, 1,000,000 shares of the Company's common stock to the Chairman of the Board to compensate him for his past services and his role as Chairman. The Company expensed a total of $190,000 for these shares, which was equal to the fair market value of the shares at the grant date. In addition, the Board also approved future compensation for the Chairman of the Board to include the same annual retainer of $25,000 to be paid in shares of the Company's common stock as well as the same quarterly stock compensation currently paid to non-employee directors. The Company issued 574,768 shares of common stock to three non-employee directors and the Chairman of the Board in exchange for their services. Of this total, 443,576 shares were issued for services to be rendered for fiscal year 2006. These shares are being expensed over the year as they are earned. During the six months ended January 31, 2006 the Company expensed $40,093, or 190,919 shares, which was approximately equal to the fair market value of the shares when earned. In addition, a total of 131,192 shares were issued to these same directors and the Chairman of the Board for services rendered during the six months ended January 31, 2006. A total of $33,250 was charged to expense during this time period, which was approximately equal to the fair market value of these shares when earned.

On November 8, 2005 the Board voted to adjust the strike price from $0.35 to $0.16 on 1,000,000 warrants owned by an investor, who is also a director, in order to match the strike price of other investor's warrants issued under the anti-dilution provisions of their agreements.

On November 29, 2005 the Company issued 400,000 shares of common stock in the name of its landlord at that time as part of an agreement to facilitate the sale of the building (See Note 3: Purchase and Sale of Building). These shares were part of the building sale transaction and were delivered to the landlord at the December 9, 2005 closing.

During the six months ended January 31, 2006 options to purchase a total of 733,437 shares of the Company's common stock were exercised. Of this total, 200,000 options were exercised by a director, 100,000 by an officer and director, 250,000 by two officers combined, 120,000 by a consultant and 4,104 by an employee all with a strike price of $0.01. In addition, a consultant and two employees exercised a total of 59,333 options to purchase shares of the Company's common stock with exercise prices ranging from $0.13 to $0.15 per share.

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

NOTE 6 - SUBSEQUENT EVENT
-------------------------

On February 28, 2006 an investor exercised 32,500 warrants to purchase the Company's stock with an exercise price of $0.16 per share. The Company received $5,200 from this transaction.

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

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounted for 81% and 80% of the revenue for the six and three-months ended January 31, 2006. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $65 per claim depending upon the level of service required. For the six and three-months ended January 31, 2006, 19% and 20%, respectively, of the revenue has been received from claims processing fees and other income. Other income consists mostly of the sale of estimating software, fees from service partners (ASP fees) and subrogation income.

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

The Company maintains an allowance for doubtful accounts for losses that they estimate will arise from the customers' inability to make required payments. Collectability of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At January 31, 2006 the allowance for doubtful accounts was approximately $193,000.

ACCOUNTING FOR INCOME TAXES
---------------------------

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $9,996,000 at January 31, 2006. The deferred tax asset consists mainly of net operating losses previously not realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company has not reached profitability.

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

MANAGEMENT'S OPERATING PLAN
---------------------------

Management has taken specific actions to mitigate the effects of the events of fiscal 2005, which included the loss of revenue from our first and second largest customers and the longer than expected time taken to implement the national Sales and Marketing efforts associated with the ADP Co-Marketing agreement. Although this delay resulted in the company incurring additional expenses for carrying support personnel, we have begun to feel the effects of new sales and are realizing the expected return on investment in the way of new long-term sales contracts and new pilot agreements, and more specifically the rollout of Continental Casualty Company (C N A Insurance) that began in late July 2005 and the utilization of our shop network by C N A that began in late October 2005. We have also entered into a new long-term contract with Safe Auto Insurance, a large Insurance client based in Ohio who has been rolling out their business on our shop network.

Specifically, management is taking the following actions that are expected to positively impact the Company's financial position in fiscal 2006:

         o ADP Co-Marketing Agreement - Management continues to focus on the sales development of the ADP Co-Marketing Agreement, which is part of the Company's Special Markets Division. The most material development is the rollout of Continental Casualty Company (C N A Insurance), a top 20 insurance carrier that is described above and the rollout of Safe Auto Insurance. Once both rollouts are completed, the Company expects meaningful improvement in its operating results. As these new clients mature they will become eAutoclaims largest clients.

                  The Company was also notified in September 2005 that it had been selected by a second top 20 insurance client through the ADP Co-marketing agreement. Although the process is still in the early stages, the

                  Company expects rollout to be completed in fiscal 2006 and meaningful revenues to be produced by the completion of the fourth quarter of fiscal 2006.

                  Since August 2004 the ADP agreement has produced twenty signed pilot agreements with insurance Companies or third party administrators, and has produced seven annual agreements after the pilot periods were completed. In addition, other than the two top 20 insurance clients listed above, there are other accounts in the sales cycle that are expected to mature into new accounts. While there are no guarantees that these pilot agreements will mature into annual or multi-year contracts, maturing these accounts past the pilot stage would produce significant claims volume. The Company would share the associated revenues with ADP Claims Services Group.

         o Rolling out Higher Margin Product Lines - Management continues to make progress in building our operating margins by focusing on higher margin products. The results have been an increase in gross margin to 31% for the first six months of fiscal 2006 as compared to 23% from the same reporting period last year. While future reports on margin will be influenced by the revenue recognition related to the ADP Co-Marketing Agreement, this quarter still reflects the greatest impact coming from new high margin sales. Management is leveraging internally developed ASP/technologies that will allow other companies in related industries to significantly reduce labor costs and improve operating efficiencies, as is the case with the Company's recently announced new product "Audit Pro", a programmatic electronic estimate auditing tool. Many of these technologies have already been implemented in the Company's operating processes and have shown themselves to be of significant value. By modifying the interface to these technologies, the Company can produce significant click fee revenue without adding significant operating costs. The target market for these technologies will include a wide range of organizations, including the largest (tier 1) insurance companies. The Company's management believes this additional product line will result in a greater growth in high volume, high margin revenues that will have a meaningful impact to the Company's bottom-line. While there are no guarantees these transactions or that the new business will mature, management believes this will be a growth market for the Company in the future.

         o Direct Sales Channel - While the Company has focused much of its efforts on the building of clients through the ADP Co-Marketing agreement for our Collision Management product, the company continues to market its services to the insurance industry through its direct sales channel. The company continues to make sales progress in this area. One specific new client is a meaningful size carrier who entered into an annual contract and is testing our product in a district office, utilizing our network of shops and traditional eJusterSuite product. While this test is in early stages and there are no guarantees the client will expand the program, the early test results have been very positive. Should this test continue to yield such results, the client would likely roll the program out to all of its district offices over the course of the calendar year 2006. The potential sales volume and the full revenues of our direct sales channel model would make this account's contribution to profit the most material of all current clients under contract, inclusive of our clients from the ADP Co-Marketing agreement.

         o Raising Additional Capital - In December, 2005 the Company completed a transaction where it purchased the building it was leasing and immediately sold the facility to a third party. This transaction resulted in the Company netting over $800,000 in cash. The Company has additional avenues available to raise capital, one of which is the exercising of currently outstanding warrants. We believe that a substantial number of the outstanding warrants will be exercised in the next 90 days, resulting in a significant influx of capital.

                  Based on the early results of the ADP Co-Marketing agreement and the expansion of the Company's ASP/Technology sales, we are required to build current staff levels to manage the growth in business. The growth in staff will negatively affect our operating results until the business matures, however we are currently experiencing the anticipated growth. We will need to mature the new accounts to their full potential, which is expected to occur by the end of the fiscal year. However, there are no guarantees this new expected business will materialize; therefore the Company has developed a contingency plan in the event these events do not occur. If necessary, the Company would reduce staff positions currently being carried for the expected new business from the ADP Co-Marketing agreement. In addition, our management team would also take a second round of salary reductions ranging from 5% to 15%. The senior management team would once again take the highest percentage reductions.

RESULTS OF OPERATIONS
---------------------

For the six and three-months ended January 31, 2006 compared to the six and three-months ended January 31, 2005.

Revenue

Total revenue, excluding gain on the sale of the building of $756,943, for the six-months ended January, 31, 2006 was $7.4 million, which is a 3% decrease from the $7.6 million of revenue for the six-months ended January 31, 2005. For the three months ended January 31, 2006 total revenue, excluding gain on the sale of the building of $756,943, was $3.6 million, which is a 3% increase over the $3.5 million for the three months ended January 31, 2005. During the six and three-months ended January 31, 2006 we derived 51% of our revenue from one customer. The contract with this customer will expire in April, 2006. The business associated with this client has been sold by the client to a third party. We have been working with the new owner regarding an extension of the old contract or a new contract. While we do not anticipate any short term loss of business from this client and expect the Company will receive an extension on the servicing contract, we cannot guarantee that we will be able to secure a long term contract with the new client, or that any new contract will be on more favorable terms.

Collision repair management revenue decreased 10% to $5.4 million for the six-months ended January 31, 2006 from $6.0 million for the six-months ended January 31, 2005. For the three-months ended January 31, 2006, collision management revenue was $2.6 million, which is a 3% decrease from the $2.7 million for the three-months ended January 31, 2005. The decrease in revenue is partially the result of a reduction by consumers in the usage of network shops. Also included in the collision management revenue is the revenue earned through repairs processed for clients acquired as a result of the ADP Co-Marketing agreement. As previously stated, this revenue is recorded at net, which significantly reduces the amount of gross revenue reported, although the overall gross margin is increased as a result of not having to pay the shops for the work performed. During the six and three-months ended January 31, 2006 we earned over $248,000 and $148,000, respectively, in net revenue from clients acquired as a result of the agreement with ADP. This additional revenue, which increased 59% in the quarter ended January 31, 2006 over the quarter ended October 31, 2005, resulted in the gross margin percent for collision management to increase from 10% to 14% for the-six months ended January 31, 2006, not including fees. The Company anticipates continued meaningful growth in new clients as a result of its co-marketing agreement with ADP Claims Services Group. However, because of the competitive nature of our business and the uncertainty of bringing on enough business to offset the loss of business, we may be unable to increase revenues quickly enough to return to profitability. However, the company's management will cut expenses in the event we are unable to obtain profitability.

Glass repair revenues decreased by approximately $112,000 from approximately $268,000 for the six months ended January 31, 2005 to approximately $156,000 for the six months ended January 31, 2006. For the three months ended January 31, 2006 glass revenues were $61,000 compared to $107,000 for the three months ended January 31, 2005. This decrease is primarily due to the reduction in claim volume for our existing customers. The Company continues to pursue additional glass customers as the glass repair business complements our core business and allows our customers to use a single source for all their repair needs.

Fees and other revenue increased by approximately $354,000 from approximately $1,081,000 for the six months ended January 31, 2005 to approximately $1,435,000 for the six months ended January 31, 2006. For the three months ended January 31, 2006 fees and other revenue increased approximately $197,000 to approximately $724,000 from approximately $527,000 for the three months ended January 31, 2005. This increase is primarily a result of additional revenue earned from current clients by taking increased numbers of first notice loss reports as a result of damages sustained by consumers due to the hurricanes of 2005. Total first notice of loss revenue was $292,000 higher for the six-months ended January 31, 2006 over the six-months ended January 31, 2005. We also experienced a 20% growth in our click fee revenue for the six months ended January 31, 2006 compared to the six months ended January 31, 2005. This growth was primarily from our regular click fee assignments, however we also had increases in our Audit Pro revenue as well as revenue from assignments to our network of independent appraisers. Revenue earned from the sale of estimatic software increased from approximately $347,000 for the six-months ended January 31, 2005 to approximately $380,000 for the six-months ended January 31, 2006.

Claims Processing Charges

Claims processing charges include the costs of collision and glass repairs paid to repair shops within our repair shop network. Claims processing charges for the six-months ended January 31, 2006 were approximately $5.1 million, or 69% of total revenue, compared to approximately $5.9 million, or 77% of total revenue for the six-months ended January 31, 2005. For the three months ended January 31, 2006, claims processing charges were approximately $2.5 million, or 68% of total revenue compared to approximately $2.7 million, or 76% of total revenue for the three-months ended January 31, 2005. Claims processing charges are primarily the costs of collision repairs paid by the Company to its collision repair shop network. The decrease in claims processing charges as a percentage of total revenue is a result of the change in the product mix with a higher percentage of higher margin products as compared to lower margin products. This also includes the growth in click fees, which are fees charged when a client uses our technology that has little to no associated cost of sale.

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

Selling, General and Administrative (SG&A) Expenses

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone and internet charges, legal and other professional fees, and travel expenses. SG&A expenses for the six and three-months ended January 31, 2006 were $3.3 million and $1.8 million, respectively. This is compared to approximately $2.7 million and $1.3 million for the six and three-months ended January 31, 2005. Payroll and benefit related expenses for the six and three-months ended January 31, 2006 totaled approximately $2.1 million and $1.1 million respectively. This is compared to $1.7 million and $.9 million for the six and three months ended January 31, 2005. The increase is primarily the result of increases in health care costs, non-cash compensation expenses as provided for in management contracts and of increasing staff in preparation for the significant new business expected to be forthcoming as a result of new clients acquired through the ADP Co-Marketing Agreement. In response to the increasing costs of health care and insurance, the Company signed a PEO contract, effective in February 2006, with ADP TotalSource. The Company anticipates significant savings, primarily in health care costs, will be realized as a result of the reduced costs for these services according to the terms of the contract.

SG&A expenses also include non-cash charges of approximately $572,000 and $406,000 for the six and three-month period ended January 31, 2006. These non-cash charges include approximately $317,000 and $228,000, respectively, of common stock issued to pay fees to directors, approximately $115,000 and $52,000, respectively, for common stock that is to be issued to management according to terms of their contracts and approximately $1,000 of common stock issued for accrued interest associated with the conversion of debt. In addition, charges of approximately $22,000 and $10,000, respectively, were taken as a result of implementing FAS123R (revised 2004), which requires expensing of stock options as they become vested. The non-cash charges of approximately $133,000 and $53,000 for the six and three-months ended January 31, 2005 include approximately $120,000 and $46,000, respectively, of common stock issued to pay fees to directors and approximately $13,000 and $7,000, respectively, of common stock issued to pay interest associated with the conversion of debt.

Also included in the SG&A is interest expense related to capital leases and notes payable. For the six and three months ended January 31, 2006, this interest expense totals approximately $31,000 and $13,000 respectively. This compares to interest expense of approximately $21,000 and $10,000, respectively for the six and three months ended January 31, 2005. Included in the interest expense for 2006 is approximately $9,800 for interest on the note for a bridge loan which the Company re-paid in full in December, 2005.

Purchase and Sale of Building

In December 2005 the Company completed a transaction where it purchased the facility it had been renting and immediately sold the facility to a third party buyer. As a result of this transaction, the Company realized a gain of approximately $756,000. The Company signed a new 7 year lease with the new owner, in conjunction with the transaction, which will result in additional rent expense of approximately $3,000 per month. The monthly rent for 2006 is $21,694.

Depreciation

Depreciation of property and equipment of approximately $236,000 and $114,000 was recognized in the six and three-months ended January 31, 2006. This is compared to approximately $267,000 and $133,000 for the six and three-months ended January 31, 2006.

Net Income/Loss

Net loss for the six-months ended January 31, 2006 totaled approximately $482,000 compared to a net loss of approximately $1,154,000 for the six-months ended January 31, 2005. Net income for the three months ended January 31, 2006 was approximately $4,000, which includes a gain on the sale of the Oldsmar facility of approximately $756,000. This is compared to a net loss of approximately $608,000 for the three months ended January 31, 2005. Included in these numbers are non-cash expenses of approximately $808,000 and $520,000, including depreciation charges, for the six and three months ended January 31, 2006 compared to $400,000 and $186,000 for the six and three months ended January 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At January 31, 2006, we had approximately $546,000 in cash. This is an increase of approximately $240,000 from July 31, 2005. We have a working capital deficiency of approximately $3.4 million compared to a deficiency of approximately $3.6 million as of January 31, 2005. The primary source of our working capital during the six-months ended January 31, 2006 was from cash generated by operations and the sale of our Oldsmar facility, from which we netted over $800,000. The Company has additional avenues available to raise capital, one of which is the exercising of currently outstanding warrants. We believe that a substantial number of the outstanding warrants will be exercised in the next 90 days, resulting in a significant influx of capital. However, there is no assurance that we will be able to continue to provide cash through other financing sources.

We believe that cash generated from operations and proceeds from the sale of our securities will be sufficient to meet our working capital requirements for the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period or that we will be able to generate capital from the sale of our securities.

DEBT AND CONTRACTUAL OBLIGATIONS
--------------------------------

Our commitments for debt and other contractual arrangements as of January 31, 2006 are summarized as follows:


                                                        Years ending January 31,
                           ------------------------------------------------------------------------------------
                              2007        2008       2009       2010      2011     Thereafter       Total
                           ------------------------------------------------------------------------------------

Property lease                261,000      269,000   276,000    285,000   294,000      587,000       1,972,000
Equipment lease                93,000       71,000     4,000                                           168,000
Employee compensation         615,000      670,000                                                   1,285,000
                           ------------------------------------------------------------------------------------
                              969,000    1,010,000   280,000    285,000   294,000      587,000       3,425,000
                           ====================================================================================

The Company leases equipment and facilities under non-cancelable capital and operating leases expiring on various dates through 2012. The main operating lease consists of a 7-year lease for 30,000 square feet of a 62,000 square foot facility. This lease, which was signed as part of the agreement to sell the facility, runs through December, 2012. The lease agreement stipulates that the

Company's rent will increase at the rate of 3% per year through the end of the agreement.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of January 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

The Company's management, including the principal executive officer and principal financial officer, does not expect that the Company's disclosure controls and procedures will prevent all error and fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended January 31, 2006. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

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

During the six-months ended January 31, 2006 two investors exercised warrants to purchase 1,371,429 shares of common stock with a strike price of $0.16 per share. The Company received $219,429 from these transactions.

On August 15, 2005 the holder of the convertible debenture converted the note into 1,718,750 shares of the Company's common stock. In addition, interest on the note from the end of July 2005 until August 15, 2005 was paid to the holder of the note with 5,651 shares of the Company's common stock.

During the six months ended January 31, 2006 the Company issued a total of 1,774,768 shares of common stock in exchange for services. A total of 200,000 shares of stock were issued to an officer as a result of a modification to his employment contract. A total of $30,000 was charged to expense during this time period, which was approximately equal to the fair market value of the shares at the time of issuance. On November 8, 2005 the Board of Directors gave approval for, and the Company subsequently issued, 1,000,000 shares of the Company's common stock to the Chairman of the Board to compensate him for his past services and his role as Chairman. The Company expensed a total of $190,000 for these shares, which was equal to the fair market value of the shares at the grant date. In addition, the Board also approved future compensation for the Chairman of the Board to include the same annual retainer of $25,000 to be paid in shares of the Company's common stock as well as the same quarterly stock compensation currently paid to non-employee directors. The Company issued 574,768 shares of common stock to three non-employee directors and the Chairman of the Board in exchange for their services. Of this total, 443,576 shares were issued for services to be rendered for fiscal year 2006. These shares are being expensed over the year as they are earned. During the six months ended January 31, 2006 the Company expensed $40,093, or 190,919 shares, which was approximately equal to the fair market value of the shares when earned. In addition, a total of 131,192 shares were issued to these same directors and the Chairman of the Board for services rendered during the six months ended January 31, 2006. A total of $33,250 was charged to expense during this time period, which was approximately equal to the fair market value of these shares when earned.

On November 8, 2005 the Board voted to adjust the strike price from $0.35 to $0.16 on 1,000,000 warrants owned by an investor, who is also a director, in order to match the strike price of other investor's warrants issued under the anti-dilution provisions of their agreements.

On November 29, 2005 the Company issued 400,000 shares of common stock in the name of its landlord at that time as part of an agreement to facilitate the sale of the building (See Note 3 to the financial statements: Purchase and Sale of Building). These shares were part of the building sale transaction and were delivered to the landlord at the December 9, 2005 closing.

During the six months ended January 31, 2006 options to purchase a total of 733,437 shares of the Company's common stock were exercised. Of this total, 200,000 options were exercised by a director, 100,000 by an officer and director, 250,000 by two officers combined, 120,000 by a consultant and 4,104 by an employee all with a strike price of $0.01. In addition, a consultant and two employees exercised a total of 59,333 options to purchase shares of the Company's common stock with exercise prices ranging from $0.13 to $0.15 per share.

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

On February 28, 2006 an investor exercised 32,500 warrants to purchase the Company's stock with an exercise price of $0.16 per share. The Company received $5,200 from this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 13, 2006, at the Company's annual meeting of stockholders, the following proposals were approved:

Proposal 1: The election of the following directors

                                       For            Authority Withheld
                                   ----------         ------------------
       Jeffrey Dickson             46,244,274               64,316
       Eric Seidel                 46,244,274               64,316
       Christopher Korge           46,294,274               14,316
       Nicholas Trbovich, Jr.      46,294,274               14,316
       John Pennington             46,294,274               14,316

A total of 46,308,590 votes representing approximately 70% of the outstanding shares were cast. Election to the board of directors required an affirmative vote of a majority of the outstanding shares.

Proposal 2: Approval to increase the authorized share count from 100,000,000 to 150,000,000 shares

A total of 44,486,549 votes (67% of the outstanding shares) were cast for the proposal, 1,508,040 were cast against the proposal, and 314,001 abstained. Approval of the proposal required an affirmative vote of a majority of the outstanding shares.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

EXHIBIT NO. DESCRIPTION
----------- -----------

  10.71           Building Lease

  10.72           PEO Contract

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


(b)      REPORTS ON FORM 8-K

Item 1.01/8.01      - Announced expansion of business relationship,
                      dated February 1, 2006

Item 1.01/7.01/8.01 - Announced new client agreement, dated
                      December 15, 2005



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 17, 2006               By:  /s/ Eric Seidel
      ---------------------             ---------------------------------------
                                        Eric Seidel, President and
                                        Chief Executive Officer

Date: March 17, 2006               By:  /s/ Larry Colton
      ---------------------             ---------------------------------------
                                        Larry Colton, Chief Financial Officer
                                        and Principal Accounting Officer