Form 10-Q
period 2006-04-30
EAUTOCLAIMS, INC
filed 2006-06-14
CIK 1034694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED APRIL 30, 2006

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

                               [X] Yes   [ ] No

     Indicate by check whether the registrant is a large accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               [ ] Yes   [X] No

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, $.001 par value, as of May 31, 2006 was 80,518,869.

                                EAUTOCLAIMS, INC.


                               INDEX TO FORM 10-Q
                   ------------------------------------------

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 2

         Balance Sheets                                                       3
         Statements of Operations                                             4
         Statement of Stockholders' Deficiency                                5
         Statements of Cash Flows                                             6
         Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          21

Item 4.  Controls and Procedures                                             22



                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                   23

Item 1A. Risk Factors                                                        23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         23

Item 3.  Defaults Upon Senior Securities                                     24

Item 4.  Submission of Matters to a Vote of Security Holders                 24

Item 5.  Other Information                                                   24

Item 6.  Exhibits and Reports on Form 8-K                                    25

Signatures                                                                   25

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

                                                                                                                  E AUTOCLAIMS, INC.

                                                                                                                     BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                               APRIL 30, 2006          JULY 31, 2005
                                                                                                (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                                                           $ 1,539,884            $   306,280
  Accounts receivable, less allowance for doubtful accounts
    of $209,000 and $208,000 respectively                                                            575,202                742,237
  Due from related parties                                                                                 -                  6,231
  Prepaid expenses and other current assets                                                          124,078                 88,290
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                      2,239,164              1,143,038

Property and Equipment, net of accumulated depreciation                                              720,909                857,440

Goodwill                                                                                           1,093,843              1,093,843

Other Assets                                                                                          85,800                 25,800

Deferred Income Tax Asset, net of valuation
   allowance of $10,327,000 and $9,841,000 respectively                                                    -                      -
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                                            $ 4,139,716            $ 3,120,121
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable, advanced payments and accrued expenses                                      $ 4,268,960            $ 4,701,483
   Current portion of capital lease obligation                                                        95,899                 86,642
   Convertible debenture                                                                                                    275,000
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                                 4,364,859              5,063,125


Capital Lease Obligation, net of current portion                                                      51,516                108,979
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                         4,416,375              5,172,104

Stockholders' Deficiency:

  Convertible preferred stock - $.001 par value; authorized 5,000,000 shares,
   No shares outstanding
  Common stock - $.001 par value; authorized 150,000,000 shares, issued
   and outstanding 80,496,369 shares and 59,488,026 shares respectively                               80,496                 59,488
  Additional paid-in capital                                                                      28,742,828             25,081,358
  Accumulated deficit                                                                            (29,068,358)           (27,192,829)
  Treasury Stock, at cost, 137,500 shares and 0 shares respectively                                  (31,625)
------------------------------------------------------------------------------------------------------------------------------------
         STOCKHOLDERS' DEFICIENCY                                                                   (276,659)            (2,051,983)
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                          $ 4,139,716            $ 3,120,121
====================================================================================================================================

                                                                                                                   EAUTOCLAIMS, INC.

                                                                                                            STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------

                                                       THREE-MONTH           THREE-MONTH           NINE-MONTH           NINE-MONTH
                                                      PERIOD ENDED          PERIOD ENDED          PERIOD ENDED         PERIOD ENDED
                                                     APRIL 30, 2006        APRIL 30, 2005        APRIL 30, 2006       APRIL 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                       (UNAUDITED)           (UNAUDITED)           (UNAUDITED)          (UNAUDITED)
Revenue:
  Collision repairs management                         $ 3,050,894         $   2,793,224          $  8,426,989         $  8,762,082
  Glass repairs                                             56,984               104,405               213,032              372,833
  Fleet repairs management                                 228,811               181,446               697,426              508,057
  Fees and other revenue                                   654,392               473,123             2,089,736            1,554,594
  Gain on sale of building                                                                             756,943
------------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                            3,991,081             3,552,198            12,184,126           11,197,566
------------------------------------------------------------------------------------------------------------------------------------

Expenses:
  Claims processing charges                              2,783,315             2,689,195             7,929,250            8,564,174
  Selling, general and administrative                    1,921,779             1,512,695             5,215,098            4,169,569
  Depreciation and amortization                            112,323               123,981               348,474              391,668
------------------------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                           4,817,417             4,325,871            13,492,822           13,125,411
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                               $  (826,336)         $   (773,673)         $ (1,308,696)        $ (1,927,845)
====================================================================================================================================

ADJUSTMENT TO NET LOSS  TO COMPUTE
       LOSS PER COMMON SHARE:
    PREFERRED STOCK DIVIDENDS                                                    (15,273)                    -              (42,790)
    DIVIDEND TO UNIT HOLDERS                               (82,004)             (432,572)             (557,833)            (986,623)
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON STOCK                    $  (908,340)         $ (1,221,518)         $ (1,866,529)        $ (2,957,258)

LOSS PER COMMON SHARE - BASIC AND DILUTED              $     (0.01)         $      (0.02)         $      (0.03)        $      (0.07)
====================================================================================================================================

WEIGHTED-AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING - BASIC AND DILUTED          73,706,683            51,529,115            67,553,951           41,231,707
====================================================================================================================================

                                                                                                                   EAUTOCLAIMS, INC.

                                                                                               STATEMENT OF STOCKHOLDERS' DEFICIENCY
------------------------------------------------------------------------------------------------------------------------------------
NINE MONTH PERIOD ENDED APRIL 30, 2006
             (UNAUDITED)                                                ADDITIONAL
                                                     COMMON STOCK         PAID-IN       ACCUMULATED                    STOCKHOLDERS'
                                                 SHARES       AMOUNT      CAPITAL         DEFICIT     TREASURY STOCK     DEFICIENCY
------------------------------------------------------------------------------------------------------------------------------------


BALANCE AT JULY 31, 2005                       59,488,026     59,488     25,081,358    (27,192,829)              0       (2,051,983)

Issuance of common stock upon exercise
    of options                                  1,203,437      1,202         19,847                                          21,049

Issuance of common stock for interest               5,651          6            898                                             904

Issuance of common stock for services           3,105,140      3,105        750,796                                         753,901

Dividends issued to unit holders in the form
    of warrants and shares                      2,162,860      2,163        555,670       (557,833)                               0

Issuance of common stock upon exercise
    of warrants                                12,412,505     12,413      1,908,491                                       1,920,904

Purchase of Treasury Stock                                                                                 (31,625)         (31,625)

Conversion of convertible note to equity        1,718,750      1,719        273,281                                         275,000

Issuance of warrants in conjunction with
    note payable                                                              9,000         (9,000)                               0

Issuance of common stock in conjunction
    with building transaction                     400,000        400        115,600                                         116,000

Vesting of options granted to employees                                      27,887                                          27,887

Net Loss                                                                                (1,308,696)                      (1,308,696)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT APRIL 30, 2006                      80,496,369     80,496     28,742,828    (29,068,358)        (31,625)        (276,659)
====================================================================================================================================

                                                                                                                   EAUTOCLAIMS, INC.

                                                                                                            STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                       NINE-MONTH                      NINE-MONTH
                                                                                      PERIOD ENDED                    PERIOD ENDED
                                                                                     APRIL 30, 2006                  APRIL 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)                     (unaudited)

Cash flows from operating activities:
  Net loss                                                                               (1,308,696)                   $ (1,927,845)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
    Depreciation and amortization                                                           348,474                         391,668
    Gain on sale of building                                                               (756,943)
    Common stock issued for services                                                        753,901                         180,879
    Common stock issued for interest                                                            904                          17,967
    Bad debts                                                                                 1,000                          45,000
    Vesting of options granted to employees                                                  27,887
    Changes in operating assets and liabilities
      Accounts receivable                                                                   166,035                         (45,458)
      Prepaid expenses and other current assets                                             (42,479)                        (30,438)
      Accounts payable, advanced payments and accrued expenses                             (432,523)                        231,365
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                    (1,242,440)                     (1,136,862)

Cash flows from investing activity:
  Purchases of property and equipment                                                      (192,376)                       (177,715)
  Proceeds from sale of building                                                            819,634
  Payments from related parties                                                               6,231                          50,000
  Principal payments on stockholder loans                                                                                   (36,866)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                         633,489                        (164,581)

Cash flows from financing activities:
  Proceeds from exercise of warrants                                                      1,920,904
  Proceeds from exercise of options                                                          21,049                           7,000
  Proceeds from sale of common stock                                                                                      1,508,954
  Principal payments on capital lease                                                       (67,773)                        (43,131)
  Purchase of treasury stock                                                                (31,625)
  Payments on redemption of preferred stock                                                                                (170,698)

------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 1,842,555                       1,302,125


------------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                      1,233,604                             682

Cash at beginning of period                                                                 306,280                         415,549
------------------------------------------------------------------------------------------------------------------------------------

Cash  at end of period                                                                  $ 1,539,884                    $    416,231
====================================================================================================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                                              $    37,588                    $     32,779
====================================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
====================================================================================================================================
  Conversion of debentures to common stock                                              $   275,000                          25,000
====================================================================================================================================
  Issuance of common stock for preferred stock dividends                                                               $    109,346
====================================================================================================================================
  Accrued dividends on preferred stock                                                                                 $     42,790
====================================================================================================================================
  Gross proceeds from sale of equity                                                                                      1,724,000
   Less costs paid to raise equity                                                                                         (215,046)
------------------------------------------------------------------------------------------------------------------------------------
  Net proceeds from sale of equity                                                      $         -                    $  1,508,954
====================================================================================================================================
  Shares and warrants issued  to unit holders                                           $   557,833                         986,623
====================================================================================================================================
  Equipment acquired by capital lease                                                   $    19,567
====================================================================================================================================
  Fair value of warrants issued in conjunction with bridge loan                         $     9,000
====================================================================================================================================

                                EAUTOCLAIMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   ------------------------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims, Inc. as of April 30, 2006 and its results of operations and cash flows for the three and nine-month periods ended April 30 2006 and 2005. Results of operations for the three and nine-month periods ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006.

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

As shown in the financial statements, the Company has suffered recurring losses from operations, has a stockholders' deficiency and a working capital deficiency. The Company has been able to raise additional funds from debt and equity offerings and management believes it can continue to do so in the future. During the year ending July 31, 2006 the Company expects to realize increased revenue from agreements signed in prior years. In addition, the Company has secured a non-cancellable line of equity from a shareholder in the amount of $2,000,000.

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

------------------------------------------

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

Nine-month period ended April 30,                              2005
                                                            -----------

Net loss as reported                                        $(1,927,845)

Deduct total stock based employee
    compensation expense determined under
    fair value based methods for all awards                     (40,094)
                                                            -----------
Pro forma net loss                                          $(1,967,939)
                                                            ===========

Basic and diluted net loss per share as reported            $      (.07)
Pro forma and diluted basic loss per share                  $      (.05)

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

The implementation of FAS No. 123R had the following effect on the statement of operations for nine-month period ended April 30, 2006.

                                                               2006
                                                            -----------
Net loss before stock option expense                        $(1,280,809)

Deduct stock option expense                                     (27,887)
                                                            -----------

Net loss  as reported                                       $(1,308,696)
                                                            ===========


Stock based compensation consists primarily of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options generally vest over three years and have a term of five or ten years. Compensation expense for stock options is recognized over the vesting period for each separately vesting portion of the stock option award.

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

-----------------------------------------


A summary of the status of the company's options for the nine months ended April 30, 2006 is as follows:

                                                            April 30, 2006
                                        ---------------------------------------------------
                                                                                  Aggregate
                                                     Weighted     Remaining       Intrinsic
                                         Shares      Avg Price      Life            Value
                                        ---------    ---------    ---------       ---------
Balance at beginning of year            5,197,042        $0.37
Granted                                   152,500        $0.25
Cancelled or Expired                     (716,685)       $0.86
Exercised                              (1,323,437)       $0.22

Outstanding at end of period            3,309,420        $0.33         2.39         344,451


NOTE 2 - PER SHARE CALCULATIONS
-------------------------------

Basic loss per share is computed as net loss available to common stockholders' divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. As of April 30, 2006 and 2005, 26,301,704 and 32,246,797 options and warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

NOTE 3 - PURCHASE AND SALE OF BUILDING
--------------------------------------

On December 9, 2005 the Company completed a transaction in which it purchased its Oldsmar facility under a purchase agreement completed with the previous landlord, and immediately sold the facility to a third party. As part of the agreement to purchase the facility, the Company issued the previous landlord 400,000 shares of the Company's common stock. The net result of the purchase and sale transaction, after deducting applicable expenses, was a gain to the Company of $756,943. As part of the agreement to sell the facility, the Company signed a new 7-year lease with the new owner, which runs through December, 2012.

NOTE 4 - EQUITY TRANSACTIONS
----------------------------

As part of the provisions of the sales of equities in March through May of 2004 there was a requirement to meet certain claims volume targets under the ADP Co-Marketing Agreement. If we failed to meet those targets, up to 100% of the original Units (as defined in that document) would have to be issued to those 2004 investors for no additional consideration (True up). In order to help resolve this open issue, in December 2004 we offered the 2004 investors 50% of the total potential True up Units in exchange for releasing the Company from the remaining target volume commitment.

On August 1, 2005, the Company evaluated the claims volume that it had received from customers generated by the ADP Claims Service Group Co-marketing Agreement as specified in the subscription agreements from the 2004 capital raise. In accordance with those agreements, the Company did not meet the minimum volume requirements and therefore had to issue 2,162,860 Units (one share of common stock and one, 3-year, $0.16 warrant to purchase a common share) to the investors who did not accept our December 2004 offer. Issuing these units resulted in the Company recording a stock dividend of $475,829.

During the nine months ended April 30, 2006 the Company issued a total of 12,412,505 shares of common stock in connection with the exercise of a like number of outstanding common stock purchase warrants with exercise prices ranging from $0.16 to $0.20 per share. Of this total, 11,341,076 shares were issued effective March 21, 2006 for warrants exercised. As a result of exercising these warrants, the Company received $1,749,475 after paying $18,435 in legal fees and $50,662 for certain financial advisory and investment banking services in connection with the program. In addition, the Company issued 8,200,359 new 3 year, $0.30 warrants to investors who exercised warrants. Issuing these units resulted in the Company recording a stock dividend of $82,004. An additional 1,071,429 warrants at a $0.16 exercise price were exercised during the nine months ended April 30, 2006 for which the Company received $171,429.

On August 15, 2005 the holder of the convertible debenture converted the note into 1,718,750 shares of the Company's common stock. In addition, interest on the note from the end of July 2005 until August 15, 2005 of $904 was paid to the holder of the note with 5,651 shares of the Company's common stock.

During the nine months ended April 30, 2006 the Company issued a total of 3,105,140 shares of common stock in exchange for services. Of this total, 1,260,000 shares were issued to members of senior management in accordance with terms of their employment agreements. The Company recorded a charge to expense of $388,500, which was approximately equal to the fair market value of the shares at the time of issuance. In addition, 200,000 shares of stock were issued to an officer in October 2005 as a result of a modification to his employment contract. An expense of $30,000 was recorded for these shares, which was approximately equal to the fair market value of the shares at the time of issuance. On November 8, 2005 the Board of Directors gave approval for, and the Company subsequently issued, 1,000,000 shares of the Company's common stock to the Chairman of the Board to compensate him for his past services and his role as Chairman. The Company expensed a total of $190,000 for these shares, which was equal to the fair market value of the shares at the grant date. In addition, the Board also approved future compensation for the Chairman of the Board to include the same annual retainer of $25,000 to be paid in shares of the Company's common stock as well as the same quarterly stock compensation currently paid to non-employee directors. The Company issued 645,140 shares of common stock to three non-employee directors and the Chairman of the Board in exchange for their services. Of this total, 443,576 shares were issued for services to be rendered for fiscal year 2006. These shares are being expensed over the year as they are earned. During the nine months ended April 30, 2006 the Company expensed $66,622, or 317,248 shares, which was approximately equal to the fair market value of the shares when earned. In addition, a total of 201,564 shares were issued to these same directors and the Chairman of the Board for services rendered during the nine months ended April 30, 2006. A total of $52,250 was charged to expense during this time period, which was approximately equal to the fair market value of these shares when earned.

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

During the nine months ended April 30, 2006 a total of 1,203,437 shares of the Company's common stock were issued as a result of the exercise of outstanding options. Of this total, 200,000 options were exercised by a director, 512,500 by an officer and director, 250,000 by two officers combined, 137,500 by two consultants and 44,104 by other employees, all with a strike price of $0.01. In addition, a consultant and two employees exercised a total of 59,333 options to purchase shares of the Company's common stock with exercise prices ranging from $0.13 to $0.15 per share. A total of 137,500 shares were sold back to the Company by an officer who delivered these shares to satisfy tax withholding requirements. These shares were valued at $31,625, which represents the fair value of the shares at the time of surrender.

In October 2005, the Company issued 200,000 warrants with a strike price of $0.20 to an investor for providing the Company with bridge loan financing and an additional 250,000 warrants with a strike price of $0.20 were issued to two finders for helping to facilitate the transaction. The Company valued these warrants at $0.02 each, utilizing a warrant valuation provided by an independent investment banker, and recorded a charge of $9,000 for these warrants in October 2005.

NOTE 5 - SUBSEQUENT EVENT
-------------------------

On May 31, 2006 the Company issued a total of 22,500 shares of common stock to three officers according to the terms of their employment agreements.

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

GENERAL
-------

eAutoclaims provides Internet based collision claims services for automobile insurance companies, Managing General Agents (MGA) and third party claims administrators (TPA) and self-insured automobile fleet management companies. Our business strategy is to use the Internet to streamline and lower the overall costs of automobile repairs and the claims adjustment expenses of our clients. We believe that our proprietary web-based software products and services make the management of collision repairs more efficient by controlling the cost of the repair and by facilitating the gathering and distribution of information required in the automobile repair process.

eAutoclaims controls the vehicle repair process from the reporting of the accident through the satisfactory repair of damage. We bring together and coordinate the activities of the insurance company, its insured, and the various parties involved in evaluating a claim, negotiating the cost of the repair, and performing necessary repair services. We have contracted with approximately 2500 body shops throughout the United States to repair vehicles. These shops, referred to as our "provider network," provide us 10% to 15% discount on the vehicle repair because of the volume of repairs we provide to them. Because we audit every line of every repair estimate and because we share a portion of the volume discount with our customer, we are able to lower the average cost being paid by our customer.

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

eJusterSuite also builds in service partners that can provide the needed services such as Independent adjustors, car rentals, tow trucks and accident reporting by only clicking an Icon that is added to the screen of the customer's desk top in the current system. The system automatically provides the service partner the information already in our system via the Internet. The service partner will systematically provide the requested services and pay us a fee for each assignment they receive through our system. This process significantly reduces the customers' time and cost to process claims as well as reduces the number of mistakes that occur in a manual process. In many cases it also reduces the cost of the service partner to obtain and process the transaction, even after paying our transaction fee. This revenue provides additional margin without the additional personnel and operation costs.

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounted for 82% and 84% of the revenue for the nine and three-months ended April 30, 2006. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $65 per claim depending upon the level of service required. For the nine and three-months ended April 30, 2006, 18% and 16%, respectively, of the revenue has been received from claims processing fees and other income. Other income consists mostly of the sale of estimating software, fees from service partners (ASP fees) and subrogation income.

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


CRITICAL ACCOUNTING POLICIES
----------------------------

Our discussion and analysis of our financial condition and the results of our operations are based upon our financial statements and the data used to prepare them. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we re-evaluate our judgments and estimates including those related to revenues, bad debts, long-lived assets, and income taxes. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

REVENUE RECOGNITION
-------------------

We derive revenue primarily from collision repairs, glass repairs and fleet repairs. Revenue is recognized when an agreement between us and our customer exists, the repair services have been completed, our revenue is fixed and determinable and collection is reasonably assured.

We record revenue on a gross basis in the areas of collision and fleet repairs. We also record revenue on a gross basis in certain glass repair transactions. Revenue is recorded at gross in these areas when:

o We are the primary obligor in the arrangements. We are responsible for the quality of the repair and must satisfy the customer if the body shop fails to repair the vehicle properly.

o We have latitude in establishing price. The price is established based on our audit of the repair estimate submitted by the repair facility. The repair facility cannot begin the repair until an agreed upon price for the repair is established between the facility and us.

o We control what is repaired with our contracted shops, as we audit the estimate submitted by the repair facility. We must agree that the repair is reasonable and necessary before the repair facility is allowed to proceed with the work being requested.

o We have discretion in supplier selection. Through the use of software, we prioritize which repair facility is used based on the efficiency and effectiveness of the repair facility, and

o We have credit risk. We are responsible to pay the repair facility even if the customer does not pay for the repair.

We record revenue net of the repair costs in certain glass transactions when the supplier, not us, is the primary obligor in an arrangement, the amount we earn is fixed or the supplier has credit risk. This occurs when the repair has been performed before it is referred to us. When we receive notice of the transaction, we call the glass repair facility to ask them to become part of our network and to negotiate a better price on the repair. If we are able to negotiate a better price for the customer we keep a portion of the added discount. In that situation the revenue is recorded net of the repair costs even though we pay for the entire claim and are reimbursed by the insurance company, since we did not have the risk of loss and are not responsible for the repair.

The revenue generated from a co-marketing agreement with the ADP Claims Services Group (ADP) will be recorded net of the repair costs because in the agreement the Company is performing a fee for service. The insurance company is the customer of ADP, who will be collecting the revenue and paying the shop.

We maintain an allowance for doubtful accounts for losses that we estimate will arise from the customers' inability to make required payments. Collectability of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At April 30, 2006 the allowance for doubtful accounts was approximately $209,000.

ACCOUNTING FOR INCOME TAXES
---------------------------

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $10,327,000 at April 30, 2006. The deferred tax asset consists mainly of net operating losses previously not realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company has not reached profitability.

VALUATION OF LONG-LIVED ASSETS
------------------------------

We identify and record impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. We periodically evaluate the recoverability of our long-lived assets based on expected undiscounted cash flows, and recognize impairment, if any, based on expected discounted cash flows. Factors we consider important which could trigger an impairment review include the following:

o    Significant negative industry trends
o    Significant underutilization of the assets
o    Significant changes in how we use the assets of our plans for their use.



MANAGEMENT'S OPERATING PLAN
---------------------------

Management has taken specific actions to mitigate the effects of the events of fiscal 2005, which included the loss of revenue from our first and second largest customers and the longer than expected time taken to implement the national Sales and Marketing efforts associated with the ADP Co-Marketing agreement. Although this delay resulted in our incurring additional expenses for carrying support personnel, we have begun to feel the effects of new sales and are realizing the expected return on investment in the way of new long-term sales contracts and new pilot agreements. The rollout of Continental Casualty Company (C N A Insurance) that began in late July 2005 was completed during the third quarter of fiscal 2006. We have also entered into a new long-term contract with Safe Auto Insurance, a large Insurance client based in Ohio who has been rolling out their business on our shop network. We continue to expand the program to additional states handled by Safe Auto Insurance.

In May 2006, ADP Claims Services Group was acquired by Solera, Inc. a privately held company and a new-co (Audatex, a Solera Company) has been established as the operating organization. When this transaction occurred, it triggered two provisions of our Co-Marketing Agreement with ADP. The first one was EACC's right to terminate the exclusivity clause and the second was the need for EACC to give consent to ADP for the assignment of our Co-Marketing Agreement to another organization.

We were not provided access to, nor were we requested to consent to, the ADP/Solera transaction prior to its closing. Thus we were unable to clearly identify how our Co-Marketing Agreement would be part of Audatex's strategic plans. Since the closing of the transaction, the Audatex organization has had a major restructuring of its personnel, including many of the key personnel associated with our program. As a result of the aforementioned circumstances, on May 1, 2006, EACC chose to withhold the consent of assigning our agreement to Audatex and elected to terminate the exclusivity clause with ADP Claims Services Group. These changes had and will have a short-term negative effect on our anticipated growth in new revenues. However, we are working with Audatex to develop a forecast of anticipated sales for the next 12-months. The new forecast will assist both parties in understanding the value of the relationship and the potential return on investment of this program. Although our management believes this assessment process will be completed quickly, we have limited access to information and accordingly cannot predict the ultimate outcome or our future relationship with Audatex.

Specifically, management is taking the following actions that are expected to positively impact our financial position in fiscal 2006:

o Management is exploring possible new or additional strategic partners in the industry who have a large client base and represent additional new sales with a short sales cycle & acquisition cost.

o ADP Co-Marketing Agreement - Management continues to focus on the sales development of the ADP Co-Marketed clients. The most material development is the rollout of Continental Casualty Company (C N A Insurance), a top 20 insurance carrier that is described above and the rollout of Safe Auto Insurance. Once both rollouts are completed, we expect meaningful improvement in our operating results. As these new clients mature they will become eAutoclaims largest clients.

     As previously disclosed, we were also notified in September 2005 that we had been selected by a second top 20 insurance client through the ADP Co-marketing Agreement. The recent events surrounding ADP makes this potential new client more uncertain, however, the client was originally introduced to the EACC Managed Repair Solution prior to the ADP relationship and management believes this opportunity is still a viable one.

     Since August 2004 the ADP agreement has produced twenty signed pilot agreements with insurance Companies or third party administrators, and has produced seven annual agreements after the pilot periods were completed.

o Rolling out Higher Margin Product Lines - Management continues to make progress in building our operating margins by focusing on higher margin products. The results have been an increase in gross margin to 31% for the first nine months of fiscal 2006 as compared to 24% from the same reporting period last year. While future reports on margin will be influenced by the revenue recognition related to the ADP Co-Marketing Agreement or with other possible partners, this quarter still reflects the greatest impact coming from new high margin sales. Management is leveraging internally developed ASP/technologies that will allow other companies in related industries to significantly reduce labor costs and improve operating efficiencies, as is the case with our recently announced new product "Audit Pro", a programmatic electronic estimate auditing tool. Many of these technologies have already been implemented in our operating processes and have shown themselves to be of significant value. By modifying the interface to these technologies, we can produce significant click fee revenue without adding significant operating costs. The target market for these technologies will include a wide range of organizations, including the largest (tier 1) insurance companies. Our management believes this additional product line will result in a greater growth in high volume, high margin revenues that will have a meaningful impact to our bottom-line. While there are no guarantees these transactions or that the new business will mature, management believes this will be a growth market for eAutoclaims in the future.

o Direct Sales Channel - While we have focused much of our efforts over the past eighteen months on the building of clients through the ADP Co-Marketing Agreement for our Collision Management product, we continue to market our services to the insurance industry through our direct sales channel. We continue to make sales progress in this area. One specific new client is a meaningful size carrier who entered into an annual contract and is testing our product in a district office, utilizing our network of shops and traditional eJusterSuite product. While this test is in early stages and there are no guarantees the client will expand the program, the early test results have been very positive. Should this test continue to yield such results, the client would likely roll the program out to all of its district offices over the course of the calendar year 2006. The potential sales volume and the full revenues of our direct sales channel model would make this account's contribution to profit the most material of all current clients under contract, including our clients from the ADP Co-Marketing Agreement.

o Expansion of Sales Staff - We have recently expanded our direct sales staff and plan to further increase our sales force in the market place. With the recent success of adding new larger clients and the improvement of our balance sheet, management believes we will have greater success in the direct sales channel.

o Expansion of product offering- We are exploring new product lines to offer to existing and new clients that are congruent to our business model. We are exploring partnering options to reduce market entrance expenses to ensure a quicker return on investment. This gives us the opportunity to expand our relationship with existing clients by integrating new products into the current mix, thereby expanding and adding revenue streams, while at the same time allowing us the opportunity of increasing the value of our customer relationship.

o Reduction in Direct Processing Expense - We have recently begun an investment into automating additional parts of our processing business. We expect the end result will be a net reduction in direct expense. In addition, we are exploring off-shoring possibilities with a new strategic partner and the restructuring of our management and processing staff.

o Raising Additional Capital - In March 2006, as part of a special warrant exchange program, a significant number of outstanding warrants were exercised by current investors. This resulted in our receiving more than $1.7 million of additional capital. While we believe that this will be sufficient for our working capital needs for the next twelve months, we continue to explore all options in the event additional financing becomes necessary.


RESULTS OF OPERATIONS
---------------------

For the nine and three-months ended April 30, 2006 compared to the nine and three-months ended April 30, 2005.

Revenue

Excluding the gain on the sale of the building of $756,943, total revenue for the nine-months ended April 30, 2006 was $11.4 million, which is a 2% increase from the $11.2 million of revenue for the nine-months ended April 30, 2005. For the three months ended April 30, 2006 total revenue was $4.0 million, which is a 12% increase over the $3.6 million for the three months ended April 30, 2005. During the nine and three-months ended April 30, 2006 we derived 51% of our revenue from one customer. The contract with this customer automatically renewed for a period of one year in April 2006. The business associated with this client has been sold by the client to a third party and we subsequently assigned the agreement to this new entity. We have been working with the new owner to create a new contract. While we do not anticipate any short term loss of business from this client and expect we will receive a new servicing contract, we cannot guarantee that the new agreement will be a long term contract with the new client, or that any new contract will be on more favorable terms.

Collision repair management revenue decreased 3% to $8.4 million for the nine-months ended April 30, 2006 from $8.8 million for the nine-months ended April 30, 2005. For the three-months ended April 30, 2006, collision management revenue was $3.0 million, which is a 9% increase from the $2.8 million for the three-months ended April 30, 2005. The increase in revenue for the three months just ended is a combination of increased shop utilization of our network shops by consumers associated with our core clients, as well as increased revenue earned from repairs processed for clients acquired as a result of the ADP Co-Marketing agreement. As previously stated, this revenue is recorded at net, which significantly reduces the amount of gross revenue reported, although the overall gross margin is increased as a result of not having to pay the shops for the work performed. During the nine and three-months ended April 30, 2006 we earned over $490,000 and $241,000, respectively, in net revenue from clients acquired as a result of the agreement with ADP. This additional revenue resulted in the gross margin percent for collision management to increase from 13% to 15% for the-nine months ended April 30, 2006, not including fees. However, because of the competitive nature of our business and the uncertainty of bringing on enough business to offset the loss of business, we may be unable to increase revenues quickly enough to reach our objective of a return to profitability. Notwithstanding the fact of the ADP/Audatex relationship's inability to meet the projected volume of claims throughput, management will review all options and is prepared to take the necessary actions to meet the desired objective.

Glass repair revenues decreased by approximately $160,000 from approximately $373,000 for the nine months ended April 30, 2005 to approximately $213,000 for the nine months ended April 30, 2006. For the three months ended April 30, 2006 glass revenues were $57,000 compared to $104,000 for the three months ended April 30, 2005. This decrease is due to the reduction in claim volume for our existing customers. We have been notified that our largest glass customer, who was recently acquired by a third party, will be terminating their contract effective June 1, 2006, due to their desire to consolidate their glass processing consistent with methods currently in use by the acquiring entity. We continue to pursue additional glass customers as the glass repair business complements our core business and allows our customers to use a single source for all their repair needs.

Fleet repair revenue increased by approximately $189,000 from approximately $508,000 for the nine months ended April 30, 2005 to approximately $697,000 for the nine months ended April 30, 2006. For the three months ended April 30, 2006 fleet repair revenue was approximately $229,000 compared to approximately $181,000 for the three months ended April 30, 2005. This increase represents additional business from our existing customers.

Fees and other revenue increased by approximately $535,000 from approximately $1,600,000 for the nine months ended April 30, 2005 to approximately $2,100,000 for the nine months ended April 30, 2006. For the three months ended April 30, 2006 fees and other revenue increased approximately $181,000 to approximately $654,000 from approximately $473,000 for the three months ended April 30, 2005. This increase is primarily a result of additional revenue earned from current clients by taking increased numbers of first notice loss reports as a result of damages sustained by consumers due to the hurricanes of 2005. Total first notice of loss revenue was $363,000 higher for the nine-months ended April 30, 2006 over the nine-months ended April 30, 2005. We also experienced a 22% growth in our click fee revenue for the nine months ended April 30, 2006 compared to the nine months ended April 30, 2005. This growth was primarily from our regular click fee assignments, however we also had increases in our Audit Pro revenue as well as revenue from assignments to our network of independent appraisers. Revenue earned from the sale of estimatic software increased from approximately $508,000 for the nine-months ended April 30, 2005 to approximately $581,000 for the nine-months ended April 30, 2006.

Claims Processing Charges

Claims processing charges include the costs of collision and glass repairs paid to repair shops within our repair shop network. Claims processing charges for the nine-months ended April 30, 2006 were approximately $7.9 million, or 69% of total revenue, compared to approximately $8.6 million, or 77% of total revenue for the nine-months ended April 30, 2005. For the three months ended April 30, 2006, claims processing charges were approximately $2.8 million, or 70% of total revenue compared to approximately $2.7 million, or 76% of total revenue for the three-months ended April 30, 2005. Claims processing charges are primarily the costs of collision repairs paid by us to our collision repair shop network. The decrease in claims processing charges as a percentage of total revenue is a result of the change in the product mix with a higher percentage of higher margin products as compared to lower margin products. This also includes the growth in click fees, which are fees charged when a client uses our technology that has little to no associated cost of sale.

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

Selling, General And Administrative (SG&A) Expenses

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone and internet charges, legal and other professional fees, and travel expenses. SG&A expenses for the nine and three-months ended April 30, 2006 were $5.2 million and $1.9 million, respectively. This is compared to approximately $4.2 million and $1.5 million for the nine and three-months ended April 30, 2005. Payroll and benefit related expenses for the nine and three-months ended April 30, 2006 totaled approximately $3.5 million and $1.4 million respectively. This is compared to $2.6 million and $.9 million for the nine and three months ended April 30, 2005. The increase is primarily the result of increases in health care costs, non-cash compensation expenses as provided for in management contracts and of increasing staff in preparation for the significant new business that was expected to be forthcoming as a result of new clients acquired through the ADP Co-Marketing Agreement. In response to the increasing costs of health care and insurance, the Company signed a PEO contract, effective in February 2006, with ADP TotalSource. The Company anticipates significant savings, primarily in health care costs, will be realized as a result of the reduced costs for these services according to the terms of the contract.

SG&A expenses also include non-cash charges of approximately $783,000 and $414,000 for the nine and three-month period ended April 30, 2006. These non-cash charges include approximately $754,000 and $408,000, respectively, of common stock issued to pay fees to directors and management according to terms of their employment contracts and approximately $1,000 of common stock issued for accrued interest associated with the conversion of debt. In addition, charges of approximately $28,000 and $6,000, respectively, were taken as a result of implementing FAS123R (revised 2004), which requires expensing of stock options as they become vested. The non-cash charges of approximately $199,000 and $66,000 for the nine and three-months ended April 30, 2005 include approximately $181,000 and $61,000, respectively, of common stock issued to pay fees to directors and approximately $18,000 and $5,000, respectively, of common stock issued to pay interest associated with the conversion of debt.

Also included in the SG&A is interest expense related to capital leases and notes payable. For the nine and three months ended April 30, 2006, this interest expense totals approximately $38,000 and $7,000 respectively. This compares to interest expense of approximately $33,000 and $12,000, respectively for the nine and three months ended April 30, 2005. Included in the interest expense for 2006 is approximately $9,800 for interest on the note for a bridge loan, which we re-paid in full in December, 2005.

Purchase and Sale of Building

In December 2005 we completed a transaction where we purchased the facility we had been renting and immediately sold the facility to a third party buyer. As a result of this transaction, we realized a gain of approximately $757,000. We signed a new 7-year lease with the new owner, in conjunction with the transaction, which will result in additional rent expense of approximately $3,000 per month. The monthly rent for 2006 is $21,694.

Depreciation

Depreciation of property and equipment of approximately $349,000 and $112,000 was recognized in the nine and three-months ended April 30, 2006. This is compared to approximately $392,000 and $124,000 for the nine and three-months ended April 30, 2006.

Net Income/Loss

Net loss for the nine-months ended April 30, 2006 totaled approximately $1,309,000 compared to a net loss of approximately $1,928,000 for the nine-months ended April 30, 2005. Included in the net loss number for the nine months ended April 30, 2006 is a gain on the sale of the Oldsmar facility of approximately $757,000. Net loss for the three months ended April 30, 2006 was approximately $826,000 compared to a net loss of approximately $774,000 for the three months ended April 30, 2005. Included in these numbers are non-cash expenses of approximately $1,131,000 and $526,000, including depreciation charges, for the nine and three months ended April 30, 2006 compared to $590,000 and $190,000 for the nine and three months ended April 30, 2005.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At April 30, 2006, we had approximately $1.5 million in cash. This is an increase of approximately $1.2 million from July 31, 2005. We have a working capital deficiency of approximately $2.1 million compared to a deficiency of approximately $3.6 million as of April 30, 2005. The primary source of our working capital during the nine-months ended April 30, 2006 was from cash generated by operations, the sale of our Oldsmar facility from which we netted over $800,000, and the exercise of outstanding warrants by current investors from which we netted approximately $1.7 million.

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

DEBT AND CONTRACTUAL OBLIGATIONS
--------------------------------

Our commitments for debt and other contractual arrangements as of April 30, 2006 are summarized as follows:

                                        Years ending April 30,
                           ------------------------------------------------------------------------------------
                                2007        2008       2009       2010      2011     Thereafter       Total
                           ------------------------------------------------------------------------------------

Property lease                263,000      271,000   279,000    287,000   296,000      512,000       1,908,000
Equipment lease                96,000       49,000     2,000                                           147,000
Employee compensation         538,000      518,000                                                   1,056,000
                           ------------------------------------------------------------------------------------
                              897,000      838,000   281,000    287,000   296,000      512,000       3,111,000
                           ====================================================================================




We lease equipment and facilities under non-cancelable capital and operating leases expiring on various dates through 2012. The main operating lease consists of a 7-year lease for 30,000 square feet of a 62,000 square foot facility. This lease, which was signed as part of the agreement to sell the facility, runs through December 2012. The lease agreement stipulates that our rent will increase at the rate of 3% per year through the end of the agreement.




Inflation

We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

Seasonality

We typically experience a slow down in revenue during November and December each year. Consumers tend to delay repairing their vehicles during the holidays.




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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of April 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all error and fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended April 30, 2006. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 31, 2005.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ended April 30, 2006 we issued 70,372 shares of common stock to three Directors and the Chairman of the Board for services rendered in accordance with the approved Board compensation plan.

                                           Issuer Purchases of Equity Securities

                                                                                                  (d) Maximum Number (or
                                                                     ( c ) Total Number of       approximate Dollar Value)
                        (a) Total Number     (b) Average Price     Shares or Units Purchased   of Shares (or units) that May
                       of Shares (or Units)   Paid per Share     as Part of Publicly Announced  Yet be Purchased Under the
        Period              Purchased            (or Unit)             Plans or Programs             Plans or Programs
-----------------------------------------------------------------------------------------------------------------------------
February 1- 28, 2006                    -                   -                              -                           -
March 1 - 31, 2006                      -                   -                              -                           -
April 1 - 30, 2006                137,500                0.23                              -                           -
                       ------------------------------------------------------------------------------------------------------
Total                             137,500                0.23                              -                           -

These shares were purchased from employees of eAutoclaims who surrendered the shares to the Company to satisfy their minimum tax withholding requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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


(b)             REPORTS ON FORM 8-K

Item 3.02/9.01  - Warrant exercise, dated March 22, 2006
Item 8.01/9.01  - Correspondence relating to sale of ADP Claims Services, dated
                  May 5, 2006
Item 5.02       - New Board member William Lewis, dated May 24, 2006



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   June 14, 2006               By:  /s/ Eric Seidel
     --------------------                --------------------------------------
                                         Eric Seidel, President and
                                         Chief Executive Officer


Date:    June 14, 2006              By:  /s/ Larry Colton
     --------------------                --------------------------------------
                                         Larry Colton, Chief Financial Officer
                                         and Principal Accounting Officer