Form 10-K
period 2006-07-31
EAUTOCLAIMS, INC
filed 2006-10-31
CIK 1034694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23903

eAUTOCLAIMS, INC.
(Exact name of registrant as specified in charter)

Nevada	95-4583945
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

110 E. Douglas Road, Oldsmar, Florida	34677
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 749-1020

Securities registered pursuant to Section 12(b) of the Exchange Act:   None
Securities registered pursuant to Section 12(g) of the Exchange Act:   Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at January 31, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $13,993,757.

The number of shares outstanding of the Issuer’s Common Stock, $.001 par value, as of September 30, 2006 was 81,679,878.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORM 10-K – Index

PART I

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

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

        Our business strategy is to use the Internet and our network of approximately 2,500 body shops to streamline and lower the overall costs of automobile repairs and the claims adjustment expenses of our clients. We believe that our proprietary web-based software products and services make the management of collision repairs more efficient by controlling the cost of the repair and by facilitating the gathering and distribution of information required in the automobile repair process.

        We control the vehicle repair process from the reporting of the accident through the satisfactory repair of damage. We bring together and coordinate the activities of the insurance company, its insured, and the various parties involved in evaluating a claim, negotiating the cost of the repair, and performing necessary repair services. We have contracted with approximately 2,500 body shops throughout the United States to repair vehicles. These shops, referred to as our “provider network,” provide us 10% to 15% discount on the vehicle repair because of the volume of repairs we provide to them. Since we audit every line of every repair estimate and because we share a portion of the volume discount with our customer, we are able to lower the average cost being paid by our customer.

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

        In March 2004, we entered into a Co-Marketing Agreement with ADP Claims Service Group (“ADP”), pursuant to which ADP sells and markets our core Internet application and collision management services. The product is private labeled under the name ADP Managed Repair Solutions and utilizes us as the back room for processing the claim repairs and our network of repair facilities. As a result of this agreement, several new clients were obtained which contributed to our claims growth in fiscal 2006. In May 2006, ADP Claims Services Group was acquired by Solera, Inc, a privately held company, which established a new-co, Audatex, as the new operating organization. Although this transaction has had a short term negative impact on our anticipated growth in new revenues, we’ve recently completed discussions with Audatex’s sales & marketing leadership with the outcome of Audatex sharing their forecasted revenues for the new Fiscal Year. Although there is no assurance the sales targets will be achieved, Audatex has provided us forecasted future revenues to suggest a material growth in revenues for the fiscal year 2007. We continue to believe that the Audatex Agreement has the potential to substantially increase the volume of claims processed by us, resulting in significant long-term benefit to us and our shareholders.

Products and Services

        Our eJusterSuite® product provides both outsourcing and ASP (application service provider) solutions. The outsourcing solution requires our personnel to audit and coordinate the vehicle repair. The ASP solution allows the customer to use our technology independent of our personnel; thereby, providing a solution for the largest insurance companies that already have the staff to process and control the claims process, while paying us a fee for every transaction that is run through our system. The ASP model will provide margin without the associated personnel and operating costs.

        eJusterSuite® also builds in service partners that can provide the needed services such as independent adjustors, car rentals, tow trucks and accident reporting by merely clicking an Icon that is added to the screen of the customer’s desktop in the current system. The system automatically provides the service partner the information already in our system via the Internet. The service partner will be systematically provided the requested services and pay us a fee for each assignment they receive through our system. This process significantly reduces the customers’ time and cost to process claims as well as reducing the number of mistakes that occur in a manual process. Because there is no need to reenter the information, in most cases it also reduces the cost of the service partner to obtain and process the transaction, even after paying our transaction fee. This added revenue provides us with additional margin without requiring significant additional personnel and other operating costs.

        For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs on a particular vehicle. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounted for 78% of the revenue for the fiscal year ended July 31, 2006. We are paid on a per claim basis from all our customers for each claim that we process through our system. These fees vary from $10 to $65 per claim depending on the level of service required. For the fiscal year ended July 31, 2006, 18% of our revenue was received from claims processing fees and other income.

Outsourcing Solutions:

        In our outsourcing solution we handle the entire collision repair function for our customers from the time of reporting of the accident through the vehicle’s satisfactory repair. Through our network of parts and repair service providers, we are frequently able to obtain parts and services at lower costs than otherwise available. We monitor and audit all repair work to help assure that the proper repair work is performed at the negotiated price. In most cases, digital photographs of the damaged vehicle are transmitted to us via the Internet to assist us in monitoring repairs.

        We strive to provide our customers with ways to control costs associated with processing collision claims. These services include:

1.	Centralized accident reporting.
2.	Copies of accident reports.
3.	Identifying the appropriate network repair facility and directing the policyholder to such facility.
4.	Deliver repair estimates and photographs/digital images of damage to any location overnight or same day upload.
5.	Audit of every claim by our in-house physical damage experts.
6.	Assignment of independent field appraiser, when necessary.
7.	Expedited delivery of part and materials as needed.
8.	Computerized tracking and follow-up system to minimize repair time.
9.	Replacement rental vehicles.
10.

A lifetime guarantee from our network of repair shops (for as long as the insured owns the vehicle) on all physical damage body repairs and administration of manufacturer or installer’s warranty on replacement parts.

        We help our clients monitor their automobile claims losses by providing the following:

•

Technology – We built one of the first customized web-based vehicle claim assignment and delivery systems for insurance companies and corporate fleets. We use state-of-the-art technology and security for the transmission of files and records. In addition, we utilize digital cameras, Internet communication, advanced data storage and scanners for auto repair shops that are not equipped with digital cameras, to create a defined audit trail and high capacity digital storage. We provide these applications to our clients with their own private label that includes their corporate colors and logos, which makes the claims process transparent to both insurance company personnel and the insured.

•

Online, real time reporting – We provide our customers with online, real-time reports of the most critical information used in their operations. These reports include a comparison of their average paid losses (cost to repair a vehicle), cycle time (time to complete an estimate of the damage), and lost adjustment expense (cost of the repair estimate or appraisal) between the eAutoclaims network, independent appraisers and staff appraisers. This comparison allows them to see the cost saving they realize while using our outsourcing solution.

•	Audit Trail – We audit every claim that comes into our network. This helps us deliver the lowest available audited cost to our clients on every repair.

        Our system produces financial benefits for our customers as follows:

•	Our audit process reduces the average paid loss per vehicle.

•	We share a portion of the discounts obtained from the body shops with our clients based on their submitted volume.

•	With lower average paid losses, insurance companies are able to establish lower loss claims reserves. This, in turn, frees up capital and surplus allowing for lower premium rates.

•	Technology efficiencies reduce their cost of processing each file.

•

Our typically faster settlement time reduces the days of use and, therefore, the cost of rental cars and increases customer satisfaction because their repaired vehicle is typically returned to them in a shorter time.

•	Our process of claims investigation helps reduces fraudulent claims.

Application Service Provider (ASP):

        eJusterSuite® provides insurance companies with an ASP solution that fits into their current environment. Our ASP solution allows these insurance companies to utilize our advanced technology while continuing to use their staff and network of body shops. We host the data on our servers while their staff and body shop network processes the claims based on their current operating procedures and shop relationships. Under this solution, the customer pays us a click fee for each transaction they process through our system.

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

Technology Provider:

        The company has developed technologies that create efficiencies for the automobile parts industry. One new product that we believe will have a significant impact on the Company’s net financial results is “eDataTransfer.” eDataTransfer significantly reduces the customers’ costs by automating the part price lookup function when an automobile repair estimate is received from an outside party. Since the function is done programmatically, the staff time necessary to assist customers is reduced.

CUSTOMERS

        Our customers consist primarily of insurance companies, managing general agents (MGAs), third party administrators (TPAs) and managers of self-insured automobile fleets. The most recent addition is a category of customers, including ADP, that service the insurance market. We have found interest from providers that have requested proposals from us to build an application to meet their unique needs or in some cases to allow them to transact business using the eJusterSuite® application. We have built several specialty applications for companies serving the insurance industry.

        Contracts with existing clients are typically from one to five years. The first phase of the rollout with a new client starts with a 90-day pilot contract. This initial phase allows the customer to experience the reductions in appraisal expenses and realize the efficiencies offered by the eJusterSuite® application and utilization of the eAutoclaims Guaranteed Repair Network (GRN). Most of our customers are on a one to five-year contract. Pursuant to the contract we take responsibility for repairing the vehicle, and the liability to pay for the repairs performed in our network of body and glass repair providers. As a general rule, within seven days of the assignment of the vehicle to the body shop, our insurance and TPA customers pay us the completed audited repair price, before the shop discount, less the customer’s volume discount. Our fleet and glass customers generally pay us within 30 days of the repair. If a vehicle owner decides to have the vehicle repaired at a body shop that is not in the eAutoclaims network shop, we are paid a file-handling fee only.

        Integration of service partners in the eJusterSuite® application continues. In addition to a larger offering of service partners our auto glass network administration services are also a value added service to our collision management clients.

Summary of our Co-Marketing Agreement with Audatex, a Solera Company, (formally known as ‘ADP Claims Services Group’)

        On March 9, 2004, we entered into a Co-marketing agreement (the “ADP Agreement”) with ADP Claims Solution Group, Inc. (“ADP”). We granted ADP the non-transferable, non-assignable right to market and sell our web-based claims management system and related services that automates the administration, estimating, auditing, appraising and management of physical damage repair and claims processing for vehicles via a network of vendors and service partners. Pursuant to the ADP Agreement, we customize our products and private label our customized Internet applications to ADP’s specifications for use in the United States and, at the option of ADP, Canada.

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

        ADP’s responsibilities under the ADP Agreement include: (i) marketing and selling, at its discretion, the system; (ii) performing all billing and collections for its clients; (iii) allowing on-site visits at our option, no more frequently than once annually, to ADP’s places of business upon prior written notice and during normal business hours and allow us to periodically examine books and records of ADP insofar as they relate specifically to the ADP Agreement; (iv) using reasonable efforts to keep us informed as to any material problems encountered with our products and any resolutions arrived at for those problems; (v) establishing sales incentives and commission policies for its sales personnel; (vi) working with us to develop a mutually acceptable periodic reporting mechanism; and (vii) providing us, at no cost, ADP products to assist us in our internal operations. There is no minimum sales commitment by ADP under the agreement.

        Our responsibilities under the ADP agreement include: (i) assisting ADP with development of marketing materials, sales training and ongoing support for ADP sales personnel; (ii) performing client implementation, set-up training and customer support for ADP clients; (iii) performing all product maintenance support; data center operation; and customer and technical support; as well as any other function normally performed by eAutoclaims in selling, implementing, training and supporting our products; (iv) providing ongoing samples of our product literature and online sales tools for the ADP sales team and to package the ADP products with the appropriate documentation (including, product reference guides and instructions); (v) allowing a reasonable number of on-site audits and visits at ADP’s option to our places of business upon reasonable prior written notice and during normal business hours and allow ADP and/or any ADP client to periodically examine our business practices, policies and procedures and make copies of our books and records insofar as they relate to the ADP Agreement; and (vi) integrate our product in the ADP Managed Network Solution with ADP products and work with ADP to develop, implement and maintain ADP proprietary software developed by us.

        We have agreed to provide ADP with a “favored Nation” treatment, ensuring preferred pricing should the Company enter into another Co-Marketing Agreement with another organization. ADP originally had the right to terminate the Co-Marketing Agreement should we enter into a similar agreement with a direct competitor, however this provision of the agreement has been terminated since ADP CSG was sold to Audatex. The other terms of the agreement remain in-force.

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

        In May 2006, ADP Claims Services Group was acquired by Solera, Inc. a privately held company and a new-co,Audatex, a Solera Company, was established as the operating organization. When this transaction occurred, it triggered two provisions of our Co-Marketing Agreement with ADP. The first one was our right to terminate the exclusivity clause and the second was the need for us to give consent to ADP for the assignment of our Co-Marketing Agreement to another organization.

        We were not provided access to, nor were we requested to consent to, the ADP/Solera transaction prior to its closing. Thus we were unable to clearly identify how our Co-Marketing Agreement would be part of Audatex’s strategic plans. Since the closing of the transaction, the Audatex organization has had a major restructuring of its personnel, including many of the key personnel associated with our program. As a result of the aforementioned circumstances, on May 1, 2006, we chose to withhold the consent of assigning our agreement to Audatex and elected to terminate the exclusivity clause with ADP Claims Services Group. These changes had and will have a short-term negative effect on our anticipated growth in new revenues. However, since this event, we have met with and had more meaningful discussions with Audatex and now have a clearer picture of the forecasted sales goals of Audatex and their restructured sales force. Audatex has established a sales team that includes our product as part of their sales goals for the current fiscal year. The forecasted growth in the business is meaningful and we are hopeful the new growth will materialize during fiscal year 2007. While we have terminated our exclusivity with Audatex and there are no guarantees of future success, we plan to continue with the terms of the agreement and currently have no plans to terminate the Co-Marketing Agreement.

SALES AND MARKETING

        Our Sales & Marketing strategy has evolved over the past year with a greater emphasis on expansion of our Direct Sales team while continuing the expansion of our channel partner relationships. Our former channel partner, ADP Claims Services Group, was acquired by Audatex, a Solera Company. Our agreement has remained as part of the change of control from ADP CSG to Audatex and the name or the new program is the Audatex Managed Repair Solution powered by eAutoclaims.

        The transition subsequent to the acquisition of ADP Claims Services Group by Audatex had an adverse impact on the number of viable prospects in the sales pipeline as well as the number of accounts closed by our channel partner. The realignment of the Audatex sales division appears to be complete and we have begun to expand the pipeline with sizable prospects developed through the Audatex channel partnership. Audatex expects significant growth of the Managed Repair Solution business in the fiscal year 2007.

        In addition to reselling managed collision repair services, the agreement with Audatex, a Solera Company, also allows us to market Audatex Shoplink, an estimating system used by collision repair shops to produce estimates. The agreement stipulates that we will market Shoplink to shops on our collision repair network. We have a dedicated unit within eAutoclaims to focus efforts on this initiative, which generates an attractive profit margin.

        Over the past year our Direct Sales team has made significant progress to grow ASP sales revenue due to the relatively high margins generated by our ASP products. We market three ASP products including eJusterSuite®, AuditPro, and the Appraisal Management System. Each of the products can be used independently or may use other ASP modules, depending on client workflow and business needs.

        Licensing of eJusterSuite® as an ASP has been another growth product that is used by carriers who rely on existing Staff Appraisers and those who manage an existing Direct Repair Program. eJusterSuite® allows carriers to manage appraisal assignments, monitor performance of appraisal sources through various metrics, and includes access to service partners for rental car procurement, assignment to salvage vendors, police report pick-up services, and several other service partners frequently used by Insurance Adjusters.

        We are preparing to release a new module within eJusterSuite to assist carriers who use Staff Appraisers. The new module adds functionality currently not available in the industry. The innovation has been well received by existing clients who have been involved in the development of this technology. The new product is currently in beta testing and national release is expected in the first half of the fiscal year 2007.

        Our direct sales team has made progress with regard to Managed Collision Repair sales.

Growth in the Top Insurance Company Market

Firemen’s Fund Insurance Company:

        We have recently entered into a Letter Of Intent with Firemen’s Fund Insurance Company (“FFIC”) to provide FFIC with our outsourced Guaranteed Repair Network and a complete customized suite of ASP products. While there is no guaranty of a fully executed agreement and delivery of the subject services, we believe this will materialize before the end of the calendar year 2006. FFIC insisted on working directly with us as a condition to use our services, assuming we can meet or exceed certain financial requirements set by FFIC. We believe we will meet those requirements successfully.

CNA Insurance Company.

        CNA Insurance is a joint client of eAutoclaims and Audatex. The account began rolling out this past fiscal year. The original type of service provided for CNA has been our Audatex Managed Repair Solution (our outsourced Guaranteed Repair Program), however the model has recently been expanded to include more of our services that will result in much higher usage of the managed repair network. We have just recently rolled out this expansion and expect it will produce a meaningful growth in the program.

New Opportunities:

        The company continues to work with other large carriers and expects to see continued growth in this larger tier marketplace.

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

        The principal factors that help us to maintain and grow our market share are:

•	Continuous implementation of new technology to streamline the claims processing workflow for insurance adjusters;

•	Maintain attractive processing cycle time for claims; Quality of repair shop services;

•	Ability to offer nationwide access to repair facilities;

•	Processing of claims/assignment fees and charges;

•	Ability to offer new services and efficiencies while incorporating technological change into existing services;

•	Access to claim status 24/7;

•	The increase in the volume of vehicles that a repair facility can expect to repair as part of our network;

Customer Service

        Our continued growth will be dependent upon our ability to consistently deliver customer centered service at competitive prices. Our eJusterSuite® system is designed to ensure that the claims process flows smoothly and seamlessly. Our follow-up on claims assignments helps to ensure that all details of the claim will be verified to our quality standards.

        We have implemented a “Customer Service Professional” certification as part of our Associate Development Program to ensure that our employees are fully trained in the latest in customer service techniques and to help us in attaining our objective of becoming known as one of the best customer service organizations in the industry.

Employees

        As of July 31, 2006, we had 80 full-time employees. There is no union contract relating to any of our employees nor do we anticipate there to be unionization of our employees. We believe that our relationship with our employees is generally good.

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

        During fiscal 2004 we changed our corporate name from eAutoclaims.com, Inc. to eAutoclaims, Inc. We have filed for and have been granted the fictitious name EAUTOCLAIMS in the State of Florida. We also own twenty-four (24) URL Internet domain names. We maintain a website located at www.eautoclaims.com. We are not incorporating by reference any information on our website and information on our website should not be considered part of this report.

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

OPERATIONS AND TECHNOLOGY

Overview

        We have created several web-based applications that assist insurance adjusters, appraisal sources, and repair centers to efficiently and effectively conduct business. The web applications facilitate lower turn around times in settling claims through the use of digital technology integrated with the Internet. Lower average paid losses to insurance companies are achieved through extensive programmatic audits that are individually customized to the insurance company’s auditing profile. Our customers see increased workflow efficiencies created by integrating core and customized software modules (First Notice Of Loss, System Integration to eliminate re-keying, Intelligent dispatch Systems, programmatic audit, proactive reporting, e.g.,) designed to compliment the customer’s existing business system and not replace it.

        Each of our web-based products evolves through constructive feedback from our clients. We design new functionality requests in a modular approach so that any other customer can have that same functionality by a simple change in their profile. This evolution and modular integration of functionality allows us to have one of the most dynamic and versatile products in the marketplace for on line claims processing.

        All products are web based and as such, are periodically updated by us online, eliminating the need to send disks containing updates to our customers. As changes are made to any application they are deployed and realized in our programs in real time. Our existing hardware and software requirements to use any of our products are Internet Explorer 5.5 SP2 or above and an adequate Internet connection.

        Understanding the need for high reliability/availability of our customer’s data, we have a contract with a Co-Location Facility provider to install equipment in their facility. Data will be replicated between the Oldsmar, Florida, eAutoclaims Corporate Headquarters and the off site data centers. Redundancies have been built into the network topology. Real time replication exists between Oldsmar and the off site locations for all database information, photos, estimates, etc, via a secure encrypted VPN.

Products

eJustersuite®

        Our eJustersuite® application is a one call contact center solution that provides insurance adjusters the ability to take the First Notice of Loss (FNOL) and dispatch the assignment to the appraisal source of their choice (Staff Appraiser, Repair Shop, Independent Appraiser, or Desk Estimator) through geographical proximity algorithms as well as provide assignment loading criteria for each appraisal source. An Insurance Adjuster can also make real time rental car reservations and tow truck pickup arrangements for the car while the customer is on the phone. The eJustersuite® product interfaces with a multitude of partners for scene investigation, police reports, salvage partners, etc…

        eJustersuite® customers can use an innovative technology called CAsE (Customizable Assignment Entry). With CAsE the client can create their own forms based on a comprehensive collection of data elements based on the ACORD FNOL form. There are no limits on the number of forms a client can create and each form can be tailored to ensure that only the necessary information is obtained thus increasing efficiency when entering data.

AuditPro

        Our AuditPro product is an extremely versatile estimate-auditing program. Auditpro allows an insurance company to create specific auditing guideline profiles based on state, county, zip, appraisal source and a multitude of other environmental elements. The audit results are given scores based on the weighted rules of the auditing profile and expressed as both points and dollars variance. Special routing to the appropriate reviewing source is possible through a routing profile. Potential total losses could be sent to a specific adjuster or department while light impact estimates could be sent to another.

        With our ‘alias’ technology within AuditPro we are able to minimize the amount of false positives and produce a highly accurate audit result that characterizes the estimate violations based on severity and cost variance. Auditpro also has the ability for the insurance company to modify the estimate on the fly and send the corrected estimate to the appraisal source.

        Auditpro versions are available for shops and independent appraisers. Within those versions estimates can be verified against the auditing guidelines of the insurance company at the appraisal source level prior to being submitted to the insurance company.

Product Development

        We finished a proof of concept project in the second quarter of fiscal year 2004 entitled Virtual Adjuster. Virtual Adjuster allows the appraisal source the ability to communicate in real time with the call center adjuster or appraiser where both parties could see the damage to the vehicle and collaborate on the estimate while capturing the necessary screenshots and documentation required for the claim. Technology has advanced and now with higher resolution cameras and higher speed wireless devices the product can be commercialized. Through video and audio streaming technology, claims could be settled in minutes. We anticipate a production release of this product in 2007.

        We have already completed Phase 1 of our next generation eJustersuite. Rather than rewriting the application in Macromedia CFML (Current Platform) we have migrated the application to a Flash based application using Macromedia FLEX with Action Script which runs on a Java Engine. We are migrating to this technology to avoid complications with new Microsoft Internet Explorer versions with a tighter security model. The new generation application can run in any browser. The application has received complete restructuring from the Microsoft SQL Database backend to the graphical presentation layers. Abstraction between layers is accomplished using internally written CFML components (Objects).

Software Development

        We are a rapid application development environment. We use a form of agile programming methodology called extreme programming (XP) to develop our products. This XP process facilitates us working closely with our customer to ensure successful completion of our common project objectives.

        Approximately 95% of all products are written at our Oldsmar Corporate Office in Cold Fusion Markup Language (CFML) and the remaining 5% of code consist of Active Server Pages (ASP), .Net, or Visual Basic (VB). In order to reduce outside dependencies or influences on our product, we use very little code written by outside vendors.

        We have standard schemas that are used for integration with other client’s systems. This standardized interface is open and non-proprietary. We frequently make customized changes to our application to accommodate the business process needs of our customer, but each of those changes is modularized to minimize interaction with other code. Once modularized, the code is available for our entire customer base upon request.

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

        We are moving to a Service Oriented Architecture (SOA) with many of our new modifications. This SOA will allow for a myriad of functionality from the shop level to the insurance company level. These Web Services will allow for the addition and integration of new partners into our entire web based products. All services will have open Application Programmable Interfaces (APIs).

Network Infrastructure

        We have a fiber connection to the Internet with Synchronous Optical Network (SONET) technology. There are two ingress points of the fiber to the building and two egress points for the fiber at the Oldsmar, Florida corporate headquarters. In each of the Peak 10 Co-Location facilities, Charlotte and Tampa, we also have redundant SONET technology. SONET technology ensures a high availability telecommunication network is available for our application servers and our call center. Our Oldsmar facility and the Peak 10 facilities all have diesel powered backup generators that can sustain network operations indefinitely (with adequate refueling every 10 days) should a power outage occur. All mission critical equipment has dedicated APC uninterruptible power supplies (UPS). All non-mission essential computer equipment including workstations has either common UPS modules or small-dedicated units. These SONET rings carry both our voice and data traffic.

        Security and protection of customer data is also a paramount concern for our enterprise. We have in place 7/24/365 monitored Intrusion Detection Systems (IDS) that alert us to attempts to breach our security. We vigorously keep our operating systems updated with the most current security patches as well as keep our Antivirus software patterns updated and deployed to all systems within the organization.

        Our web products can be used with Secure Socket Layer (SSL) technology to ensure sensitive data is encrypted between our servers and our clients or partners. We use F5‘s Security Appliances to perform encryption and decryption thus removing unnecessary overhead from servers. We also prefer to restrict access to customer web sites through the use of IP restrictions which limit access to a specific point of origin, such as the insurance company’s corporate headquarters gateway or proxy server.

        We use Dell PowerEdge Servers, PowerVault storage devices, PowerConnect Switches, Dimension workstations within eAutoclaims. All mission critical equipment has a 4-hour support contract on it. We also use Blade Server technology that allows redundancy and high availability of our services. Network Load Balancing (NLB) is performed at Layer 2 of the OSI model between all Blades. We use Cisco for our routers and Firewalls.

        The use of Simple Network Management Protocol (SNMP) polls and traps to monitor over 300 services within our network enables the Information Technology staff to be immediately notified of an abnormal condition within the network. Restricted and secure remote administration allows for quick resolution of any issues should they occur outside of normal business hours.

        Network support staff is available on site in the Oldsmar Headquarters from 7 am EST to 6 pm EST and 1 am EST to 8 am EST (Overlapping coverage) Monday through Friday.

Security

Intrusion Detection System (IDS)

        An IDS is deployed and monitors all traffic to and from our servers. This system is monitored 7/24/365 through ProtectPoint Security services. ProtectPoint also has IDS systems installed for our equipment in Charlotte and Tampa. Regular security vulnerability penetration tests are performed each quarter to ensure effective shielding of our internal network.

Physical Security

        Corporate headquarters Network Operations Center (NOC) has RFID secure door locks. Only authorized people can access the NOC. There is also a Cipher lock on the door entering the IT department. Access to the code is on a ‘need to know’ basis. The building also has cipher locks that require unique PINs to enter. All user accounts including IT Personnel have restrictions based on job responsibility.

        Each Co-Location facility has three factor authentication, PIN, Biometric Scan, and RFID tag restricting access to our remote located servers. Each rack of servers is also confined in a cage requiring a combination to enter the cage.

        Our VPN uses two-factor authentication that include RSA tokens that restrict access to a very limited amount of users. Upon access to the VPN rights and privileges are restricted based on credentials.

        All visitors must be recorded in a visitor log upon entering the facility. Visitor passes are provided that must be worn at all times. Contractors are also logged and given contractor badges that must be worn at all times.

Data Security

        We take the following precautions to help assure continuous service in the event of catastrophic events such as fire, water intrusion or loss of power and the prevention of data loss:

        All data and program code is backed up nightly to LTO tape. One month of historical data is maintained with the previous weeks backups stored in an off site Category 5 Shelter location. A Grandfather, Father, and Son scenario is used for tape backups so three generations of data are available at any one point in time.

        We also have a real time replicated copy of all uploads to the servers in the Tampa Peak 10 facility. SQL Log shipping also ensures all data is stored remotely.

        Taking redundancy to another level, we also have installed a TimeSpring SQL Monitoring server that enables us to access up to one week’s worth of data on a transaction-by-transaction level.

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

         We have redundant Internet circuits with separate fiber paths to our building.

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

        Notwithstanding such safeguards and procedures, like with all online systems providers, a successful unauthorized access to sensitive data or a destructive virus attack on our infrastructure is possible. A malicious unauthorized access or effective virus could adversely affect our internal business processes and our customer’s access to our computer systems. With contingency planning using three redundant sources of operations we would anticipate the interruption to be minimal.

Risks

        We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our products and services. Rapidly changing technology, evolving industry standards, and changing customer demands characterize the market in which we compete. Accordingly, our future success will depend on our ability to:

•	Adapt to rapidly changing technologies

•	Adapt our services to evolving industry standards

•	Continually improve the performance, features and reliability of our service in response to competitive service and product offerings and evolving demands of the marketplace.

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

        Certain jurisdictions could adopt laws directed at the auto insurance industry, which could affect our business in an unforeseen and adverse manner. A couple of states have pending or proposed legislation that, if adopted, could adversely affect our business model. To date, industry trade associations have been successful in preventing the passage of unfavorable legislation.

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

ITEM 1A.   RISK FACTORS

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

        If the repairs are not completed correctly, and the vehicle must be sent to another repair shop for repairs to be performed, we must pay for the repairs to be completed again. This cost is not passed on to the insurance company but is a risk that we bear. We control this risk by monitoring work performed by the repair shops, monitoring customer complaints, reviewing the repair shop history and actual site visits to repair shops. We add or remove repair shops from our network based on our review of the repair shop’s performance. We eliminate repair shops that we feel are not providing repair work up to its standards. Repairs are approved by customers upon retrieval of their vehicle. We constantly review and revise our network to determine if repair shops included should be removed. We have the risks and rewards of ownership such as the risk of loss for collection, delivery or returns.

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

We are dependent on only a few customers for a substantial portion of our revenue.

        During the year ended July 31, 2006, we derived 52% and 9% of our revenues from two customers. The contract with our largest customer automatically renewed for a period of one year in April 2006. The business associated with this client has been sold by the client to a third party and we subsequently assigned the agreement to this new entity. While we have been working with the new owner to create a new contract, the client has begun working with us to migrate the data hosted by us to their proprietary in house system. We do not anticipate any short term loss of business from this client. In fact, the client is evaluating using our services for their other existing business, which would represent a material growth opportunity if attained. However, there is no commitment at this time and we cannot guarantee that any new contract, if received, will be a long term contract representing significant business, or that any new contract will be on more favorable terms.

Our recent agreement with Audatex (formerly ADP Claims Services Group) may not be profitable for us.

        We may not be successful in commercially exploiting the Audatex Agreement. Although we have achieved certain milestones and met certain conditions for the continuation of this agreement, positive results of this program are not assured. There is no requirement that Audatex refer a minimum number of claims to us under the Agreement. There is no assurance we will achieve the anticipated revenues, gross margins or profits anticipated under this Agreement. Audatex has the ability to cancel this Agreement, which would adversely affect our business prospects. Our Agreement with Audatex will result in a different revenue recognition model for claims processed through the Audatex system. Because Audatex is the obligor to make the payments directly to the repair shops we will only recognize our portion of the net revenues from sales under this agreement. Thus, our revenue will not grow as significantly as in the past, if and when we generate more business with Audatex. However, our margins would grow significantly if and when we generate more business with Audatex.

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

        Because the auto collision claims service industry is highly competitive and has low barriers to entry, we cannot assure you that we will be able to compete effectively. We are aware of two other companies that offer internet-based services similar to ours. These competitors provide their services primarily to the fleet management and auto glass industries. All of these competitors have been in business longer than we have and have significantly greater assets and financial resources than currently available to us. We expect competition to intensify in the Internet-based segment of this industry as current non-Internet competitors expand their market into the Internet and new competitors enter the market utilizing the Internet. We cannot assure you that we will be able to compete successfully against current or future competitors. Competitive pressures could force us to reduce our prices and may make it more difficult for us to attract new customers and retain current customers. The principal competitive factors for our services are:

•	turn around time for claims processing;

•	quality of repair shop services;

•	ability to offer nationwide access to repair facilities;

•	claims processing fees and charges;

•	ability to offer new services and incorporate technological change into existing services;

•	24/7 access to status of claim;

•	volume of repair claims a repair facility can expect to support discount amounts.

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

        We believe our future success will depend in part on the following:

•	the continued employment and performance of our senior management,

•	our ability to retain and motivate our officers and key employees, and

•	our ability to identify, attract, hire, train, retain, and motivate other highly skilled technical, managerial, marketing, and customer service personnel.

Our business will suffer if our independent automobile collision repair shops do not provide good service.

        We currently have relationships with approximately 2,500 independently owned and operated body shops upon which we depend to perform quality repair services at a reasonable cost and in a timely manner. Although we monitor the quality and timeliness of their services and can terminate our relationship with those shops that do not meet our standards, we do not have meaningful control over the quality of their services. Poor workmanship or service by any of these shops can adversely affect our relationships with customers and could cause them to stop dealing with us or reduce the amount of business that they do with us. In addition, because we assume the responsibility for the quality of repairs, poor workmanship and inferior work can negatively affect our financial position because of the additional costs we incur in properly repairing an automobile.

If we fail to adequately protect our trademarks and proprietary rights, our business could be harmed. Our rights to our service marks are uncertain.

        The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Although we were granted supplemental registration rights for eAutoclaims.com®, our service mark applications for eAutoclaims.com and Bricks to Clicks on the primary federal register were rejected, however this product is no longer in service and has been replaced by our latest product eJusterSuite®, which we received a Federal Registration Certificate for on June 15, 2005. We have been involved in litigation regarding the rights to use the name eAutoclaims.com. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we may in the future offer our products and services. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary right is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

        Litigation regarding intellectual property rights is common in the software and technology industries. We may in the future be the subject of claims for infringement, invalidity, or indemnification claims based on such claims of other parties’ proprietary rights. These claims, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, or require us to enter into royalty or licensing agreements. There is a risk that such licenses would not be available on reasonable terms, or at all. Although we believe we have the ability to use our intellectual property to operate and market our existing services without incurring liability to third parties, there is a risk that our products and services infringe the intellectual property rights of third parties.

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

        Our information systems, including our accounting systems, are dependent, to an extent, upon third-party software, global communications providers, telephone systems and other aspects of technology and Internet infrastructure that are susceptible to failure. Although we have implemented redundant systems and network security measures, our information technology remains susceptible to outages, computer viruses, break-ins and similar disruptions that may inhibit our ability to provide services to our customers and the ability of our customers to access our systems. In addition, because we are located in Florida we are susceptible to power disruptions and outages due to hurricanes and other weather events. This may result in the loss of customers or a reduction in demand for our services. If disruption occurs, our profitability and results of operations may suffer.

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

        Many of our contracts with customers provide for payment to us for vehicle repairs at the time the repair cost has been determined. Under these agreements, we bear all risks associated with the repair of the vehicle beginning with receipt of payment from our customer. Historically, approximately two percent (2%) of policyholders fail to have the vehicle repaired after filing a claim with their insurance carrier. Although we bear the risk of these repairs, it is not entirely clear as to when, or if, we are entitled to hold these payments. It is possible that other parties (i.e. the insurance carrier, the repair facility or the individual automobile owner) may claim that they are entitled to such funds. The policyholder often saves for the deductible portion of their claim, which can result in a long period of time between the time they file their claim and the time that the vehicle is repaired. Because of the uncertainty as to if we may be required to make these payments, when we may be required to make them, and who we may be required to pay, we book such amounts as accounts payable in our financial statements. As of July 31, 2006, approximately $3,188,328 of our accounts payable consisted of advance payments. Although management believes we are entitled to hold such funds due to the risk we assume for repair of a vehicle, there is no assurance that customers will agree with our position. Should we be required to issue payment for all such amounts at one time, we may not be able to do so.

Risks Related to the Internet

The Internet could become subject to regulations that affect our business.

        Our business relies on the Internet and other electronic communications gateways. We intend to expand our use of these gateways. To date, the use of the Internet has been relatively free from regulatory restraints. However, legislation, regulations, or interpretations may be adopted in the future that constrain our own and our customers’ abilities to transact business through the Internet or other electronic communications gateways. Legislation or other attempts at regulating commerce over the Internet could impair the growth of commerce on the Internet or could impose licensing or other requirements that could increase our cost of providing Internet-based services.

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

Our future success will depend on the Internet’s ability to accommodate growth.

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

        Our future revenues and any future profits will be dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by consumers. No standards have yet been widely accepted for the measurement of the effectiveness of Internet sales, and there can be no assurance that such standards will develop sufficiently to support Internet sales as a purchasing medium. Rapid growth in the use of and interest in the Internet, and other online services is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products. We rely, and will continue to rely, on consumers who have historically used traditional means of commerce to purchase merchandise. For us to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information. There can be no assurance that our customers will accept the Internet as a means to purchase the Company’s services or that our customers will adopt its systems as a means to purchase services.

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

        The market price for our Common Stock is volatile and subject to wide fluctuations in response to factors including the following, some of which are beyond our control, which means our market price could be depressed and could impair our ability to raise capital:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet and/or online commerce industries;

•	changes in the economic performance and/or market valuations of other Internet, online commerce companies;

•	additions or departures of key personnel.

Our Certificate of Incorporation limits director liability thereby making it difficult to bring any action against them for breach of fiduciary duty.

        As permitted by Nevada law, the Company’s Certificate of Incorporation limits the liability of directors to the Company or its stockholders for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances. As a result of the Company’s charter provision and Nevada law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

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

        The Securities and Exchange Commission (the “Commission”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities.

We have never paid dividends on our Common Stock and do not expect to pay any in the foreseeable future.

        A potential purchaser should not expect to receive a return on their investment in the form of dividends on our Common Stock. We have never paid cash dividends on our Common Stock and we do not expect to pay dividends in the foreseeable future.

Substantial sales of our Common Stock could cause our stock price to rapidly decline.

        The market price of our Common Stock may fall rapidly and significantly due to sales of our Common Stock from other sources such as:

•	The sale of shares of our Common Stock underlying the exercise of outstanding options and warrants.

•	The sale of shares of our Common Stock, which are available for resale under Rule 144 or are otherwise freely tradable and which are not subject to lock-up restrictions.

        Any sale of a substantial amount of our Common Stock in the public market, or the perception that these sales might occur, whether as a result of the exercise of outstanding warrants or options or otherwise, could lower the market price of our Common Stock. Furthermore, substantial sales of our Common Stock by such parties in a relatively short period of time could have the effect of depressing the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.

Anti-dilution rights granted to certain investors may cause substantial dilution to our other stockholders.

        Certain previous capital raises included the issuance of warrants which contained “full ratchet” anti-dilution protection to avoid dilution of the equity interest represented by the underlying shares upon the occurrence of certain events, including the issuance of equity securities if an issuance, conversion or exercise price was less than $0.30. As a result of this provision, an equity raise in early 2005 where the offering price was $0.16 triggered the re-pricing of these previously issued warrants to $0.16. In addition warrant holders from offerings done in 2004 and 2005 are entitled to demand registration rights for a two year period and we are subject to liquidated damages if we do not maintain the effectiveness of the subject registration statement. Our Common Stock currently trades at a price approximating $0.16 per share. If we need to raise additional capital to meet current working capital requirements, this may trigger the anti-dilution rights of previous investors, which may result in additional dilution to our current shareholders.

The forward-looking information in this Form 10-K may prove inaccurate.

        This Form 10-K contains forward-looking statements and information that are based on management’s beliefs as well as assumptions made by, and information currently available to, management. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” and, depending on the context, “will” and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements and information.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.   DESCRIPTION OF PROPERTY

        Our main offices are located at 110 East Douglas Road, Oldsmar, Florida 33467. In December 2005 we completed a transaction whereby we exercised our option to purchase the entire facility and, as part of a simultaneous closing process, immediately sold the facility to a third party buyer. As part of the transaction we entered into a new 7-year lease with the new owner. Our rent, including applicable taxes, begins at $21,694 per month in the first year and increases 3% each year through the remaining life of the lease.

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

        None during the fourth quarter of the fiscal year ended July 31, 2006.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Value

        Our Common Stock is traded on the OTCBB under the symbol “EACC.OB”. The following table sets forth, the high and low bid prices of the Common Stock for the periods shown as reported by the National Quotation Bureau. The bid prices quoted on the OTCBB reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	High Bid	Low Bid
Fiscal Year Ended July 31, 2005
First Quarter (August 1, 2004 to October 31, 2004)	0.37	0.19
Second Quarter (November 1, 2004 to January 31, 2005)	0.29	0.18
Third Quarter (February 1, 2005 to April 30, 2005)	0.29	0.12
Fourth Quarter (May 1, 2005 to July 31, 2005)	0.20	0.10

Fiscal Year Ended July 31, 2006
First Quarter (August 1, 2005 to October 31, 2005)	0.22	0.15
Second Quarter (November 1, 2005 to January 31, 2006)	0.36	0.18
Third Quarter (February 1, 2006 to April 30, 2006)	0.34	0.22
Fourth Quarter (May 1, 2006 to July 31, 2006)	0.27	0.16

        During the quarter ended July 31, 2006 we issued 135,940 shares of common stock to three Directors and the Chairman of the Board for services rendered in accordance with the approved Board compensation plan.

Holders

        As of July 31, 2006, we had approximately 232 common shareholders of record.

Dividends

        We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of July 31, 2006.

Plan Category	Number of Securities To be Issued Upon Exercised of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))

Equity Compensation Plans
Approved by
Stockholders	1,291,000	$0.41	10,821,516 (4)

Equity Compensation Plans
Not Approved by
Stockholders (1) (2) (3)	5,154,683	$0.10	N/A

Total	6,445,683	$0.16

__________________________
(1)	Includes options issued to our Chairman of the Board at $.01, and options issued to employees.

(2)	Includes 3,000,000 shares that may be issued in connection with a change of control, and 150,000 shares to be issued per management contracts.

(3)	Excludes 22,669,635 warrants issued to investors in connection with capital raising transactions not approved by our stockholders.

(4)	Based on a Board of Directors imposed limit of 15%, not the 20% shown in the approved plan.

ITEM 6.   SELECTED FINANCIAL DATA

        The selected financial data set forth below is derived from financial statements that have been audited by Goldstein Golub Kessler LLP, independent registered public accounting firm. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with our financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report.

EAUTOCLAIMS, INC.

SUMMARY FINANCIAL DATA

Year Ended July 31,	2006	2005	2004	2003	2002

Total revenue	$15,620,681	$14,651,232	$27,160,682	$34,061,072	$32,283,363

Expenses:
Claims processing charges	10,178,094	11,029,261	22,130,634	28,323,741	27,293,568
Selling, general and administrative	6,595,442	5,554,430	6,417,316	6,418,911	8,114,580
Depreciation and amortization	459,133	511,812	515,813	490,935	530,618
Amortization of beneficial conversion
feature on convertible debentures and
fair value of warrants issued in
connection with debentures			307,694	11,738	555,551

Total expenses	17,232,669	17,095,503	29,371,457	35,245,325	36,494,317

Net loss	$(1,611,988)	$(2,444,271)	$(2,210,775)	$(1,184,253)	$(4,210,954)

Adjustment to net loss to
compute loss per common share:
Preferred stock dividends		(50,655)	(95,518)	(101,296)	(570,997)
Dividend to unit holders	(557,833)	(986,623)

Net loss applicable to common stock	$(2,169,821)	$(3,481,549)	$(2,306,293)	$(1,285,549)	$(4,781,951)

Loss per common share – basic and diluted	$(0.03)	$(0.08)	$(0.09)	$(0.06)	$(0.32)

Weighted-average number of common
shares outstanding–basic and diluted	70,822,785	44,905,261	26,308,434	20,209,634	14,813,549

Balance Sheet Data:

	July 31, 2006	July 31, 2005	July 31, 2004	July 31, 2003	July 31, 2002

Cash	1,524,239	306,280	415,549	226,161	44,655
Working capital (deficit)	(2,316,995)	(3,920,087)	(3,190,515)	(4,992,541)	(4,483,740)
Total assets	3,962,455	3,120,121	3,482,149	3,757,512	3,403,826
Debt and capital lease obligations	22,237	108,979	495,621	86,325
Total stockholders equity (deficiency)	(534,849)	(2,012,050)	(1,493,084)	(2,910,932)	(2,365,818)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

        The following discussion and analysis should be read in conjunction with our audited financial statements as of July 31, 2006 and the notes thereto, all of which financial statements are included elsewhere in this form 10-K. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Description of Business” and elsewhere in this Form 10-K.

        The statements that are not historical constitute “forward-looking statements”. Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as “expects”, “intends”, “goals”, “estimates”, “projects”, “plans”, “anticipates”, “should”, “future”, “believes”, and “scheduled”.

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

OVERVIEW

        We are a business-to-business e-commerce company that uses the Internet to streamline and lower the overall costs of automotive repair paid by insurance companies, managing general agents (MGA) and third party claims administrators (TPA) and self-insured automobile fleet management companies. We are establishing ourselves as the preeminent service provider for the automobile insurance industry, providing a seamless back-end infrastructure that links thousands of collision repair shops and support facilities. We provide a proprietary, cost-effective and highly advanced system for the processing and ultimate repair of claims for damaged vehicles filed by policyholders of our insurance company clients. We receive revenues from insurance companies for repairs completed by members of our network of repair shops. We approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle and glass repair through our provider network accounts for 78%, 85%, , and 91% of the revenue for the years ended July 31, 2006, 2005 and 2004, respectively. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $65 per claim depending upon the level of service required. For the years ended July 31, 2006, 2005, and 2004, 18%, 15% and 9% of the revenue has been received from claims processing fees and other income, respectively.

MANAGEMENT’S OPERATING PLAN

        Management has taken specific actions to ensure the continued growth in the claims processing business that we experienced in fiscal year 2006, when we recorded a 27% increase in the number of assignments going to our network of shops. However, with the revenue recognition on our channel partner sales being recorded at net, the revenue growth is presented as a minimal gain over fiscal year 2005. We continue to focus much of our effort in making the migration to the larger insurance company market. This is evident by our recent execution of a Letter Of Intent with Firemen’s Fund Insurance Company and the expansion of services with CNA Insurance Company. We continue to work in this larger market place and while there are no guarantees, we expect to see continued success in fiscal year 2007.

        The transition of the channel partner relationship from ADP Claims Services Group to Audatex resulted in less sales and revenue being produced in fiscal year 2006 than we had anticipated. Although it created a reduced sales pipeline and caused us to maintain sales support staff in a less productive capacity, we have completed recent meetings with the sales leadership of Audatex and have been given the forecasted revenue goals for fiscal year 2007. We believe that these goals, if achieved, will have a material positive impact on the partners sales revenues for fiscal year 2007.

        As mentioned earlier, in May 2005, ADP Claims Services Group was acquired by Solera, Inc. a privately held company and a new-co, Audatex, a Solera Company, was established as the operating organization. When this transaction occurred, it triggered two provisions of our Co-Marketing Agreement with ADP. The first one was our right to terminate the exclusivity clause and the second was the need for us to give consent to ADP for the assignment of our Co-Marketing Agreement to another organization.

        Since the closing of the transaction, the Audatex organization has had a major restructuring of its personnel, including many of the key personnel associated with our program. As a result of the aforementioned circumstances, on May 1, 2006, we chose to withhold the consent of assigning our agreement to Audatex and elected to terminate the exclusivity clause with ADP Claims Services Group. These changes had a short-term negative effect on our anticipated growth in new revenues. Since that time we have worked with Audatex to develop a forecast of anticipated sales for the next 12-months. Our mutual expectation is to have significant growth with this channel partner in fiscal 2007 and we have no plans to terminate the Co-Marketing Agreement, however we have maintained our right for a non-exclusive relationship.

        Specifically, management is taking the following actions that are expected to positively impact our financial position in fiscal 2007:

•	Direct Sales Channel:

•

As previously mentioned, we have entered into a Letter Of intent with Firemen’s Fund Insurance Company (“FFIC”). FFIC is working in good faith to use our core services of our outsourced Guaranteed Repair Network and a full suite of ASP tools. While there is no guarantee and we must meet certain conditions set forth by FFIC, we expect this account will roll out before the end of the calendar year 2006.

•

While we have focused much of our efforts over the past two years on the building of clients through the ADP/Audatex Co-Marketing Agreement for our Collision Management product, we continue to market our services to the insurance industry through our direct sales channel. We continue to make sales progress in this area. One specific new client is a meaningful size carrier who entered into an annual contract and is testing our product in a district office, utilizing our network of shops and traditional eJusterSuite product. While this test is in its early stages and there are no guarantees the client will expand the program, the early test results have been very positive. Should this test continue to yield such results, the client would likely roll the program out to all of its district offices over the course of the calendar year 2007. The potential sales volume and the full revenues of our direct sales channel model would make this account’s contribution to profit the most material of all current clients under contract, including our clients from the ADP/Audatex Co-Marketing Agreement.

•

Expansion of Sales Staff – We have recently expanded our direct sales staff and plan to further increase our sales force in the market place. With the recent success of adding new larger clients and the improvement of our balance sheet, management believes we will have greater success in the direct sales channel.

•

Expansion of CNA Insurance Company’s business in the second quarter of fiscal year 2007. This Co-Marketing Account with Audatex was rolled out during the past fiscal year. The account recently agreed to expand its business with us by adjusting the method by which our outsourced services are offered. This change is expected allow the account to mature to its full potential with our expanded service.

•	Management is exploring possible new or additional strategic partners in the industry who have a large client base and represent additional new sales with a short sales cycle & acquisition cost.

Since August 2004 the ADP/Audatex Agreement has produced twenty signed pilot agreements with insurance companies or third party administrators, and has produced seven annual agreements after the pilot periods were completed The company recently rolled out a new client with Audatex and has seen the beginning of a new sales pipeline.

•

Rolling out Higher Margin Product Lines – Management continues to make progress in building our operating margins by focusing on higher margin products. The results have been an increase in gross margin to 32% for the fiscal year ending July 31, 2006 as compared to 25% for the fiscal year ending July 31, 2005. While future reports on margin will be influenced by the revenue recognition related to the Audatex Co-Marketing Agreement or with other possible partners, the greatest impact to the margin increase in fiscal 2006 was from the sales of higher margin products. Management is leveraging internally developed ASP/technologies that will allow other companies in related industries to significantly reduce labor costs and improve operating efficiencies, as is the case with our recently announced new product “Audit Pro”, a programmatic electronic estimate auditing tool. Many of these technologies have already been implemented in our operating processes and have shown themselves to be of significant value. By modifying the interface to these technologies, we can produce significant click fee revenue without adding significant operating costs. The target market for these technologies will include a wide range of organizations, including the largest (tier 1) insurance companies. Our management believes this additional product line will result in a greater growth in high volume, high margin revenues that will have a meaningful impact to our bottom-line. While there are no guarantees these transactions or that the new business will mature, management believes this will be a growth market for us in the future.

•

Expansion of Product Offering – We are exploring new product lines to offer to existing and new clients that are congruent to our business model. We are exploring partnering options to reduce market entrance expenses to ensure a quicker return on investment. This gives us the opportunity to expand our relationship with existing clients by integrating new products into the current mix, thereby expanding and adding revenue streams, while at the same time allowing us the opportunity of increasing the value of our customer relationship.

•

Reduction in Direct Processing Expense – We have recently begun an initiative into automating additional parts of our processing business. We expect the end result will be a net reduction in direct expense.

•

Previously Increased Working Capital – In March 2006, as part of a special warrant exchange program, a significant number of outstanding warrants were exercised by current investors. This resulted in our receiving more than $1.7 million of additional capital. While we believe that this will be sufficient for our working capital needs for the foreseeable future, we continue to explore all options in the event additional financing becomes necessary.

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

        Revenue is recorded at gross in the areas of collision and fleet repairs. It also records at gross in certain glass repair transactions. Revenue is recorded at gross in these areas when:

•	We are the primary obligor in the arrangements. We are responsible for the quality of the repair and must satisfy the customer if the body shop fails to repair the vehicle properly.

•

We have latitude in establishing price. The price is established based on our audit of the repair estimate submitted by the repair facility. The repair facility cannot begin the repair until an agreed upon price is established between the facility and us.

•

We control what is repaired with the contracted shops, as we audit the estimate submitted by the repair facility. We must agree that the repair is reasonable and necessary before the repair facility is allowed to proceed with the work being requested.

•	We have discretion in supplier selection. Through the use of software, we prioritize which repair facility is used based on the efficiency and effectiveness of the repair facility, and

•	We have credit risk. We are responsible to pay the repair facility even if the customer does not pay for the repair.

        We record revenue net of the repair costs in certain glass transactions when the supplier, not us, is the primary obligor in an arrangement, the amount we earn is fixed or the supplier has credit risk. This occurs when the repair has been performed before it is referred to us. When we receive notice of the transaction, we call the glass repair facility to ask them to become part of our network and to negotiate a better price on the repair. If we are able to negotiate a better price for the customer we keep a portion of the added discount. In that situation the revenue is recorded net of the repair costs even though we pay for the entire claim and is reimbursed by the insurance company, since we did not have the risk of loss and are not responsible for the repair.

        The revenue generated from the co-marketing agreement with Audatex is recorded net of the repair costs because in the agreement we are performing a fee for service. The insurance company is the customer of Audatex, who will be collecting the revenue and paying the shop. The first claims from this agreement were processed in the fiscal year ended July 31, 2005.

        We maintain an allowance for doubtful accounts for losses that we estimate will arise from the customers’ inability to make required payments. Collectibilty of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At July 31, 2006 the allowance for doubtful accounts was approximately $170,000.

Accounting for Income taxes:

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $10,499,000 at July 31, 2006. The valuation allowance consists mainly of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance is necessary because the use of these deductions is not reasonably assured since we have not yet returned to profitability.

Valuation of long-lived assets:

        We identify and record impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. We periodically evaluate the recoverability of our long-lived assets based on expected undiscounted cash flows, and recognize impairment, if any, based on expected discounted cash flows. Factors we consider important which could trigger an impairment review include the following:

•	Significant negative industry trends

•	Significant underutilization of the assets

•	Significant changes in how we use the assets of our plans for their use.

        At each balance sheet date, we evaluate the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that affect the continuity of the business. No charge for impairment of goodwill was deemed necessary as a result of that evaluation as of July 31, 2006.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2006, Compared to Fiscal Year Ended 2005

REVENUE

        Excluding the gain on the sale of the building of $756,943, total revenue for the year ended July 31, 2006 was approximately $14.9 million, which consists of approximately $10.9 million in collision repair management for insurance companies, approximately $0.3 million in auto glass repairs, approximately $0.9 million in fleet repairs and approximately $2.8 million in fees and other revenue. Total revenue for the year ended July 31, 2005 was approximately $14.6 million, which consists of approximately $11.2 million in collision repair management for insurance companies, approximately $0.5 million in auto glass repairs, approximately $0.7 million in fleet repairs and approximately $2.2 million in fees and other revenue. Total revenues, excluding the gain on the sale of the building, increased approximately $0.2 million or 1.46% over the approximately $14.6 million for the year ended July 31, 2005. This increase is primarily the result of increased fee revenues received in the year ended July 31, 2006. During the year ended July 31, 2006 we derived 52% and 9% of our revenue from two customers. The contract with our largest customer automatically renewed for a period of one year in April 2006. The business associated with this client has been sold by the client to a third party and we subsequently assigned the agreement to this new entity. We have been working with the new owner to create a new contract. While we do not anticipate any short term loss of business from this client and expect we will receive a new servicing contract, we cannot guarantee that the new agreement will be a long term contract with the new client, or that any new contract will be on more favorable terms.

        Collision repair management revenue decreased approximately $300,000 to approximately $10.9 million for the year ended July 31, 2006 compared to approximately $11.2 million for the year ended July 31, 2005. Included in these figures is revenue earned from repairs processed for clients acquired as a result of the ADP/Audatex Co-Marketing Agreement. As previously disclosed, this revenue is recorded at net, which significantly reduces the amount of gross revenue reported, although the overall gross margin is increased as a result of not having to pay the shops for the work performed. In the year ended July 31, 2006, we earned approximately $711,000 in net revenue from clients acquired as a result of the agreement with ADP/Audatex. This additional revenue resulted in the gross margin percent for collision management to increase from 13% to 16% for the year ended July 31, 2006.

        Fees and other revenue increased approximately $600,000 from $2.2 million for the year ended July 31, 2005 to $2.8 million for the year ended July 31, 2006. This increase is primarily a result of additional revenue earned from current clients by taking increased numbers of first notice loss reports as a result of damages sustained by consumers due to the hurricanes of 2005. Total first notice of loss revenue was approximately $407,000 higher in the year ended July 31, 2006 than for the previous year. We also experienced an increase in our click fee revenue of approximately $118,000 in the year ended July 31, 2006 over the year ended July 31, 2005. This growth was primarily from our regular click fee assignments, however we also had increases in our Audit Pro revenue as well as increases in revenue from assignments to our network of independent appraisers.

        The glass repair revenue decreased by approximately $200,000, from $.5 million in fiscal year 2005 to approximately $.3 million in fiscal year 2006. This decrease is due to the reduction in claim volume for our existing customers. Our largest glass customer, who was recently acquired by a third party, terminated their contract on June 1, 2006, due to their desire to consolidate their glass processing consistent with methods currently in use by the acquiring entity. We continue to pursue additional glass customers as the glass repair business complements our core business and allows our customers to use a single source for all their repair needs.

        Fleet repair revenue increased approximately $200,000, from approximately $718,000 in fiscal 2005 to approximately $916,000 in fiscal 2006. This increase represents additional business from our existing customers.

        Our gross margin in fiscal year 2006, adjusted for the revenue earned on the sale of the building, increased to 32% as compared to 25% in fiscal year 2005. This significant increase of 7% is partially the result of recognizing revenue at net for clients acquired as result of our Co-Marketing Agreement with Audatex. The margin has also increased as a result of our success in selling additional products with higher margins to our existing customers.

EXPENSES

        Claims processing charges include the costs of collision, fleet and glass repairs paid to repair shops within our repair shop network, as well as the cost of the estimating software sold to our network of shops. Claims processing charges for the fiscal year 2006 were approximately $10.2 million, or 65% of total revenue, compared to $11.0 million, or 75% of total revenue in fiscal 2005. The decrease in claims processing charges as a percentage of total revenue is a result of the change in the product mix with a higher percentage of higher margin products as compared to lower margin products. This also includes the growth in click fees, which are fees charged when a client uses our technology that has little to no associated cost of sale.

        We currently have approximately 2,500 affiliated repair facilities in our network for claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. We are dependent upon these third party collision repair shops for insurance claim repairs. If the number of shops or the quality of service provided by collision repair shops fall below a satisfactory level leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and providing staff inspections of our network shops and, if required, establish similar relationships with other collision repair shops.

        Selling, general and administrative (SG&A) expenses is mainly comprised of salaries and benefits, facilities related expenses, telephone charges, professional fees, advertising costs and travel expenses. SG&A expenses for the year ended July 31, 2006 were approximately $6.6 million or 42% of revenue compared to approximately $5.6 million or 38% of revenue for the year ended July 31, 2005. During the year ended July 31, 2006 and 2005 we incurred payroll related expenses of approximately $ 4.4 million and approximately $3.5 million, respectively. Payroll expenses for fiscal 2006 include approximately $600,000 of non-cash compensation paid in accordance with management employment agreements. Higher costs for benefits, recruiting expenses and increased payroll necessary to process higher claim volumes account for an additional $300,000 of increased costs over fiscal 2005. In addition to payroll and benefit costs, we incurred higher costs for telephone expense as well as higher rent associated with our new lease agreement. These costs were approximately $100,000 higher in fiscal 2006 compared to fiscal 2005. We also incurred approximately $200,000 less expense in the year ended July 31, 2006 for travel and consulting expenses as compared to the year ended July 31, 2005.

        SG&A expenses for the year ended July 31, 2006 included non-cash of expenses of approximately $791,000. These non-cash charges include approximately $795,000 for stock issued to directors for board services and stock issued in accordance with management employment agreements, approximately $34,000 for expensing of stock options as required by FAS123R (revised 2004), and approximately $900 for stock issued in lieu of a cash interest payment. There was also a reduction in the allowance for doubtful accounts of $38,000. SG&A expenses included non-cash charges of approximately $290,000 for the year ended July 31, 2005. These non-cash charges include approximately $220,000 of stock issued for legal, board and professional services as well as approximately $23,000 of stock issued in lieu of a cash interest payment. There was also an increase in the allowance for doubtful accounts of $47,000.

        Also included in the SG&A expense for fiscal year 2006 is interest expense related to a bridge loan and capital leases. This interest expense was approximately $43,000, of which approximately $15,000 relates to interest on the bridge loan. Interest expense for fiscal 2005 was also approximately $43,000 for a loan, capital leases and a convertible note payable. We earned approximately $9,000 in interest income on our cash reserves in the year ended July 31, 2006 compared to no interest earned in the year ended July 31, 2005.

        Depreciation of property and equipment of approximately $459,000 was recognized in the year ended July 31, 2006. This was compared to approximately $512,000 of depreciation in the year ended July 31, 2005.

NET LOSS

        We recognized a net loss of approximately $1.6 million and $2.4 million for the years ended July 31, 2006 and 2005, respectively. Included in the net loss number for fiscal year 2006 is a gain on the sale of the Oldsmar facility of approximately $757,000. Also included in these numbers are non-cash expenses of approximately $1.2 million and $800,000 for the years ended July 31, 2006 and July 31, 2005, respectively.

Fiscal Year Ended July 31, 2005, Compared to Fiscal Year Ended 2004

REVENUE

        Total revenue for the year ended July 31, 2005 was approximately $14.7 million, which consists of approximately $11.2 million in collision repair management for insurance companies, approximately $0.5 million in auto glass repairs and approximately $2.9 million in fleet repair management and other repairs and fees. Total revenue for the year ended July 31, 2004 was approximately $27.1 million, which consists of approximately $22.7 million in collision repair management for insurance companies, approximately $1.2 million in auto glass repairs and approximately $3.2 million in fleet repair management and other repairs and fees. Total revenues decreased approximately $12.5 million or 46% compared to approximately $27.1 million for the year ended July 31, 2004. This decrease is primarily the result of the loss of revenues from our two largest clients. During the year ended July 31, 2005 we derived 55% and 8% of our revenue from two customers. In October 2003 our largest client announced they were selling one-half of their U.S. auto physical damage business to another insurance carrier. As a result of this, we have experienced approximately an $8.4 million or 51% decrease in the revenue from that customer between fiscal years ended July 31, 2004 and 2005. In August 2005 this same customer announced that they had sold the remaining half of their U.S. auto physical damage business to another U.S. insurance carrier. We have not experienced any revenue loss to date as a result of this transaction and do not anticipate any significant loss of business throughout the duration of our contract, which ends in April 2006. We are unsure whether we will continue to service this new carrier after the contract period concludes and, if so, at what volume level. However, the positive financial results experienced by the customer of the business in question create the possibility of obtaining additional business from the purchaser. We also experienced a decrease in revenue from our second largest customer because of a change in their state’s legislation regarding a special type of insurance policy requiring a direct repair network. We experienced approximately a $2.6 million or 69% decrease in the revenue from that customer between fiscal years ended July 31, 2004 and 2005. We anticipate meaningful growth in new clients based on the early results of our co-marketing agreement with ADP Claims Services Group. However, because of the competitive nature of our business and the uncertainty of bringing on enough business to offset the loss of business, we were unable to replace revenues quickly enough to reach profitability.

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

EXPENSES

        Claims processing charges include the costs of collision, fleet and glass repairs paid to repair shops within our repair shop network, as well as the cost of the estimating software sold to our network of shops. Claims processing charges for the fiscal year 2005 were approximately $11.0 million compared to $22.1 million in fiscal 2004. This is a decrease in total costs of 50% and a decrease in the percentage of claims costs compared to total revenue from 81.5% in fiscal 2004 to 75.3% in fiscal 2005. This reduction in claims processing charges as a percentage of total revenue is a result of the change in the percentage of revenue generated from higher margin products as well as the increased emphasis on click fees. If revenues from customers generated by the ADP Co-marketing agreement grow as management expects, the margins will continue to increase.

        We currently have approximately 2,700 affiliated repair facilities in its network for claims repairs. We electronically and manually audit individual claims processes to their completion using remote digital photographs transmitted over the Internet. We are dependent upon these third party collision repair shops for insurance claim repairs. If the number of shops or the quality of service provided by collision repair shops fall below a satisfactory level leading to poor customer service, this could have a harmful effect on our business. We control our service requirements by continually monitoring customer service levels and providing staff inspections of our network shops and, if required, establish similar relationships with other collision repair shops.

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

NET LOSS

        We recognized a net loss of approximately $2.4 million and $2.2 million for the years ended July 31, 2005 and 2004, respectively. The increase in net loss was primarily a result of the reduction in revenue experienced in fiscal 2005 compared to fiscal 2004 and the retention of staff in anticipation of new business expected to be generated by the ADP Co-marketing agreement that had not yet materialized as of the end of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

        At July 31, 2006, we had cash of approximately $1.5 million compared to approximately $306,000 at July 31, 2005, an increase of approximately $1.2 million from last year. We had a working capital deficiency of approximately $2.3 million as of July 31, 2006 compared to $3.9 million as of July 31, 2005, an improvement in the deficit of approximately $1.6 million. Other than working capital generated from operations, our primary sources of working capital during the fiscal year ended July 31, 2006, was from proceeds received from the sale of our building and proceeds received from investors upon the exercise of outstanding warrants.

        In December 2005 we completed a transaction where we purchased our Oldsmar facility that we had been renting and immediately sold the facility to a third party buyer. As a result of this transaction, we received approximately $860,000 which we used for working capital.

        During the year ended July 31, 2006 we received approximately $1.9 million from investors who exercised outstanding warrants. Of the total amount received, the largest warrant exercise occurred in March 2006, when a significant number of outstanding warrants were exercised by current investors as part of a special warrant exchange program. This program resulted in our receiving more $1.7 million after expenses.

        We continue to analyze our operations and streamline where appropriate. Our ability to make additional significant cost cuts is limited. Also, such cost cutting programs are potentially counterproductive to our long term best interests because such cost cutting results in the loss of our valued employees and could impair new product initiatives. If revenues grow it will provide its own working capital, but because revenue growth is not guaranteed, we continue to analyze options for additional financing. We cannot assure you that we will be able to raise such funds or that such funds will be available to us on favorable terms. If we raise additional funds through the issuance of our securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

        We believe that cash generated from operations, the sale of our Oldsmar facility, and proceeds from the sale of our securities will be sufficient to meet our working capital requirements for the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period.

        We remain optimistic about our long term business prospects. However, we still face significant obstacles to achieve profitability. We anticipated that in fiscal 2006 we would begin to roll out a substantial volume of repairs pursuant to our ADP/Audatex Co-Marketing Agreement. We have invested a significant amount of our working capital, technical infrastructure and personnel time in preparing the Company for the anticipated increased claims volume from the ADP/Audatex Co-Marketing Agreement. Our financial and personnel commitment to the ADP/Audatex Co-Marketing Agreement combined with the prior loss of revenue from our largest customer due to the sale of part of their business has created the working capital pressures we experienced during fiscal 2006 and will likely continue to experience during at least the first half of fiscal 2007.

DEBT AND CONTRACTUAL OBLIGATIONS

Our commitments for debt and other contractual arrangements as of July 31, 2006 are summarized as follows:

	Years ending July 31,

	2007	2008	2009	2010	2011	Thereafter	Total

Property lease	265,000	273,000	282,000	290,000	299,000	411,000	1,820,000
Equipment lease	100,000	22,000					122,000
Employee compensation	473,000	170,000					643,000

	838,000	465,000					2,585,000

        We lease equipment and facilities under non-cancelable capital and operating leases expiring on various dates through 2012. The main operating lease consists of a 7-year lease for 30,000 square feet of a 62,000 square foot facility. In December 2005 we completed a transaction where we exercised our option to purchase the entire facility and, as part of a simultaneous closing process, immediately sold the facility to a third party buyer. As part of the transaction, we entered into a new 7-year lease with the new owner. Our rent, including applicable taxes, begins at $21,694 per month in the first year and increases 3% each year through the remaining life of the lease.

        In May 2005, we entered into a new two year employment agreement with our President and Chief Executive Officer. The agreement specifies an annual base salary of $170,000, representing a voluntary pay cut in base taken by the CEO. The CEO will also receive a $750 per month auto allowance and a $1,000 per month personal allowance. The contract required us to issue the CEO 1,000,000 shares of the Company’s common stock. If the CEO is terminated for any reason other than for cause during the term of the agreement, he will receive a lump sum payment equal to two (2) times the current base salary. If we do not employ the CEO beyond the expiration term of the agreement, he will receive his monthly base salary for the next twelve months.

        Also in May 2005 we entered into employment agreements ranging in length from eighteen to twenty-four months with all three of our current senior executives that range from $100,000 to $138,000 annually. This represents voluntary base pay cuts taken by all of the previously contracted executives. These executives also receive automobile allowances ranging from $400 to $700 per month and receive 10,000 shares of the Company’s common stock each month, not to exceed 200,000 shares each. If their contracts are not renewed they receive severance packages of six months of their annual compensation.

INFLATION

        We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

SEASONALITY

        We typically experience a slow down in revenue during November and December each year because consumers tend to delay repairing their vehicles during the holidays.

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

        The financial statements to be provided pursuant to this Item 8 begin on page F-1 of this Report, following Part III hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.   CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

                                 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

                                 In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended July 30, 2006. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 9B.   OTHER INFORMATION

        None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

        The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:

Name	Age	Position

Eric Seidel	43	Chief Executive Officer,
		President and Director

Reed Mattingly	37	Chief Operating Officer

Larry Colton	57	Chief Financial Officer

Dave Mattingly	48	Chief Information Officer

Jeffrey D. Dickson	63	Chairman of the Board of Directors

Christopher Korge	52	Director

Nicholas D. Trbovich, Jr.	46	Director

John K. Pennington	51	Director

William Austin Lewis IV	30	Director

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

Business Experience of Executive Officers and Directors

        Eric Seidel has been a director and our chief executive officer and president since June 1, 2000. From January 1, 2000 through May 31, 2000, Mr. Seidel was the chief executive officer and president of eAutoclaims, Inc., which was privately held Delaware corporation, which merged with us. From September 1997 through December 1999, Mr. Seidel was employed as a senior executive officer of First American AMO. From August 1995 through June 1997, Mr. Seidel was a senior executive at Salex Corporation; a fleet management company serving Fortune 500 companies, where, among other responsibilities he was responsible for insurance company services. Mr. Seidel is a past president of the U.S. Junior Chamber of Commerce and currently serves as Chairman of the Upper Tampa Bay Regional (UTBR) Chamber of Commerce’s Trustee Counsel and as a member of the Executive Committee as Treasurer of the UTBR Chamber of Commerce.

        Reed Mattingly, Chief Operating Officer. Mr. Mattingly was formerly the Vice President of Premier Express Claims prior to its acquisition by eAutoclaims in July of 2000. He has 16 years of experience in the automotive insurance services business. Mr. Mattingly currently leads our sales and marketing teams. Mr. Mattingly is responsible for growth in revenue from new and existing clients through the effective marketing and sales of our existing applications and services as well as identification and development of alternative revenue generating opportunities. He was also instrumental in significantly increasing revenue by working directly with national accounts and consistently providing excellent service to clients. He has also built and managed a 24-hour/7 day national claim reporting call center. Companies under his management have been known for a “high-tech, high-touch” approach to personalized customer service. He earned a degree in Business Management from the University of South Carolina.

        Larry Colton, Chief Financial Officer. Mr. Colton became our Chief Financial Officer on May 1, 2005. Prior to becoming CFO, Mr. Colton was the Controller of eAutoclaims since December 2000. He has over 25 years experience in accounting and finance, having held a variety of positions in several industries. Between December 1997 and December 2000, prior to joining eAutoclaims, Mr. Colton was Vice President of an asset management division of Sky Financial Group. He holds a bachelor’s degree from Elmhurst College and a Masters of Business Administration degree from Northern Illinois University.

        David Mattingly, Chief Information Officer. David Mattingly began his career with eAutoclaims after our purchase of Premier Express Claims in 2000. Mr. Mattingly was the MIS Director of Premier and joined the eAutoclaims staff as the VP IT. In June 2002 Mr. Mattingly became the CIO and assumed the responsibility for developing new products and keeping the Company’s technology on the ‘cutting edge.’ He oversees and manages all eAutoclaims technology projects, LAN and WAN infrastructure, Intranet and Internet Programming Projects, and research and development endeavors. Mr. Mattingly has been in the Computer Technology field for over 24 years. He earned a BS Degree in Electronic Engineering Technology from the State University of New York during his seven-year tour with the United States Air Force. Mr. Mattingly has several other Computer Technology & Engineering degrees as well as a MBA from Devry University’s Keller Graduate School of Management. Mr. Mattingly plans on attending Argosy University in 2006 for his Doctorate in Business Administration.

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

        Christopher Korge has been a director since June 2000. He is the managing partner at the law firm of Korge & Korge, P.A. in Miami, Florida. He received his J.D. degree from Temple School of Law in 1981 and B.S. in Business Administration, from the University of Florida, in 1977. Mr. Korge’s firm represents numerous Fortune 500 corporations. Mr. Korge serves on numerous boards of directors and is a major shareholder in various companies including two housing development companies, and one E commerce company, Intune Group, of which he is Chairman. Mr. Korge is Finance Vice Chairman of the Democratic National Committee. He is past Co-Chair of the Democratic National Committee Business Council.

        Nicholas D. Trbovich, Jr., has been a director of eAutoclaims since June 2000. He is a director and vice president of AMEX-listed Servotronics, Inc., President of TSV ELMA, Inc. and TSV Franklinville, Inc. (Servotronics development subsidiaries), Chairman and CEO of Queen Cutlery and CEO and President of the Ontario Knife Company, (the U.S. Military’s largest supplier of bayonets and survival knives). He is founder and owner of Aero, Inc., A fabricator of hot forged metal products.

        John K. Pennington has been a director of eAutoclaims since October 2004. He is founder, president and director since 2002 of Advantage Fund G.P. Limited, which acts as general partner of Canadian Advantage Limited Partnership and VC Advantage Limited Partnership, two large technology investment funds. He is also founder, president and director since 2001 of Canadian Equity Resources Corporation, a private investment firm. He holds a Bachelor of Arts (Economics) from Queen’s University, Kingston, Ontario, Canada and a Master of Business Administration from the University of Western Ontario, London, Ontario, Canada.

        William Austin Lewis IV was elected to the Board of Directors in May, 2006. Since 2004, Mr. Lewis has been the Chief Executive Officer of Lewis Asset Management Corporation, an investment management company headquartered in New York. Prior to 2004, Mr. Lewis was an Account Manager for an investment partnership focusing on technology and research in various investment banking situations. Mr. Lewis holds a Bachelor of Science in Finance and a Bachelor of Science in Financial Economics from James Madison University.

Other Key Employees

        In addition to the individuals identified above as “Executive Officers”, the following individuals are considered key employees and certain information with respect to these key employees is described below:

        John Prozinski, Vice President Business Development. Mr. Prozinski has been employed with eAutoclaims since July 1998 and currently serves as the Vice President of Business Development. His responsibility is the development of sales and integration opportunities across all eAutoclaims product lines for Outsourcing, ASP and Specialty Markets. Included are the incorporation of service partners (Rental, Salvage, Field Adjusting, Report Pick-up, Desk Review and Towing), independent appraisers, and corporate repair centers for both eJusterSuite® and AuditPro platforms. Mr. Prozinski has served eAutoclaims as a Regional Sales Manager, National Vendor Manager and Director of Consumer products. Prior to eAutoclaims, John was employed by both Ashland, Inc. and Betz Laboratories and served in regional sales, marketing and product development roles. In 2000, John was elected and served as the 80th President of the United States Junior Chamber of Commerce. He graduated from St. John’s University, Collegeville MN with a Bachelor of Science Degree in 1987.

        Marilyn Maginnes, Controller. Ms. Maginnes became eAutoclaims Controller in May 2005. Prior to becoming Controller, Ms. Maginnes had been with eAutoclaims as Assistant Controller since July 2001. She has over 25 years of accounting management experience. Prior to eAutoclaims and relocating from Long Island, New York to Florida, Ms. Maginnes was a Regional Accounting Manager for Petro Inc. of Stamford Connecticut. She managed Petro’s Long Island Region, which included their largest four branches. Ms Maginnes had obtained her accounting degree and then went on to obtaining public accounting experience before going into the private sector.

Election and Number of Directors

        Our Bylaws fix the size of the Board of Directors at no fewer than three and no more than nine members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently there are two Committees of the Board of Directors.

Board of Directors Meetings

        Our Board of Directors held six (6) meetings during the fiscal year ended July 31, 2006. Each of our directors attended all six meetings.

Audit Committee

        The Audit Committee, which held four meetings during fiscal 2006 to review the three 10Qs and one 10K, acts on behalf of the Board to oversee all material aspects of the Company’s reporting, control and audit functions. The Audit Committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on Company processes for the management of the business/financial risk and for compliance with significant applicable legal, ethical and regulatory requirements. In addition, the Audit Committee reviews the adequacy of internal account, financial and operating controls and reviews the Company’s financial reporting compliance procedures. From August 1, 2006 through February 12, 2006 Mr. Trbovich, Jr. was Chairman of the Audit Committee and served with Mr. Korge and Mr. Dickson. From February 13, 2006 through the end of the fiscal year Mr. Pennington was Chairman of the Audit Committee and served with Mr. Dickson and Mr. Korge. None of our Audit Committee members is a financial expert as defined under Item 401(h) of Regulations S-F. However, two Audit Committee members are not part of the Company’s management. We are an OTC:BB issuer and, accordingly, are not currently required to have a financial expert on our board.

Compensation Committee

        The Compensation Committee, which held one meeting during fiscal 2006 to review compensation issues, sets policy for compensation of all senior management and directors. From August 1, 2005 through February 12, 2006 Mr. Korge served as the Chairman of the Compensation Committee and served with Mr. Dickson and Mr. Trbovich, Jr. From February 13, 2006 through the end of the fiscal year Mr. Trbovich, Jr. was Chairman of the Compensation Committee and served with Mr. Dickson and Mr. Korge. See “Board Compensation Committee Report on Executive Compensation.”

Nominating Committee

        We do not currently have a standing nominating committee of the Board of Directors. The entire board of directors acts as the nominating committee.

Director Compensation

        Our three outside Directors were paid an annual retainer of $25,000 each during the fiscal year ended July 31, 2006. Our Chairman of the Board, who was voted to receive regular director compensation in January 2006, was paid a prorated amount of $18,151, which is equal to the time he served during the fiscal year after becoming eligible for regular Director compensation. In May, 2006 a fourth outside Director was added to the Board. This Director did not receive any compensation as an annual retainer for fiscal 2006. All of the Directors receiving retainers were paid in Company Stock for these retainers. In addition, each Director was entitled to $1,250 worth of Common Stock to be issued on a quarterly basis at the fair market value as of the end of each quarter. For the fiscal year ended July 31, 2006 we issued 92,109 shares to our outside directors and Chairman of the Board under this arrangement. The outside Directors and Chairman of the Board also receive $6,000 per year for attending board meetings and $4,000 per year for attending committee meetings. The committee fee is raised from $4,000 to $8,000 per year, if they are the Chairperson of the committee. All of these fees were paid in Company Stock. If they don’t attend one or more committee or board meetings, their compensation is reduced accordingly.

        The outside Directors and Chairman of the Board are also compensated with stock options at various points throughout the year. All these options have an exercise price set at the market value of the stock on the date of the granting of the option. The options vest after one year and have a term of five years. For the fiscal year ended July 31, 2006, the outside Directors and Chairman of the Board received 12,500 options each quarter, which were issued on October 31, 2005, January 31, 2006, April 30, 2006 and July 31, 2006 at exercise prices of $0.21, $0.30, $0.27 and $0.16, respectively, for a total of 50,000 options for three Directors, 37,500 for the fourth Director (for 3 quarters of service), 12,500 for a fifth Director (for 1 quarter of service) or 200,000 options in aggregate.

Code of Ethics

        We have adopted a “Code of Business Conduct and Ethics” that applies to all eAuto employees and Board of Directors, including our principal executive officer and principal financial officer, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is attached as an exhibit to this annual report on Form 10-K. We have posted the Code of Business Conduct and Ethics and related amendments or waivers, if any, on our website at www.eautoclaims.com. Information contained on our website is not a part of this report. Copies of our Code of Business Conduct and Ethics will be provided free of charge upon written request to eAutoclaims, Inc., 110 East Douglas Road, Oldsmar, Florida 34677, attention: Larry Colton.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely upon a review of the Forms 3, 4 and 5 filed during fiscal 2006 the registrant reasonably believes, except as described below, that each person who, at any time during the current fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock filed the appropriate form on a timely basis with respect to changes in such owner’s beneficial ownership of our common stock. Mr. Lewis was delinquent on filing his Form 3 relating to his becoming a 10% owner. Mr. Lewis was also delinquent in his Form 4 filing regarding acquisition of 337,500 warrants to acquire common stock that occurred on or about May 2, 2006.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table shows the compensation paid or accrued by us for the fiscal years ended July 31, 2006, 2005, and 2004 to or for the account of our Officers that exceed $100,000.

				Long-Term Compensation

	Annual Compensation			Awards		Payouts

Name of Individual & Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation (1)	Restricted Stock Awards	Securities Underlying Options/SARs	Long-Term Incentive Plan Payouts	All Other Compensation

Eric Seidel	2004	$198,859	$19,752	-0-	-0-	1,075,000	-0-	-0-
President and	2005	$182,250	$12,000	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer	2006	$182,974	$322,000	-0-	-0-	-0-	-0-	-0-

Reed Mattingly (2)	2004	$121,320	$1,500	-0-	-0-	200,000	-0-	-0-
Executive Vice President	2005	$108,478	$25,000	-0-	-0-	-0-	-0-	-0-
	2006	$135,309	$38,100	-0-	-0-	-0-	-0-	-0-

Larry Colton	2006	$100,932	$38,100	-0-	-0-	-0-	-0-	-0-
Chief Financial Officer

Dave Mattingly	2004	$108,808	$1,500	-0-	-0-	150,000	-0-	-0-
Chief Information Officer	2005	$109,897	-0-	-0-	-0-	-0-	-0-	-0-
	2006	$134,952	$72,100	-0-	-0-	-0-	-0-	-0-

The cost to us of personal benefits, including premiums for life insurance and any other perquisites, to such executives do not exceed 10% of such executive’s annual salary and bonus.
__________________________
(1)	Other annual compensation, including cell phones is less than 10% of the officers’ salaries and is therefore not disclosed above.

(2)	Mr. Mattingly resigned effective September 15, 2006.

Option/SAR Grants in Last Fiscal Year

There were no Options/SAR grants made to officers in FY 2006.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table provides information with respect to the named officer concerning exercised and unexercised options in fiscal year ended July 31, 2006.

Name of Individual	Shares Acquired on Exercise (#)	Value Realized (1)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options/SARs at Fiscal Year End ($) Exercisable/Unexercisable (2)

Eric Seidel	650,000	$145,500	365,000 / 0	$3,400 / $0
Reed Mattingly (3)	100,000	$ 19,000	270,000 / 0	$15,300 / $0
Larry Colton	-0-	-0-	155,000 / 0	$12,950 / $0
Dave Mattingly	150,000	$ 25,500	80,000 / 0	$300 / $0

__________________________
(1)	Value Realized represents the market value of the underlying securities on the exercise date minus the exercise price of such options.

(2)	Value Realized represents the market value of the underlying securities on 7/31/06 minus the exercise price of such options.

(3)	Mr. Mattingly resigned effective September 15, 2006.

Employment Contracts and Other Arrangements

        In May 2005, we entered into a new two year employment agreement with our President and Chief Executive Officer. The agreement specifies an annual base salary of $170,000, representing a voluntary pay cut in base taken by the CEO. The CEO will also receive a $750 per month auto allowance and a $1,000 per month personal allowance. The contract required us to issue the CEO 1,000,000 shares of the Company’s common stock. If the CEO is terminated for any reason other than for cause during the term of the agreement, he will receive a lump sum payment equal to two (2) times the current base salary. If we do not employ the CEO beyond the expiration term of the agreement, he will receive his monthly base salary for the next twelve months.

        Also in May 2005 we entered into employment agreements ranging in length from eighteen to twenty-four months with all three of our current senior executives that range from $100,000 to $138,000 annually. This represents voluntary base pay cuts taken by all of the previously contracted executives. These executives also receive automobile allowances ranging from $400 to $700 per month and receive 10,000 shares of the Company’s common stock each month, not to exceed 200,000 shares each. If their contracts are not renewed they receive severance packages of six months of their annual compensation.

Change of Control Shares

        On March 27, 2003, as part of a employee and board member retention program the Board of Directors voted to grant certain employees (Mr. Seidel is not entitled to participate in the employee retention program) a total of 2,000,000 shares of our common stock or equivalent consideration thereof and the current and future board members 1,000,000 common shares if there is a change in control of greater than 50% ownership of the Company or a sale of all or substantially all it’s assets. Only those employees and board members employed or on the board at the time of the change will participate in the compensation.

Board Compensation Committee Report on Executive Compensation

        The Compensation Committee of the Board of Directors administers our Chief Executive Officer’s compensation package. The committee reviews, recommends and approves changes to our compensation policies and programs, makes recommendations to the Board of Directors as to the amount and form of executive officer compensation, and administers our stock option plans.

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

        Base Salary.   Base salary is designed primarily to be competitive with base salary levels in effect at high technology companies that are of comparable size and with which we compete for executive personnel. Base salary is set annually based on job-related experience, individual performance and pay levels of similar positions at comparable companies. Salaries for executive officers were generally determined on an individual basis by evaluating each executive’s scope of responsibility, performance, prior experience and salary history, as well as salaries for similar positions at comparable companies.

        Cash Performance Awards.   Management believes that cash performance awards, such as bonuses, should be tied to achievement of performance goals established by the committee. On June 2, 2003 the board approved a bonus plan based on achieve certain levels of profitability. If the management team achieves earnings per share of $0.01 to $0.10 per share then current senior managers will split a total bonus pool ranging from $10,000 to $100,000 based on the level of profitability. The computation was tied to profitability to directly tie the employee bonuses to goals that will enhance shareholder value.

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

        The number of shares subject to stock options granted is within the discretion of the Compensation Committee. In determining the size of stock option grants, the Compensation Committee considers the officer’s responsibilities, the expected future contribution of the officer to the Company’s performance and the number of shares, which continue to be subject to vesting under outstanding options. Stock options typically have been granted to executive officers when the executive first joins the Company. At the discretion of the Committee, executive officers may also be granted stock options to provide greater incentives to continue their employment with the Company and to strive to increase the value of the Company’s Common Stock.

        Compensation for the Chief Executive Officer.   Mr. Seidel’s base salary for the fiscal year 2006 was determined by the employment agreement with Mr. Seidel which began in May, 2005. The Compensation Committee believes that the employment agreement terms are in a manner consistent with the factors described above for all executive officers.

        Internal Revenue Code Section 162(m) Limitation.   Section 162(m) of the Internal Revenue Code imposes a limit, with certain exceptions, on the amount that a publicly held corporation may deduct in any year for the compensation paid or accrued with respect to its five most highly compensated executive officers. In general, it is the Committee’s policy to qualify, to the maximum extent possible, executives’ compensation for deductibility under applicable tax laws.

Stock Options

        We established the 1998 Stock Option Plan (the “1998 Plan”). The 1998 Plan is intended to provide the employees and directors of the Company with an added incentive to continue their services to the Company and to induce them to exert their maximum efforts toward the Company’s success. The 1998 Plan provides for the grant of options to directors and employees (including officers) of the Company to purchase up to an aggregate of twenty percent (20%) of the number of shares of Common Stock in the capital of the Company issued and outstanding from time to time less any shares of Common Stock reserved, set aside and made available pursuant to the terms of the Company’s employee share purchase plan (the “Share Purchase Plan”) and pursuant to any options for services rendered to the Company. The number of shares of Common Stock subject to options granted to any one person under the Plan, the Share Purchase Plan and options for services rendered to the Company, may not at any time exceed five percent (5%) of the outstanding shares of Common Stock. The 1998 Plan is currently administered by the Board of Directors. The Board determines, among other things, the persons to be granted options under the 1998 Plan, the number of shares subject to each option and the option price.

        The 1998 Plan allows the Company to grant Non-Qualified Stock Options (“NQSOs”) not intended to qualify under Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”). The exercise price of NQSO’s may not be less than the fair market value of the Common Stock on the date of grant. Options may not have a term exceeding ten years. Options are not transferable, except upon the death of the optionee.

        During the fiscal year ended July 31, 2006 we issued 15,000 options to employees in accordance with the 1998 Plan. The Board members were issued 200,000 options in accordance with the Board compensation plan. All of these options are subject to vesting and are exercised at the current market price of our stock as of the date of issuance.

        We have the right to increase the total amount of options, which may be issued so long as total outstanding options do not exceed 15% of the number of our fully diluted outstanding shares of Common Stock. Furthermore, in lieu of paying cash bonuses, the employees may be issued shares of our Common Stock at the then fair market value in an amount not to exceed 50% of that employee’s base salary. All of the options we have issued are subject to immediate vesting and are exercisable in the event of a change of control, which is defined as a sale of substantially all of our assets or a merger in which we are not the surviving entity.

        As of July 31, 2006, we have issued, or reserved for issuance, 25,965,318 shares of our Common Stock relating to outstanding options and warrants which are categorized as follows:

Options issued to Directors	837,500	(1)

Options issued to Chief Executive Officer	365,000	(2)

Options issued in connection with acquisition of PEC	130,000	(3)

Options issued to Employees	1,941,754	(4)

Options issued to Consultants	21,429	(5)

Warrants relating to debentures	1,150,000	(6)

Warrants relating to private placement	17,514,860	(7)

Placement Agent warrants	4,004,775	(8)

Total	25,965,318

__________________________
(1)	The options issued to our directors have strike prices ranging from $0.01 to $0.73 and are exercisable through April 9, 2011. See “Directors and Executive Officers-Directors Compensation”.

(2)	Mr. Seidel currently owns the following options with the following terms:

# of Options	Strike Price	# Vested	Expiration Date

50,000	$0.69	50,000	09/18/06
75,000	$0.55	75,000	03/27/07
40,000	$0.15	40,000	12/21/07
50,000	$0.10	50,000	04/07/08
25,000	$0.21	25,000	05/16/08
25,000	$0.39	25,000	06/15/08
25,000	$0.52	25,000	07/25/08
25,000	$0.32	25,000	09/26/08
25,000	$0.32	25,000	11/15/08
25,000	$0.35	25,000	11/01/08

365,000		365,000

During fiscal year ended July 31, 2006, Mr. Seidel exercised 650,000 options at a strike price of $.01, and 200,000 options with strike prices ranging between $1.01 and $2.00 were canceled. See “Executive Compensation” and “Directors and Executive Officers – Employment Contracts and Other Matters.”

(3)	65,000 options immediately exercisable at $2.00 per share were issued to each of Randall K. Wright and Reed Mattingly. See “Executive Compensation – Employment Contracts and Other Matters”.

(4)	Represents options issued to our employees at exercise prices ranging from $0.01 to $0.69. 1,870,922 shares of these options are currently exercisable. The remaining options vest over a three-year term.

(5)	21,429 options with a 5 year term were given to a public relations consultant with an exercise price of $0.49 per share.

(6)	Represents warrants issued to the agents of the debenture investors, exercisable at a price range of $0.16 to $0.63 per share, with a term of 10 years.

(7)	Represents warrants issued to purchasers of common stock with an exercise price of between $0.16 and $0.75 per share, with a term of between 3 and 5 years.

(8)	Represents 790,200 placement agent warrants to purchase a unit for $0.28. Each unit consists of one share of stock and one warrant to purchase another share of stock at $0.16. Also includes 1,616,250 placement agent warrants to purchase a unit for $0.16. Each unit consists of one share of stock and one-half warrant to purchase another share at $0.30.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

        The following table contains information with respect to the beneficial ownership of our Common Stock as of July 31, 2006, by:

•	each person who we know beneficially owns more than 5% of our Common Stock;

•	each of our directors and each individual who serve as our named executive officers individually; and

•	all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage (2)

Eric Seidel (3)	2,824,017	3.50%
Reed Mattingly (4)	674,808	0.84%
Larry Colton (5)	267,500	0.33%
Dave Mattingly (6)	102,500	0.13%
Jeffrey D. Dickson (7)	1,758,097	2.18%
Nicholas D. Trbovich, Jr. (8)	769,791	0.95%
Christopher Korge (9)	7,362,616	9.12%
John K. Pennington (10)	321,268	0.40%
Canadian Advantage Limited Partnership (11)	3,221,454	3.99%
Advantage (Bermuda) Fund, Ltd. (12)	1,191,497	1.48%
Kinderhook Partners, LP (13)	10,645,360	13.18%
William Lewis (14)	9,399,710	11.64%

Directors and officers	27,893,258	34.54%
as a group (9 persons) (15)

__________________________
(1)	Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless otherwise noted, each such person is deemed to be the beneficial owner of shares of Common Stock held by such person on July 31, 2006, and any shares of Common Stock which such person has the right to acquire pursuant to securities exercisable or exchangeable for, or convertible into, Common Stock, within 60 days from such date. The address of each beneficial owner is in care of the Company, 110 East Douglas Rd, Oldsmar, Florida 34677.

(2)	Based on 80,750,105 shares of Common Stock outstanding at the close of business on July 31, 2006. Excludes: (i) shares currently issuable pursuant to outstanding options issued under Stock Option Plan; (ii ) shares issuable upon exercise of other outstanding warrants; and (iii) shares of our Common Stock issuable upon conversion of outstanding convertible notes. This amount excludes shares reserved for outstanding options and warrants. 1,000,000 warrants issued to Mr. Korge were included (see note 9 below).

(3)	Mr. Seidel was issued (i) 400,000 shares of our Common Stock as founder shares, (ii) He acquired 12,341 in open market purchases and, (iii) exercised 1,640,004 of options granted to him by the company, (iv)he subsequently gave up 104,753 in a divorce and sold another 300,000 shares,(v) The acquisition of 811,425 shares pursuant to the terms of his employment agreement, (vi)vested options to acquire 365,000 common shares at exercise prices between $0.10 and $0.69 See “Executive Compensation – Employment Contracts and Other Matters”.

(4)	Mr. Reed Mattingly’s ownership consists of (i) 64,000 of our common shares issued to him in connection with the Premier Express Claims, Inc. merger, (ii) the issuance of 125,701 shares in satisfaction of a promissory note plus interest related to the Premier Express Claims, Inc. merger, (iii) the exercise of options to acquire 165,463 shares at an exercise price of $0.01 (iv) The sale of 255,164 shares, (v) the issuance of 192,308 shares as payment of a bonus, (vi) options to acquire 100,000 common shares at an exercise price of $.01, (vii) options to acquire up to 170,000 shares at exercise prices between $0.15 to $2.00 and, (viii) 112,500 shares acquired pursuant to the terms of his employment agreement. See “Executive Compensation”.

(5)	Mr. Colton’s ownership represents, (i) 35,031 common shares acquired through exercising options at $.01 per share, and (ii) options to acquire 85,000 common shares at an exercise price of $.01, and (iii) vested options to acquire up to 70,000 common shares at an exercise price between $0.15 and $0.69, (iv) the sale of 35,031 shares and (v) 112,500 shares acquired pursuant to the terms of his employment agreement.. See “Executive Compensation – Employment Contracts and Other Matters”.

(6)	Mr. Dave Mattingly’s ownership consists of (i) 191,204 of our common shares issued to him when he exercised his options at $.01 per share, (ii) 1,500 shares that he purchased on the open market, (iii) 312,500 shares acquired pursuant to the terms of his employment agreeemnt (iv) The sale of 482,704 shares (v) vested options to acquire up to 80,000 shares at exercise prices between $0.15 and $0.69. See “Executive Compensation”.

(7)	Mr. Dickson’s ownership includes (i) 10,000 shares of our Common Stock issued as founder shares, (ii) 17,504 shares acquired in the open market, (iii) 1,150,593 shares issued to him for his service on the board,, (iv) the sale of 320,000 shares (v) the exercise of options to acquire 700,000 shares at an exercise price of $0.01and (vi) options to acquire up to 200,000 shares of our Common Stock at $0.01. This amount excludes options to acquire up to 37,500 common shares at exercise prices of $0.16 to $0.30 that vest through July 2007. See “Directors and Executive Officers – Director Compensation”.

(8)	Mr. Trbovich, Jr.’s ownership consists of (i) 557,711 shares issued to him for his service on the board, (ii) 2,080 shares that he purchased on the open market, (iii) 10,000 shares owned by Mr. Trbovich’s wife, of which he disclaims beneficial ownership, and (iv) options to acquire up to 200,000 shares at exercise prices between $0.13 and $0.73. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.16to $0.30, which vest through July 31, 2007. See “Directors and Executive Officers – Director Compensation”.

(9)	Mr. Korge’s ownership consists of (i) 488,090 common shares relating to the conversion of $300,000 of our convertible debentures, which matured on September 30, 2001 at a conversion price of $0.63, (ii) 551,997 shares issued to him for his service on the board, (iii) 15,000 shares that he purchased on the open market, (iv) 107,527 shares purchased from the Company in August 2003, (v) warrants to acquire up to 1,000,000 shares of our Common Stock at a conversion price of $0.16 in connection with the issuance of our convertible debentures in 2001, (vi) 892,857 shares of our Common Stock issued in June 2004 in exchange of a convertible debenture (vii) 892,858 shares of our Common Stock issued as a result of the Company not meeting certain claims volume targets in March and August 2005, (viii) 1,785,715 shares of our Common Stock acquired as a result of the exercising of $0.16 warrants in March 2006, (ix) 1,428,572 warrants to purchase shares of the Company Stock as part of a warrant exercise program. The warrants are for three years and have a conversion price of $0.30; and (x) options to acquire 200,000 shares at exercise prices between $0.13 and $0.73 for services as a director. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.16 to $0.30, which vest through July 31, 2007.See ” Directors and Executive Officers – Director Compensation”.

(10)	Mr. Pennington’s ownership represents (i) 283,768 shares issued to him for his service on the board and (ii) options to acquire 37,500 shares at exercise prices between $0.14 and $0.30. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.16 to $0.30, which vest through July 31, 2007.See “Directors and Executive Officers – Director Compensation”.

(11)	Represents 2,991,504 shares and 229,950 warrants to acquire shares as reported on a Schedule 13D on or about July 31, 2006. John Pennington has investment decision-making authority for this entity.

(12)	Represents 1,106,447 shares and 85,050 warrants to acquire shares as reported on a Schedule 13D on or about July 31, 2006. John Pennington has investment decision-making authority for this entity.

(13)	Represents (i) 1,298,215 shares issued as a result of the Company not meeting certain claims volume targets in August 2005, (ii) 5,192,858 shares of our Common Stock acquired as a result of exercising $0.16 warrants in March, 2006 and (iii) 4,154,287 warrants to to purchase shares of the Company Stock as part of a warrant exercise program. The warrants are for three years and have a conversion price of $0.30.

(14)	Mr. Lewis’ ownership consists of (i) 4,000,000 shares a purchased from the Company in January, 2005, (ii) 1,548,600 shares purchased on the open market, (iii) 1,346,422 shares purchased from a third party investor of July, 2005 as a result of that investor’s conversion of their preferred stock, (iv) 17,188 shares issued to him for his service on the Company’s Board of Directors, to which he was elected in May, 2006(v) warrants to acquire up to 2,000,000 shares of our Common Stock at a conversion price of $0.30 in connection with a capital raise in January, 2005. The warrants are for three years, (vi) warrants to acquire 150,000 shares of the Company’s stock issued for his work in helping the Company to achieve financing in October, 2005. The warrants are for three years and have a conversion price of $0.20, (vii) 225,000 and 112,500 placement agent unit warrants issued in conjunction with a capital raise in May, 2004. The warrants are for three years and have exercise prices of $0.28 and $0.35 respectively. Excluded are options to purchase 12,500 shares at an exercise price of $0.16 issued in July, 2006 for his services as a director. These options will vest in July, 2007. See ” Directors and Executive Officers – Director Compensation”.

(15)	Includes outstanding options and warrants to acquire up to 6,423,572 shares of our Common Stock issued to our officers and directors, which are currently exercisable. The total shares include 3,221,454 from Canadian Advantage Limited Partnership and 1,191,497 from Advantage (Bermuda) Fund Ltd for which Mr. Pennington has investment decision-making authority. Mr. Pennington disclaims beneficial ownership of these shares.

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

        As part of this agreement, Mr. Dickson was entitled to a non-interest bearing $126,500 line of credit that was originally established in fiscal year 2000. No borrowings were made subsequent to September 2002 or will be made in the future under this line of credit. As of July 31, 2006, the loan balance has been paid in full.

        In June 2005 Mr. Dickson and the Company terminated the consulting arrangement described above. We subsequently entered into an agreement with a firm, which Mr. Dickson is associated with, to perform basically the same services as were being performed under the previous agreement. We will pay an annual fee of $74,100, payable every two weeks, to this firm. The agreement with this firm will terminate in June, 2007 unless renewed by the Board of Directors.

        On November 8, 2005 the Board of Directors gave approval for, and we subsequently issued, 1,000,000 shares of the Company’s common stock to the Chairman of the Board, Mr. Dickson, to compensate him for his past services and his role as Chairman. In addition, the Board also approved future compensation for the Chairman of the Board to include the same annual retainer to be paid in shares of the Company’s common stock as well as the same quarterly stock compensation currently paid to non-employee directors.

        On November 8, 2005 the Board voted to adjust the strike price from $0.35 to $0.16 on 1,000,000 warrants owned by Mr. Christopher Korge, a Director of the Company, in order to match the strike price of other investor’s warrants issued under the anti-dilution provisions of their agreements.

        In March, 2006, the President and CEO, Mr. Seidel, was issued 750,000 shares of the Company’s common stock in accordance with his employment agreement.

        We have entered into employment agreements with all of our senior management. For description of these employment agreements and related rights to our stock options, see “Executive Compensation – Employment Contracts and Other Arrangements.”

ITEM 14.   PRINCIPAL ACCOUNTANTS FEES AND EXPENSES

Compensation of Auditors

        Audit Fees. Goldstein Golub Kessler LLP billed the Company an aggregate of $92,500 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended July 31, 2005 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended July 31, 2006. Audit Fees were $92,500 for services rendered in connection with the audit of the Company’s financials statements for the fiscal year ended July 31, 2004 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended July 31, 2005.

        Financial Information Systems Design and Implementation Fees. Goldstein Golub Kessler LLP did not provide the Company any professional services for financial information systems design or implementation for the fiscal years ended July 31, 2006 and 2005.

        All Other Fees. Goldstein Golub Kessler LLP billed the Company fees and expenses during the years ended July 31, 2006 and 2005, primarily for the following professional services:

	2006		2005

Audit related services	$9,016	(2)	$9,660	(1)
All Other Fees-Sarbanes Oxley	$0		$2,500
Taxes	$0		$2,500

	$9,016		$14,660

__________________________
(1)	Audit related services include the review of Forms S-1 and S-8 related to the Company’s registration statements and related offerings and accounting advice.

(2)	Audit related services include the review of Form S-1 related to the Company’s registration statement and related offerings and accounting advice.

ITEM 15.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are amended/restated in their entirety to reflect our merger with eAutoclaims.

Exhibit No.	Description

1.1	[Reserved]
1.2	[Reserved]
3.1	Articles of Incorporation of Samuel Hamann Graphix, Inc. (Nevada) as amended (1)
3.2	Articles of Merger between Samuel Hamann Graphix, Inc. (Nevada) and Samuel Hamann Graphix, Inc. (California) (1)
3.3	By-laws of Transformation Processing Inc. (Nevada).(1)
3.4	Articles of Merger between of TPI (Ontario) and TPI (Nevada) (1)
3.5	Agreement and Plan of Merger by and between Transformation Processing, Inc. and eAutoclaims.com, Inc., dated April 26, 2000 (3)
3.6	Articles of Merger of eAutoclaims.com, Inc., a Delaware corporation with and into Transformation Processing, Inc., a Nevada corporation (5)
3.7	Agreement and Plan of Merger by and among eAutoclaims.com, Inc., a Nevada corporation, eAutoclaims.com Acquisition, a South Carolina corporation, Premier Express Claims, Inc., a South Carolina corporation, and its stockholders, dated June 8, 2000 (2)
3.8	First Amendment to Agreement and Plan of Merger with Premier Claims, Inc., dated June 27, 2000 (2)
3.9	Articles of Merger or Share Exchange between Premier Express, Inc., as the surviving corporation and eAutoclaims.com Acquisition Corporation, filed July 20, 2000 with the Secretary of State of South Carolina (5)
3.10	Promissory Note dated June 27, 2000 between eAutoclaims.com, Inc. and Randal K. Wright and S. Reed Mattingly (2)
3.11	Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc. and Randal K. Wright (2)
3.12	Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc. and S. Reed Mattingly (2)
3.13	Articles of Amendment to Articles of Incorporation increasing number of authorized shares from 50 million to 100 million and name modification. (12)
4.1	Specimen of Common Stock Certificate (1)
4.2	[Reserved]
4.3	[Reserved]
4.4	The Registrants 1998 Stock Option Plan (4)
4.5	[Reserved]
4.6	Form of Stock Option Agreement to Employees (6)
4.7	Form of Directors Stock Option Agreement (6)
4.8	Form of Non-Qualified Stock Option Agreement (6)
5.1	[Reserved]
10.1	Employment Agreement between eAutoclaims.com, Inc. and Eric Seidel dated February 1, 2000 (5)(9)
10.2	Employment Agreement between eAutoclaims.com, Inc. and Randal K. Wright dated July 1, 2000 (2)(9)
10.3	Employment Agreement between eAutoclaims.com, Inc. and S. Reed Mattingly dated July 1, 2000 (2)(9)
10.4	Employment Agreement between eAutoclaims.com, Inc. and M. Scott Moore dated August 14, 2000 (5)(9)
10.5	Employment Agreement between eAutoclaims.com, Inc. and Gaver Powers dated April 13, 2000 (5)(9)
10.6	Consulting Agreement between eAutoclaims.com, Inc. and Jeffrey D. Dickson dated December 1, 1999 (5)
10.7	Consulting Agreement between eAutoclaims.com, Inc. and Liviakis Financial Communications, Inc. dated February 1, 2000 (5)(9)
10.8	Amendment No. 1 to Consulting Agreement between eAutoclaims.com, Inc. and Liviakis Financial Communications, Inc. dated September 18, 2000 (5)(9)
10.9	Lease Agreement between eAutoclaims.com, Inc. and KWPH, Inc., dated October 17, 2000 (5)(9)
10.10	Service Agreement between eAutoclaims.com, Inc. and WE Securities, Inc. dated August 8, 2000 (5)(9)
10.11	Business Consulting Agreement between eAutoclaims.com, Inc. and TTG LLC dated September 8, 2000 (5)(9)
10.12	Commercial lease dated October 12, 1998 between Premier Express Claims, Inc. and Stephenson Park Associates Limited (5)(9)
10.13	[Reserved]

10.14	Certificate of Full Performance of Proposal – Form 46 filed by BDO Dunwoody Limited – Trustee dated May 8, 2000 (5)
10.15	Order of the Superior Court of Justice in the Matter of the Proposal of Transformation Processing, Inc. dated November 25, 1999 (5)
10.16	Proposal of Transformation Processing, Inc. – Court File No. 32-107046 filed in the Superior Court of Justice dated October 14, 1999. (5)
10.17	Share Exchange Agreement between Transformation Processing, Inc. and certain of its securities holders dated April 30, 2000 (5)
10.18	[Reserved]
10.19	Securities Purchase Agreement effective June 27, 2000 between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (5)
10.20	Certificate of Rights, Designations, Preferences and Limitations of Series A Convertible Preferred Stock (5)
10.21	Security Agreement between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (5)
10.22	Form of Purchasers Warrant (5)
10.23	Form of Agents Warrant (5)
10.24	Registration Rights Agreement (5)
10.25	eAutoclaims.com, Inc. Agreement with Certain Securities Holders effective May 31, 2000 (5)
10.26	eAutoclaims.com, Inc. Agreement with Sovereign Partners, Ltd. effective May 31, 2000 (5)
10.27	eAutoclaims.com, Inc. Agreement with Dominium Capital Fund (5)
10.28	Form of Master Modification Agreement with Certain Security Holders dated January 12, 2001 (6)
10.29	Restated master Modification Agreement dated May 2001
10.30	Modification agreement dated November 2001 superseding the original Modification Agreement dated January 12, 2001 and the Restated Modification Agreement dated May 2001
10.31	Form of Bricks to Clicks Service and License Agreement (6)
10.32	Form of Collision Repair Facility Agreement and Procedures (6)
10.33	Form of Change of Control and Termination Agreement (6)
10.34	Form of Officers/Directors Indemnification Agreement (6)
10.35	Bricks to Clicks Service and Licensing Agreement with Inspire Claims Management, Inc., dated November 1, 2000 (6)(9)
10.36	Lease Agreement for 110 East Douglas Road dated September 2001 (6)
10.37	Form of Employee Confidentiality Agreement (6)
10.38	Letter Agreement with Liviakis Financial Communications, Inc. (6)
10.39	Letter Agreement with Former Liviakis Financial Communications, Inc. Employees (6)
10.40	Claims Management Services and License Agreement with Royal Indemnity Company, dated April 24, 2001 (6)
10.41	Amended and Restated Employment Agreement with Eric Seidel effective May 21, 2001 (6)(9)
10.42	Form of Amendment to Certificate of Designation, Rights and Preferences of Series A Preferred Stock effective May 21, 2002 (7)
10.43	Agreement between Parts.com, Inc. and the Registrant effective May 1, 2001 (6)
10.44	Form of Convertible Debenture (6)
10.45	Form of Warrants issued in connection with Convertible Debentures (6)
10.46	Form of Subscription Agreement for purchasers of Convertible Debentures (6)
10.47	Amended and Restated Employment Agreement with Eric Seidel, dated March 27, 2003 (9)
10.48	Employment Agreement with Scott Moore, effective April 25, 2003 (10)
10.49	Employment Agreement with Reed Mattingly, effective May 1, 2003 (9)
10.50	Employment Agreement with Dave Mattingly, effective May 1, 2003 (9)
10.51	Employment Agreement with Stacy Adams, effective May 1, 2003 (9)
10.52	Agreement by and between eAutoclaims.com, Inc. and Governor's Road, LLC, effective October 23, 2003 (11)
10.53	Form of Amendment to Certificate of Rights, Designation and Preferences of Series A Preferred Stock, filed with the Nevada Secretary of State on November 20, 2003 (11)
10.54	Letter Agreement with Noble International Investments, Inc., dated April 22, 2004 (11)
10.55	Registration Rights Agreement relating to April/May 2004 Unit Offering (11)
10.56	Form of Common Stock Purchase Warrant relating to April/May 2004 Unit Offering (11)
10.57	Form of $250,000 Convertible Note and Related Matters with Christopher Korge, dated May __, 2004 (11)
10.58	Form of Common Stock Purchase Warrant issued to Christopher Korge dated May __, 2004 (11)
10.59	Agreement with ADP Claims Solution Group, Inc. dated March 9, 2004 (11)
10.60	Employment Agreement with Eric Seidel, effective April 30, 2005 (13)
10.61	Employment Agreement with Larry Colton, effective May 1, 2005 (13)

10.62	Employment Agreement with Reed Mattingly, effective May 1, 2005 (10)
10.63	Employment Agreement with Dave Mattingly, effective May 1, 2005 (13)
10.64	Employment Agreement with Stacy Adams, effective May 1, 2005 (10)
10.65	Agreement for conversion of Convertible Preferred Stock, dated July 21, 2005 (13)
10.66	Building Lease (14)
10.67	PEO Contract (14)
10.68	Form of Warrant Exercise Term Sheet (15)
10.69	Form of Subscription Agreement (15)
10.70	Form of Registration Rights Agreement (15)
10.71	Form of Common Stock Purchase Warrant (15)
10.72	Letter Agreement with Noble International Investments, Inc. (15)
10.73	Letter Of Intent with Fireman’s Fund Insurance Company, dated October 16, 2006 (16)
31	Certificates of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certificates pursuant to Section 1350 pursuant to Section 906 of Sarbanes-Oxley Note of 2002.*
99.1	Code of Ethics (12)

__________________________
(1)	Incorporated by reference from the Registrant’s Form 10-SB filed on March 12, 1998 and amended on August 31, 1998 and October 22, 1998
(2)	Incorporated by reference from the Registrant’s Form 8-K filed on July 25, 2000
(3)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 1999
(4)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 1998
(5)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 2000
(6)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 2001
(7)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 2002
(8)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 2003
(9)	This Employment Agreement has been superseded by a new employment agreement filed herewith. See (10)
(10)	Terminated, no longer in effect
(11)	Incorporated by reference from the Registrant’s Form S-1 Registration Statement File No. 333-122975
(12)	Incorporated by reference from the Registrant’s Form 10-K for fiscal year ended July 31, 2004
(13)	Incorporated by reference from the Registrant’s Form 10-K for fiscal year ended July 31, 2005
(14)	Incorporated by reference from the Registrant’s Form S-1 Registration Statement File No. 333-133329
(15)	Incorporated by reference from the Registrant’s Form 8-K filed on March 22, 2006
(16)	Incorporated by reference from the Registrant’s Form 8-K filed on October 16, 2006
*	Filed herewith

(b)	Reports on Form 8-K

Item 1.01/2.03 – Regarding sale of Oldsmar facility, dated October 31, 2005.
Items 7.01/8.01 — Appointment of Chief Operating Officer, dated November 21, 2005.
Items 1.01/7.01/8.01 – Regarding business agreement with C N A Insurance, dated December 15, 2005.
Item 1.01/8.01 – Regarding business expansion with Safe Auto Insurance, February 2, 2006.
Item 3.02/9.01 – Exercising of Warrants, dated March 22, 2006.
Items 8.01/9.01 – Correspondence regarding ADP/Audatex dated May 5, 2006.
Item 5.02 – Election of new Director, dated May 24, 2006.
Item 8.01 – Officer Agreement to take pay in stock, dated July 25, 2006.
Item 5.02 – Resignation of Chief Operating Officer, dated September 18, 2006.
Item 8.01/9.01 – Letter Of Intent with Fireman’s Fund, dated October 16, 2006.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Oldsmar, State of Florida, on the 27th day of October 2006.

EAUTOCLAIMS, INC.

BY:	/s/ Eric Seidel
Eric Seidel President and Chief Executive Officer

/s/ Larry Colton
Larry Colton Chief Financial Officer and Principal Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/Eric Seidel	President, Chief Executive Officer and Director	October 27, 2006
Eric Seidel

/s/Jeffrey D. Dickson	Chairman	October 24, 2006
Jeffrey D. Dickson

/s/Nicholas D. Trbovich, Jr.	Director	October 22, 2006
Nicholas D. Trbovich, Jr.

/s/Christopher Korge	Director	October 27, 2006
Christopher Korge

/s/John K. Pennington	Director	October 26, 2006
John K. Pennington

/s/William Austin Lewis	Director	October 26, 2006
William Austin Lewis

EAUTOCLAIMS, INC.

FINANCIAL STATEMENTS

JULY 31, 2006

EAUTOCLAIMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
eAutoclaims, Inc.

We have audited the accompanying balance sheets of eAutoclaims, Inc. as of July 31, 2006 and 2005 and the related statements of operations, stockholders’ deficiency, and cash flows for each of the three years in the period ended July 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eAutoclaims, Inc. as of July 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2006, in conformity with United States generally accepted accounting principles.

As disclosed in Note 1, the Company changed its method of accounting for stock-based compensation effective August 1, 2005.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

September 22, 2006

EAUTOCLAIMS, INC.

BALANCE SHEETS

	July 31, 2006	July 31, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$1,524,239	$306,280
Accounts receivable, less allowance for doubtful accounts
of $170,000 and $208,000 respectively	561,703	742,237
Due from related parties		6,231
Prepaid expenses and other current assets	70,630	88,290

Total current assets	2,156,572	1,143,038

Property and Equipment, net of accumulated depreciation	672,192	857,440

Goodwill	1,093,843	1,093,843

Other Assets	39,848	25,800

Deferred Income Tax Asset, net of valuation allowance of $10,499,000 and $9,841,000 respectively	—	—

Total Assets	$3,962,455	$3,120,121

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable, advanced payments and accrued expenses	$4,373,163	$4,701,483
Current portion of capital lease obligation	100,404	86,642
Convertible debenture		275,000

Total current liabilities	4,473,567	5,063,125

Capital Lease Obligation, net of current portion	22,237	108,979

Total Liabilities	4,495,804	5,172,104

Stockholders’ Deficiency:

Convertible preferred stock – $.001 par value; authorized 5,000,000 shares, No shares outstanding
Common stock - $.001 par value; authorized 150,000,000 shares, issued and outstanding 80,750,105 shares and 59,488,026 shares respectively	80,750	59,488
Additional paid-in capital	28,789,176	25,081,358
Accumulated deficit	(29,371,650)	(27,192,829)
Treasury Stock, at cost, 137,500 shares and 0 shares respectively	(31,625)

Stockholders’ Deficiency	(533,349)	(2,051,983)

Total Liabilities and Stockholders’ Deficiency	$3,962,455	$3,120,121

EAUTOCLAIMS, INC.
STATEMENTS OF OPERATIONS

Year Ended July 31	2006	2005	2004

Revenue:
Collision repairs management	$10,934,990	$11,248,882	$22,718,284
Glass repairs	254,196	487,723	1,239,969
Fleet repairs management	916,741	718,240	713,303
Fees and other revenue	2,757,811	2,196,387	2,489,126
Gain on sale of building	756,943
Total revenue	15,620,681	14,651,232	27,160,682

Expenses:
Claims processing charges	10,178,094	11,029,261	22,130,634
Selling, general and administrative	6,595,442	5,554,430	6,417,316
Depreciation and amortization	459,133	511,812	515,813
Amortization of beneficial conversion
feature on convertible debentures and
fair value of warrants issued in
connection with debentures			307,694
Total expenses	17,232,669	17,095,503	29,371,457
Net loss	$(1,611,988)	$(2,444,271)	$(2,210,775)

Adjustment to net loss to compute
loss per common share:
Preferred stock dividends		(50,655)	(95,518)
Dividend to unit holders	(557,833)	(986,623)
Net loss applicable to common stock	$(2,169,821)	$(3,481,549)	$(2,306,293)

Loss per common share - basic and diluted	$(0.03)	$(0.08)	$(0.09)

Weighted-average number of common shares outstanding - basic and diluted	70,822,785	44,905,261	26,308,434

EAUTOCLAIMS, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
Years ended July 31, 2006, 2005 and 2004

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount

Balance at July 31, 2003	247	1	22,828,955	22,829	18,459,225	(21,392,987)		(2,910,932)
Issuance of common stock for services			436,419	437	164,599			165,036
Accrued dividends on preferred stock						(95,518)		(95,518)
Issuance of common stock upon conversion of preferred stock	(47)		1,071,891	1,072	(1,072)			—
Issuance of common stock for preferred stock dividends			326,800	327	71,325			71,652
Issuance of compensatory stock options					868,756			868,756
Fair value of warrants issued in conjunction with convertible debenture					89,286			89,286
Recognition of beneficial conversion feature on convertible debenture					89,286			89,286
Proceeds from sale of common stock and exercise of warrants, net of costs and common stock warrants liability			8,737,429	8,737	2,169,388			2,178,125
Conversion of debt to equity			892,857	893	249,107			250,000
Issuance of common stock for interest on convertible debt			43,011	43	11,957			12,000
Net loss						(2,210,775)		(2,210,775)

Balance at July 31, 2004	200	1	34,337,362	34,338	22,171,857	(23,699,280)		(1,493,084)
Issuance of common stock for services			968,901	969	219,160			220,129
Accrued dividends on preferred stock						(50,655)		(50,655)
Issuance of common stock upon conversion of preferred stock and preferred stock dividends	(176)	(1)	6,774,319	6,774	273,951			280,725
Conversion of convertible debenture to equity			89,606	90	24,910			25,000
Issuance of common stock for interest on convertible debt			112,391	112	23,400			23,512
Redemption of preferred stock	(24)				(120,000)	(12,000)		(132,000)
Proceeds from sale of common stock and exercise of warrants, net of costs and common stock warrants liability			11,715,000	11,715	1,497,239			1,508,954
Dividends issued to unit holders in the form of shares and warrants			4,502,218	4,502	982,121	(986,623)		0
Issuance of common stock upon exercise of options			988,229	988	8,720			9,707
Net loss						(2,444,271)		(2,444,271)

Balance at July 31, 2005	–	–	59,488,026	59,488	25,081,358	(27,192,829)	—	(2,051,983)
Issuance of common stock upon exercise of options			1,203,437	1,202	19,847			21,049
Issuance of common stock for interest			5,651	6	898			904
Issuance of common stock for services			3,358,876	3,359	791,190			794,549
Dividends issued to unit holders in the form of warrants and shares			2,162,860	2,163	555,670	(557,833)		0
Issuance of common stock upon exercise of warrants			12,412,505	12,413	1,908,491	0		1,920,904
Purchase of Treasury Stock							(31,625)	(31,625)
Conversion of convertible note to equity			1,718,750	1,719	273,281	0		275,000
Issuance of warrants in conjunction with note payable					9,000	(9,000)		0
Issuance of common stock in conjunction with building transaction			400,000	400	115,600			116,000
Vesting of options granted to employees					33,841			33,841
Net loss						(1,611,988)		(1,611,988)

Balance at July 31, 2006	—	—	80,750,105	80,750	28,789,176	(29,371,650)	(31,625)	(533,349)

EAUTOCLAIMS, INC.
STATEMENTS OF CASH FLOWS

Year Ended July 31	2006	2005	2004

Cash flows from operating activities:
Net loss	$(1,611,988)	$(2,444,271)	$(2,210,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	459,133	511,812	515,813
Loss on disposal of property and equipment			77,430
Gain on sale of building	(756,943)
Amortization of discount on debentures			307,694
Common stock issued for services	794,549	220,129	165,036
Common stock issued for interest	904	23,512	12,000
Issuance of compensatory stock options			868,756
Bad debts	(38,000)	47,000	(81,000)
Vesting of options granted to employees	33,841
Changes in operating assets and liabilities
Accounts receivable	218,534	(60,461)	550,988
Prepaid expenses and other current assets	6,921	(8,949)	(23,119)
Other assets			14,740
Accounts payable, advanced payments and accrued expenses	(328,320)	591,393	(1,904,331)
Net cash used in operating activities	(1,221,369)	(1,119,835)	(1,706,768)

Cash flows from investing activity:
Purchases of property and equipment	(254,318)	(295,843)	(463,725)
Proceeds from sale of building	869,634
Payments from related parties	6,231	59,200	43,000
Principal payments on stockholder loans
Net cash provided by (used in) investing activities	621,547	(236,643)	(420,725)

Cash flows from financing activities:
Proceeds from exercise of warrants	1,920,904
Proceeds from exercise of options	21,049	9,707
Proceeds from sale of common stock		1,508,954	2,178,125
Principal payments on capital lease	(92,547)	(63,888)	(30,117)
Purchase of treasury stock	(31,625)
Payments on redemption of preferred stock		(170,698)
Proceeds from sale of convertible debentures			250,000
Principal payments on shareholder loans		(36,866)	(81,127)
Net cash provided by financing activities	1,817,781	1,247,209	2,316,881

Net increase (decrease) in cash and cash equivalents	1,217,959	(109,269)	189,388

Cash at beginning of period	306,280	415,549	226,161

Cash and cash equivalents at end of period	$1,524,239	$306,280	$415,549

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$43,351	$42,581	$56,855

Supplemental disclosure of noncash investing and financing activities:
Conversion of debentures to common stock	$275,000	$25,000	$250,000
Issuance of common stock for preferred stock dividends		$331,381	$71,652
Accrued dividends on preferred stock			$95,518
Gross proceeds from sale of equity		$1,724,000	$2,436,240
Less costs paid to raise equity		$(215,046)	$(258,115)
Net proceeds from sale of equity	$—	$1,508,954	$2,178,125
Fair value of warrants issued in conjunction with convertible debenture			$89,286
Recognition of beneficial conversion feature on convertible debenture			$89,286
Shares and warrants issued to unit holders	$557,833	$986,623
Equipment acquired by capital lease	$19,567		$169,376
Fair value of warrants issued in conjunction with bridge loan	$9,000

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	THE BUSINESS AND BASIS OF PRESENTATION

eAutoclaims.com, Inc. changed its name to eAutoclaims, Inc. (the “Company”) as of July 29, 2004. The Company is a Nevada corporation which provides Internet based vehicle collision claims services for insurance companies, Managing General Agents (MGA) and third party claims administrators (TPA) and self-insured automobile fleet management companies. The Company accepts assignment of claims from customers, and provides vehicle repairs through a network of repair shops. The Company also handles estimate, audit and claims administration services for claims for which the Company does not perform the repair.

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

As shown in the financial statements, the Company has suffered recurring losses from operations, has a stockholders’ deficiency and a working capital deficiency. The Company has been able to raise additional funds from debt and equity offerings and management believes it can continue to do so in the future. During the year ending July 31, 2006 the Company realized an increased volume of claims from agreements signed in prior years. In addition, the Company has secured a non-cancellable line of equity from a shareholder in the amount of $2,000,000.

The accompanying financial statements include the accounts of the Company and SalvageConnection.com, Inc. (“Salvage), which was merged into the Company in January 2004. All intra-company accounts and transactions have been eliminated.

The Company maintains cash in bank deposit accounts that exceed federally insured limits. The Company has not experienced any losses on these accounts.

The Company derives revenue primarily from collision repairs, glass repairs and fleet repairs. Revenue is recognized when an agreement between the Company and its customer exists, the repair services have been completed, the Company’s revenue is fixed and determinable and collection is reasonably assured.

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

The Company records revenue generated from the co-marketing agreement with the Audatex net of the repair costs because in the agreement the Company is performing a fee for service. The insurance company is the customer of Audatex, who will be collecting the revenue and paying the shop.

The Company derives revenue from the sale of estimating software to shops within the Company’s repair shop network. Since the Company only resells and does not service the estimating software, the revenue and cost of revenue from the transaction is recognized on the date of shipment.

Cash and cash equivalents represents cash and short term, highly liquid investments with original maturities of three months or less.

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customer’s ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

The Company provides a warranty on the repairs performed at our network shops and an accrual of $32,000 has been established as of July 31, 2006 for estimated future warranty costs. This accrual amount is reviewed periodically and adjusted as necessary based on factors including historical warranty expense and current economic trends.

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

The Company identifies and records impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. At July 31, 2006, no such impairment existed.

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” which superseded Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations. The revised statement has been implemented for the Company effective August 1, 2005, at the beginning of fiscal year 2006.

Prior to fiscal year 2006 the Company accounted for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees.” Had the Company determined compensation expense based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company’s net income (loss) per share would have been increased to the following pro forma amounts:

	Year Ended July 31,
	2005	2004
Net loss as reported	$(2,444,271)	$(2,210,775)
Add back intrinsic value of the options
issued to employees and charged to
operations		868,756
Deduct total stock based employee
compensation expense determined under
fair value based methods for all awards	(17,786)	(905,006)

Pro forma net	$(2,462,057)	$(2,247,025)

Basic and diluted net loss per share
as reported	$(.08)	$(.09)
Pro forma basic and diluted loss per share	$(.08)	$(.09)

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

Effective August 1, 2005, the Company adopted SFAS No. 123R utilizing the modified prospective method. Under the modified prospective method, the measurement provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, measured under the original provisions of SFAS 123, “Accounting for Stock Based Compensation”, shall be recognized in net earnings in the periods after the date of adoption.

Stock based compensation consists primarily of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over three years and have a term of five or ten years. Compensation expense for stock options is recognized over the vesting period for each separately vesting portion of the stock option award.

The fair value for options issued prior to August 1, 2005 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended July 31, 2005 and 2004. The risk-free interest rate was derived from the U.S. Treasury yield curve in effect at the time of the grant and was assumed to be 3.87% and 4.68% for the fiscal years ended July 31, 2005 and 2004, respectively. The volatility factor was determined based on a study done on the Company by an independent securities valuation firm and the assumed market volatility was 45% and 170% for the fiscal years ended July 31, 2005 and 2004, respectively. The assumed dividend yield was 0% and an expected option life was five years for both years presented.

Assumptions for the year ending July 31, 2006 were as follows: volatility factor 45%, risk-free interest rate was 4.98%, the divided yield was 0% and the expected option life was 5 years.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services”, the Company measures the fair value of the equity instruments using the stock price and other measurement assumptions as of the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or the date at which the counterparty’s performance is complete.

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

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

3.	PER SHARE CALCULATIONS

Basic loss per share is computed as net loss available to common stockholders’ divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. As of July 31, 2006, 2005, and 2004, 25,965,318, 31,367,131, and 19,909,078 options and warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be anti-dilutive. Additionally, as of July 31, 2006 there were no convertible securities outstanding. As of July 31, 2005, and 2004, 1,724,401, and 6,075,269 of shares respectively, that would be issuable upon conversion of convertible securities plus accrued interest were excluded from the dilutive loss per share computation, as their effect would be anti-dilutive.

4.	PROPERTY AND EQUIPMENT

At July 31, 2006 property and equipment, at cost, consists of the following:

	2006	2005	Estimated Useful Life

Computer Equipment	$714,424	656,183	3 years
Software	1,320,860	1,105,776	3 years
Office equipment	304,122	303,563	3 to 10 years
Leasehold improvements	247,550	247,550	Term of Lease
Furniture and fixtures	88,421	88,421	7 to 10 years

	2,675,377	2,401,493
Less accumulated depreciation	2,003,185	1,544,053

	$672,192	$857,440

Office equipment and software include amounts acquired under capital leases of approximately $279,000 at July 31, 2006 and 2005, with related accumulated depreciation of approximately $152,000 for the year ended July 31, 2006 and approximately $89,000 for the year ended July 31, 2005.

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

5.	ACCOUNTS PAYABLE, ADVANCED PAYMENTS AND ACCRUED EXPENSES

Accounts payable, advanced payments and accrued expenses consist of the following:

	July 31
	2006	2005

Advanced payments from customers	$3,188,328	$2,957,330
Accounts payable to repair facilities
and other vendors	$823,013	$1,226,058
Accrued payroll and vacation wages	153,109	181,706
Other accrued liabilities (none in excess of
5% of current liabilities)	208,713	336,389

	$4,373,163	$4,701,483

6.	PURCHASE AND SALE OF BUILDING

On December 9, 2005 the Company completed a transaction in which it purchased its Oldsmar facility under a purchase agreement completed with the previous landlord, and immediately sold the facility to a third party. As part of the agreement to purchase the facility, the Company issued the previous landlord 400,000 shares of the Company’s common stock. The net result of the purchase and sale transaction, after deducting applicable expenses, was a gain to the Company of $756,943. As part of the agreement to sell the facility, the Company signed a new 7-year lease with the new owner, which runs through December, 2012.

7.	CONVERTIBLE NOTE AND DEBENTURES

In July of 2003 the Company entered into a $300,000, 8% convertible note payable with a term of 1 year. This note was convertible at the discretion of the creditor at a fixed rate of $0.279 per share. The interest was payable in either cash or common shares at the Company’s discretion at the end of the loan. In July 2003, The Company recorded a discount to the note payable of $140,860 representing the beneficial conversion feature of the debentures. The discount was amortized to interest expense over the one-year term of the note.

On July 21, 2004, the holder of the convertible debenture extended the term of the 8% note to mature in August of 2005. No discount to the note payable was recorded in July of 2004 because the market price of the stock was materially the same as the $0.279 conversion rate in the extension. On August 24, 2004, the holder of the convertible debenture converted $25,000 of the principal into 89,606 shares of common stock. On August 15, 2005 the holder of the Convertible debenture converted the remaining $275,000 into 1,718,750 shares of common stock. Interest on the note from the end of July 2005 until August 15, 2005 of $904 was paid to the holder of the note with 5,651 shares of the Company’s common stock. Interest expense relating to these debentures amounted to approximately $24,000 and $22,000 for the years ended July 31, 2005 and 2004 respectively.

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

On April 23, 2004 the Company received $250,000 from a member of the Board of Directors in exchange for 8% convertible debentures due and payable on October 14, 2004 unless converted. The debentures were convertible into common stock at $0.28 per share. The Company also issued 892,857 three-year warrants with a strike price of $0.35 per share. These warrants were re-priced to $0.16 per share in January 2005 to comply with the anti-dilution provisions of the agreement and were triggered by a capital raise in January 2005. The Company also adjusted the strike price on 1,000,000 warrants that the investor owned prior to this investment from $0.63 to $0.16 per share. The initial value assigned to the warrants of $89,286, plus the value assigned to the debentures’ beneficial conversion feature of another $89,286 for a total of $178,572, was recorded as a discount to the debenture and was to be accreted to interest expense over the term of the debenture. In June of 2004 the Director converted his debentures into 892,857 shares of the Company’s common stock, and the discount was expensed on the date of the conversion.

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

There was no charge to operations under these agreements for the years ended July 31, 2006 and 2005. For the year ended July 31, 2004 $307,694 was charged to operations under these agreements.

8.	COMMITMENTS AND CONTINGENCIES

In May 2005 the Company entered into a new two year employment agreement with its President and Chief Executive Officer. The agreement specifies an annual base salary of $170,000, representing a voluntary pay cut in base taken by the CEO. If the Company generates positive cumulative EBITDA of greater than $50,000 for any three consecutive months, the base salary will be increased to $200,000. The CEO will be entitled to receive a quarterly bonus equal to 3% of the Company’s EBITDA, whose components are computed under GAAP, which may be paid in cash or shares of the Company’s common stock, at the election of the individual. The CEO shall also be entitled to receive an option to purchase 25,000 shares of the Company’s common stock, exercisable at the fair market price, for each month the Company has net income before taxes and extraordinary items, as computed in accordance with GAAP. These options vest over the remaining term of the employment agreement. The CEO is entitled to a $750 per month automobile allowance and a $1000 per month personal allowance. The Company is required to issue the CEO 1,000,000 shares of its common stock upon execution of the agreement and agreed to include the shares in an S-8 Registration Statement when filed by the Company. If the CEO loses his position for any reason other than for cause during the term of the agreement, he will receive a lump sum payment equal to two (2) times the current base salary. If the Company does not employ the individual beyond the expiration term of the agreement, he will receive his monthly base salary for the next twelve months. At the election of the CEO, any compensation including severance or termination payments, may be made one-half (1/2) in cash and one-half (1/2) in the Company’s shares valued at 75% of the average closing price over the 30 trading days preceding the termination date. Any shares issued shall be registrable under a form S-8 and shall have “piggyback” registration rights.

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

In addition, in May 2005 the Company entered into employment agreements ranging in length from eighteen to twenty-four months with all three of the Company’s current senior executives that range from $100,000 to $138,000 annually. This represents voluntary base pay cuts taken by all of the previously contracted executives. These executives also receive automobile allowances ranging from $400 to $700 per month and will receive 10,000 shares of the Company’s common stock each month, not to exceed 200,000 shares each. If their contracts are not renewed they receive severance packages of six months of their annual compensation.

On March 27, 2003 the Board of Directors voted to grant certain key employees a total of 2,000,000 shares of our common stock or equivalent consideration thereof and the current and future board members 1,000,000 common shares if there is a change in control of greater than 50% ownership of the Company or a sale of all or substantially all it’s assets.

The Company leases equipment and facilities under non-cancelable capital and operating leases expiring on various dates through 2012. The main operating lease consists of a 7-year lease for 30,000 square feet of a 62,000 square foot facility. In December 2005 we completed a transaction where we exercised our option to purchase the entire facility and, as part of a simultaneous closing process, immediately sold the facility to a third party buyer. As part of the transaction, we entered into a new 7-year lease with the new owner. Our rent, including applicable taxes, begins at $21,694 per month in the first year and increases 3% each year through the remaining life of the lease Total rent expense under the operating leases for the years ended July 31, 2006, 2005 and 2004 totaled approximately $247,000, $219,000 and $212,000 respectively.

The approximate minimum future payments under this operating lease is payable as follows:

Year ending July 31,
2007	265,000
2008	273,000
2009	282,000
2010	290,000
2011	299,000
2012	308,000
2013	103,000

$1,820,000

The Company leases equipment under non-cancelable capital leases expiring on various dates through fiscal 2008.

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

The approximate minimum future payments under these capital leases are payable as follows:

Year ending July 31,

2007	114,000
2008	23,000
$137,000

Less amount representing interest	15,000

$122,000
Less current maturities	100,000

Long term debt less current maturities	$22,000

Interest expense on capital leases for the years ended July 31, 2006, 2005 and 2004 amounted to approximately $30,000, $40,000 and $20,000, respectively.

9.	STOCKHOLDERS’ EQUITY

On February 13, 2006, shareholders holding greater than 50% of the outstanding common stock of the Company consented to increase the Company’s authorized shares of common stock from 100,000,000 to 150,000,000 shares.

The Company is authorized to issue 5,000,000 shares of $.001 par value, series A, preferred stock. As of July 31, 2006 there were no shares of preferred stock outstanding.

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

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended July 31, 2006 the Company issued a total of 12,412,505 shares of common stock in connection with the exercise of a like number of outstanding common stock purchase warrants with exercise prices ranging from $0.16 to $0.20 per share. Of this total, 11,341,076 shares were issued effective March 21, 2006 for warrants exercised. As a result of exercising these warrants, the Company received $1,749,475 after paying $18,435 in legal fees and $50,662 for certain financial advisory and investment banking services in connection with the program. In addition, the Company issued 8,200,359 new 3 year, $0.30 warrants to investors who exercised warrants. Issuing these units resulted in the Company recording a stock dividend of $82,004. An additional 1,071,429 warrants at a $0.16 exercise price were exercised during the nine months ended April 30, 2006 for which the Company received $171,429.

On August 15, 2005 the holder of the $275,000 convertible debenture converted the note into 1,718,750 shares of the Company’s common stock. In addition, interest on the note from the end of July 2005 until August 15, 2005 of $904 was paid to the holder of the note with 5,651 shares of the Company’s common stock.

During the year ended July 31, 2006 the Company issued a total of 3,358,876 shares of common stock in exchange for services. Of this total, 1,377,796 shares were issued to members of senior management in accordance with terms of their employment agreements. The Company recorded a charge to expense of $407,398, which was approximately equal to the fair market value of the shares at the time of issuance. In addition, 200,000 shares of stock were issued to an officer in October 2005 as a result of a modification to his employment contract. An expense of $30,000 was recorded for these shares, which was approximately equal to the fair market value of the shares at the time of issuance. On November 8, 2005 the Board of Directors gave approval for, and the Company subsequently issued, 1,000,000 shares of the Company’s common stock to the Chairman of the Board to compensate him for his past services and his role as Chairman. The Company expensed a total of $190,000 for these shares, which was equal to the fair market value of the shares at the grant date. In addition, the Board also approved future compensation for the Chairman of the Board to include the same annual retainer of $25,000 to be paid in shares of the Company’s common stock as well as the same quarterly stock compensation currently paid to non-employee directors. The Company issued 781,080 shares of common stock to four non-employee directors and the Chairman of the Board in exchange for their services. Of this total, 443,576 shares were issued for services to be rendered for fiscal year 2006. These shares were expensed over the year as they were earned. As of July 31, 2006 the Company expensed $93,151, which was approximately equal to the fair market value of these shares when they were issued. In addition, a total of 337,504 shares were issued to these same directors and the Chairman of the Board for services rendered during the fiscal year ended July 31, 2006. A total of $74,000 was charged to expense during this time period, which was approximately equal to the fair market value of these shares when earned.

Also on November 8, 2005 the Board voted to adjust the strike price from $0.35 to $0.16 on 1,000,000 warrants owned by an investor, who is also a director, in order to match the strike price of other investor’s warrants issued under the anti-dilution provisions of their agreements.

On November 29, 2005 the Company issued 400,000 shares of common stock in the name of its landlord at that time as part of an agreement to facilitate the sale of the building (See Note 6: Purchase and Sale of Building). These shares were part of the building sale transaction and were delivered to the landlord at the December 9, 2005 closing.

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended July 31, 2006 a total of 1,203,437 shares of the Company’s common stock were issued as a result of the exercise of outstanding options. Of this total, 200,000 options were exercised by a director, 512,500 by an officer and director, 250,000 by two officers combined, 137,500 by two consultants and 44,104 by other employees, all with a strike price of $0.01. In addition, a consultant and two employees exercised a total of 59,333 options to purchase shares of the Company’s common stock with exercise prices ranging from $0.13 to $0.15 per share. A total of 137,500 shares were sold back to the Company by an officer who delivered these shares to satisfy tax withholding requirements. These shares were valued at $31,625, which represents the fair value of the shares at the time of surrender.

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

A summary of the status of the company’s options as of July 31, 2006, 2005, and 2004 and changes during the years then ended is presented below:

	>July 31, 2006
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of year	5,197,042	$0.37
Granted	215,000	0.23
Cancelled or Expired	(934,351)	0.90
Exercised	(1,203,437)	0.22

Outstanding at end of year	3,274,254	$0.32

Options exercisable at end of year	3,003,422	$0.33

Weighted Average fair value of
options granted during the period		$0.10

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

	July 31, 2005		July 31, 2004
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of year	6,849,437	$0.45	4,672,722	$0.80
Granted	208,500	0.19	2,635,267	0.07
Cancelled	(890,166)	1.34	(458,552)	1.89
Exercised	(970,729)	0.15	(0)	0.00

Outstanding at end of year	5,197,042	$0.37	6,849,437	$0.45

Options exercisable at end of year	4,706,206	$0.39	5,685,010	$0.47

Weighted Average fair value of
options granted during the period		$0.09		$0.40

The following table summarizes information about fixed stock options outstanding at July 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted average Remaining Contractual Life	Weighted average Exercise Price	Number Exercisable	Weighted average Exercise Price

$0.01	1,015,754	6.37	$0.01	1,015,754	$0.01
$0.10-$.47	1,364,000	2.48	0.24	1,093,168	0.23
$.51-$.90	764,500	0.55	0.59	764,500	0.59
$1.01-$2.00	130,000	3.97	2.00	130,000	2.00

$0.01-$2.00	3,274,254		$.32	3,003,422	$0.33

11.	INCOME TAXES:

As of July 31, 2006, and 2005 the Company had deferred tax assets of approximately $10,499,000 and $9,841,000, respectively, resulting from temporary differences and net operating loss carry-forwards of approximately $23,800,000 and $21,891,000, respectively, which are available to offset future taxable income, if any, through 2024. However, as of July 31, 2002 approximately $10,452,000 of those losses is subject to an annual limitation of deducting $267,000 per year against future operating income. As utilization of the net operating loss carry-forwards and temporary differences is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets were as follows:

	July 31,
	2006		2005

Temporary differences:
Allowance for doubtful accounts	68,000		83,000
Accrued vacation	28,000		35,000
Compensation not currently deductible	882,000		966,000
Net operating losses	9,521,000		8,757,000
Less valuation allowance	(10,499,000)		(9,841,000)

Deferred tax assets	$-0	-	$-0	-

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended July 31, 2006, 2005, and 2004 is as follows:

Federal income tax rate	(34.0)%
State income tax rate	(6.0)%
Change in valuation allowance on net operating carry-forwards	40.0%

Effective income tax rate	-0	-%

12.	401K

The Company has a noncontributory defined contribution plan under Section 401 (k) of the Code covering all qualified employees. An officer of the Company serves as trustee of the plan. The Company did not make a contribution to the plan for the years ended July 31, 2006, 2005, or 2004.

13.	MAJOR CUSTOMERS

During the years ended July 31, 2006, 2005 and 2004 one customer accounted for 52%, 55% and 60% of total revenue respectively. During the years ended July 31, 2006, 2005 and 2004 a second customer accounted for approximately 9%, 8% and 13% of total revenue, respectively.

14.	RELATED PARTY TRANSACTIONS

The Chairman of the Board of the Company was provided a non-interest bearing loan prior to July 31, 2002, which totaled approximately $120,000. As of July 31, 2005 the loan balance was $6,231. In fiscal year ending July 31, 2006 this loan was paid in full by the Chairman by forgoing certain compensation approved by the Board of Directors.

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

15.	SUBSEQUENT EVENTS

On August 3, 2006 three employees exercised a total of 149,375 options to purchase shares of the Company’s common stock, all with an exercise price of $0.01. A total of 38,353 shares were sold back to the Company by two employees who delivered these shares to satisfy tax withholding requirements. These shares were valued at $5,753, which represents the fair value of the shares at the time of surrender.

On August 16, 2006 a total of 781,250 shares of common stock were issued to four outside Directors and the Chairman of the Board in exchange for their services on the Board of Directors for fiscal 2007. These shares will be expensed over the fiscal year 2007 as they are earned.

On August 31, 2006 the Company issued a total of 22,500 shares of common stock to three officers according to the terms of their employment agreements.

16.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited quarterly operating results for each of the Company’s last eight fiscal quarters. This information has been consistent with the Company’s audited financial statements and includes all adjustments consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of the data.

EAUTOCLAIMS, INC.

QUARTERLY RESULTS OF OPERATIONS

Three Months Ended	July 31, 2006	April 30, 2006	January 31, 2006	October 31, 2005

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Total revenue	3,436,555	3,991,081	4,390,999	3,802,046

Expenses:
Claims processing charges	2,248,844	2,783,315	2,458,586	2,687,349
Selling, general and administrative	1,380,344	1,921,779	1,814,826	1,478,493
Depreciation and amortization	110,659	112,323	113,867	122,284

Total expenses	3,739,847	4,817,417	4,387,279	4,288,126

Net loss	$(303,292)	$(826,336)	$3,720	$(486,080)

Adjustment to net loss to
compute loss per common share:
Preferred stock dividends
Dividends to unit holders		(82,004)		(475,829)

Net loss applicable to common stock	$(303,292)	$(908,340)	$3,720	$(961,909)

Loss per common share – basic and
diluted	$(0.03)	$(0.01)	$—	$(0.02)

Weighted-average number of common
shares outstanding
Basic	80,522,696	73,706,683	65,794,075	63,358,825
Diluted	80,522,696	73,706,683	75,292,746	63,358,825

EAUTOCLAIMS, INC.

QUARTERLY RESULTS OF OPERATIONS

Three Months Ended	July 31, 2005	April 30, 2005	January 31, 2005	October 31, 2004

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Total revenue	3,453,669	3,552,198	3,525,569	4,119,796

Expenses:
Claims processing charges	2,465,088	2,689,195	2,674,492	3,200,486
Selling, general and administrative	1,384,861	1,512,695	1,326,602	1,330,271
Depreciation and amortization	120,144	123,981	133,104	134,584

Total expenses	3,970,093	4,325,871	4,134,198	4,665,341

Net loss	$(516,424)	$(773,673)	$(608,629)	$(545,545)

Adjustment to net loss to
compute loss per common share:
Preferred stock dividends	(7,865)	(15,273)	(11,389)	(16,128)
Dividends to unit holders		(432,572)	(554,051)

Net loss applicable to common stock	$(524,289)	$(1,221,518)	$(1,174,069)	$(561,673)

Loss per common share – basic and
diluted	$(0.01)	$(0.02)	$(0.03)	$(0.02)

Weighted-average number of common
shares outstanding – basic and diluted	55,806,133	51,529,115	37,681,925	35,361,541

EAUTOCLAIMS, INC.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors
eAutoclaims, Inc.

The information included on Schedule II is the responsibility of management, and although not considered necessary for a fair presentation of financial position, results of operations, and cash flows is presented for additional analysis and has been subjected to the auditing procedures applied in the audit of the basic financial statements. In our opinion, the information included on Schedule II relating to the years ended July 31, 2006, 2005 and , 2004 is fairly stated in all material respects, in relation to the basic financial statements taken as a whole. Also, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

September 22, 2006

Schedule II
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Information relating to the allowance for doubtful accounts is as follows:

	Beginning Balance	Charges	Deductions	Balance At End Of Period

Year ended 7/31/2004	242,000	63,607	144,607	161,000

Year ended 7/31/2005	161,000	89,675	42,675	208,000

Year ended 7/31/2006	208,000	55,538	93,538	170,000