Form 10-Q
period 2006-10-31
EAUTOCLAIMS, INC
filed 2006-12-14
CIK 1034694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23903

EAUTOCLAIMS, INC.

(Exact name of registrant as specified in charter)

Nevada	95-4583945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

110 East Douglas Road, Oldsmar, Florida	34677
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone Number, including area code:	(813) 749-1020

Securities registered pursuant to Section 12(b) of the Exchange Act:	None

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, $.001 par value, as of November 30, 2006 was 81,956,750

Transitional Small Business Disclosure Format	☐ Yes	☒ No

EAUTOCLAIMS, INC.

INDEX TO FORM 10-QSB

____________________________________________

PART I

FINANCIAL INFORMATION

EAUTOCLAIMS, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

The financial statements of eAutoclaims, Inc. (the “Company”) included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the financial statements of the Company as included in the Company’s Form 10-K for the year ended July 31, 2006.

EAUTOCLAIMS, INC.

BALANCE SHEETS

	October 31, 2006	July 31, 2006
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,083,731	$1,524,239
Accounts receivable, less allowance for doubtful accounts of $169,000 and $170,000 respectively	644,602	561,703
Prepaid expenses and other current assets	195,492	70,630
Total current assets	1,923,825	2,156,572

Property and equipment, net of accumulated depreciation	653,771	672,192

Goodwill	1,093,843	1,093,843

Other assets	35,800	39,848

Deferred income tax asset, net of valuation allowance $10,623,000 and $10,499,000 respectively
Total Assets	$3,707,239	$3,962,455

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable, advanced payments and accrued expenses	$4,292,154	$4,373,163
Current portion of capital lease obligation	93,799	100,404
Total current liabilities	4,385,953	4,473,567

Capital lease obligation	5,309	22,237
Total liabilities	4,391,262	4,495,804

Stockholders’ Deficiency:

Convertible preferred stock - $.001 par value; authorized 5,000,000 shares No shares outstanding
Common stock - $.001 par value; authorized 150,000,000 shares, issued and outstanding 81,879,233 shares and 80,750,105 shares respectively	81,880	80,750
Additional paid-in capital	28,955,746	28,789,176
Accumulated deficit	(29,684,271)	(29,371,650)
Treasury Stock, at cost, 175,852 and 137,500 shares respectively	(37,378)	(31,625)
Stockholders’ Deficiency	(684,023)	(533,349)
Total Liabilities and Stockholders’ Deficiency	$3,707,239	$3,962,455

EAUTOCLAIMS, INC.

STATEMENTS OF OPERATIONS

	Three-month Period Ended October 31, 2006	Three-month Period Ended October 31, 2005
	(unaudited)	(unaudited)
Revenue:
Collision repairs management	$3,196,168	$2,848,365
Fleet repairs management	220,569	242,179
Other revenue	602,634	711,502
Total revenue	4,019,371	3,802,046

Expenses:
Claims processing charges	2,842,133	2,687,349
Selling, general and administrative	1,377,943	1,478,493
Depreciation and amortization	111,916	122,284
Total expenses	4,331,992	4,288,126
Net loss	$(312,621)	$(486,080)

Adjustment to net loss to compute loss per common share:
Preferred stock dividends
Dividend to unit holders	—	(475,829)
Net loss applicable to common stock	$(312,621)	$(961,909)
Loss per common share - basic and diluted	$(0.00)	$(0.02)

Weighted-average number of common shares outstanding-basic and diluted	81,533,984	63,358,825

EAUTOCLAIMS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

Three month period ended October 31, 2006
(unaudited)			Additional
	Common Stock		Paid-in	Accumulated		Stockholders’
	Shares	Amount	Capital	Deficit	Treasury Stock	Deficiency

Balance at July 31, 2006	80,750,105	80,750	28,789,176	(29,371,650)	(31,625)	(533,349)

Issuance of common stock upon exercise of options	111,023	111	1,383			1,494

Purchase of Treasury Stock					(5,753)	(5,753)

Issuance of common stock for services	1,018,105	1,019	158,854			159,873

Vesting of options granted to employees			6,333			6,333

Net Loss				(312,621)		(312,621)

Balance at October 31, 2006	81,879,233	81,880	28,955,746	(29,684,271)	(37,378)	(684,023)

EAUTOCLAIMS, INC.

STATEMENTS OF CASH FLOWS

	Three-month Period Ended October 31, 2006	Three-month Period Ended October 31, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	(312,621)	$(486,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,916	122,284
Common stock issued for services	159,873	119,250
Common stock issued for interest	0	904
Bad debts	(1,000)	17,000
Vesting of options granted to employees	6,333	11,097
Changes in operating assets and liabilities
Accounts receivable	(81,899)	(216,696)
Prepaid expenses and other current assets	(120,814)	(47,141)
Accounts payable, advance payments and accrued expenses	(81,009)	96,942
Net cash used in operating activities	(319,221)	(382,440)

Cash flows from investing activity:
Purchases of property and equipment	(93,495)	(73,547)
Proceeds from related parties	0	6,231

Net cash used in investing activity	(93,495)	(67,316)

Cash flows from financing activities:
Proceeds from exercise of warrants	0	57,143
Proceeds from exercise of options	1,494	2,000
Proceeds from note payable	0	500,000
Purchase of treasury stock	(5,753)
Principal payments on capital lease	(23,533)	(22,770)
Net cash (used in) provided by financing activities	(27,792)	536,373

Net (decrease) increase in cash and cash equivalents	(440,508)	86,617

Cash and cash equivalents at beginning of period	1,524,239	306,280

Cash and cash equivalents at end of period	$1,083,731	$392,897

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$4,871	$13,463

Supplemental disclosure of noncash investing and financing activities:
Conversion of debentures to common stock	$—	275,000
Equipment acquired by capital lease	$—	19,567
Shares and warrants issued to unit holders	$—	475,829
Fair value of warrants issued in conjunction with bridge loan	$—	9,000

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

_______________________________________________________

Note 1 - Basis of presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims, Inc. as of October 31, 2006 and its results of operations and cash flows for the three month period ended October 31 2006 and 2005. Results of operations for the three month period ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

As shown in the financial statements, the Company has suffered recurring losses from operations, has a stockholders’ deficiency and a working capital deficiency. The Company has been able to raise additional funds from debt and equity offerings and management believes the Company can continue to do so in the future. During the year ended July 31, 2006 the Company realized increased revenue from agreements signed in prior years, and expects this to continue in the year ending July 31, 2007. In addition, the Company has secured a non-cancellable line of equity from a shareholder in the amount of $2,000,000.

Revenue Recognition

The Company derives revenue primarily from collision repairs, glass repairs and fleet repairs. Revenue is recognized when an agreement between the Company and its customer exists, the repair services have been completed, the revenue is fixed and determinable and collection is reasonably assured.

The Company records revenue gross when the Company is the primary obligor in the arrangements, the Company has latitude in establishing price, the Company control’s what services are provided and where the services will take place, the Company has discretion in supplier selection, the Company is involved in the determination of product or service specifications and the Company has credit risk. The Company records revenue net when situations occur whereby the supplier (not the Company) is the primary obligor in an arrangement, the amount the Company earns is fixed or the supplier (and not the Company) has credit risk.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short term, highly liquid investments with original maturities of three months or less.

Reclassifications

The Company has made certain reclassifications to the fiscal 2006 consolidated financial statements, as previously reported, to conform to current classification. These reclassifications did not change net loss as previously reported.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on their financial statements.

Note 2 – Stock Based Compensation

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

Effective August 1, 2005, the Company adopted SFAS No. 123R utilizing the modified prospective method. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, measured under the original provisions of SFAS 123, “Accounting for Stock Based Compensation”, is recognized in net earnings in the periods after the date of adoption. The compensation cost charged to operations pursuant to SFAS No. 123R was $6,333 and $11,097 for the three months ended October 31, 2006 and 2005, respectively.

A summary of the status of the company’s options for the three months ended October 31, 2006 is as follows:

	October 31, 2006
	Shares	Weighted Avg Price	Remaining Life	Aggregate Intrinsic Value

Balance at beginning of year	3,274,254	$0.32
Granted	62,500	$0.15
Cancelled or Expired	(297,000)	$0.61
Exercised	(149,375)	$0.16

Outstanding at end of period	2,890,379	$0.30	2.53	124,668

Note 3 - Per share calculations

Basic loss per share is computed as net loss available to common stockholders’ divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. As of October 31, 2006 and 2005, 25,581,443 and 32,156,776 options and warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

Note 4 - Equity Transactions

During the three months ended October 31, 2006 the Company issued a total of 1,018,105 shares of common stock in exchange for services. Of this total, 91,858 shares were issued to members of management in accordance with the terms of their employment contracts. A total of $13,123 was charged to expense during this period, which was approximately equal to the fair market value of the shares at the time of issuance. The Company also issued a total of 926,247 shares of common stock to our four outside directors and Chairman of the Board in exchange for their services. Of this total, 781,250 shares were issued for services to be rendered for fiscal year 2007. These shares are being expensed over the year as they are earned. During the three months ended October 31, 2006 the Company expensed $31,250, or 195,312 shares, which was approximately equal to the fair market value of the shares when earned. In addition, a total of 144,997 shares were issued to these same directors for services rendered during the three months ended October 31, 2006. A total of $21,750 was charged to expense during this time period, which was approximately equal to the fair market value of these shares when earned.

During the three months ended October 31, 2006 a total of 149,375 shares of common stock were issued to three employees as a result of the exercise of outstanding options, all with a strike price of $0.01. A total of 38,352 shares were sold back to us by two senior managers who delivered these shares to satisfy tax withholding requirements. These shares were valued at $5,753 which represents the fair value of the shares at the time of surrender.

Note 5 - Subsequent Event

On November 10, 2006 a total of 62,517 shares of common stock were issued to an officer as a result of the exercise of outstanding options. These options had an exercise price of $0.01. A total of 22,483 shares were sold back to us by this officer, who delivered the shares to satisfy tax withholding requirements. The shares were valued at $3,372 which represents the fair value of the shares at the time of surrender.

On November 30, 2006 the Company issued a total of 15,000 shares of common stock to two officers according to the terms of their employment agreements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

eJusterSuite also builds in service partners that can provide the needed services such as Independent adjustors, car rentals, tow trucks and accident reporting by only clicking an Icon that is added to the screen of the customer’s desk top in the current system. The system automatically provides the service partner the information already in our system via the Internet. The service partner will systematically provide the requested services and pay us a fee for each assignment they receive through our system. This process significantly reduces the customers’ time and cost to process claims as well as reduces the number of mistakes that occur in a manual process. In many cases it also reduces the cost of the service partner to obtain and process the transaction, even after paying our transaction fee. This revenue provides additional margin without the additional personnel and operation costs.

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounted for 85% of the revenue for the three-months ended October 31, 2006. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $65 per claim depending upon the level of service required. For the three-months ended October 31, 2006, 15% of the revenue has been received from claims processing fees and other income. Other income consists mostly of the sale of estimating software, fees from taking first notice of loss reports, fees from service partners (ASP fees) and subrogation income.

We have focused more resources on marketing products where we serve in the capacity of an Application Service Provider (ASP). Our applications are user-friendly, customizable to meet the client’s unique workflow, and are scalable. The applications currently offered under the ASP category include eJusterSuite, AuditPro, the Appraisal Management System, eDataTransfer and several custom applications for automotive collision and auto glass industry repair providers.

Our AuditPro product is a rules-based estimate auditing application that has been well received by existing clients and prospects, which has allowed us to grow our high margin ASP revenue. Large carriers can use AuditPro as a stand-alone model that can be integrated within their organization without the need for significant initial cost and without materially changing their internal workflow.

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

The revenue generated from a Co-Marketing Agreement with Audatex (formerly the ADP Claims Services Group) will be recorded net of the repair costs because in the agreement we are performing a fee for service. The insurance company is the customer of Audatex, who will be collecting the revenue and paying the shop.

We maintain an allowance for doubtful accounts for losses that we estimate will arise from the customers’ inability to make required payments. Collectability of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At October 31, 2006 the allowance for doubtful accounts was approximately $169,000.

Accounting for income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $10,623,000 at October 31, 2006. The deferred tax asset consists mainly of net operating losses previously not realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company has not reached profitability.

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

Management’s Operating Plan

We have taken specific actions to ensure the continued growth in the claims processing business that we experienced in fiscal year 2006, when we recorded a 27% increase in the number of assignments going to our network of shops. We continue to focus much of our effort in making the migration to the larger insurance company market. This is evident by our recent execution of a Letter Of Intent with Firemen’s Fund Insurance Company and the expansion of services with CNA Insurance Company. We continue to work in this larger market place and while there are no guarantees, we expect to see continued success in fiscal year 2007.

As mentioned previously, in May 2005, ADP Claims Services Group was acquired by Solera, Inc. a privately held company and a new-co, Audatex, a Solera Company, was established as the operating organization. When this transaction occurred, it triggered two provisions of our Co-Marketing Agreement with ADP. The first one was our right to terminate the exclusivity clause and the second was the need for us to give consent to ADP for the assignment of our Co-Marketing Agreement to another organization.

Since the closing of the transaction, the Audatex organization has had a major restructuring of its personnel, including many of the key personnel associated with our program. As a result of the aforementioned circumstances, on May 1, 2006, we chose to withhold the consent of assigning our agreement to Audatex and elected to terminate the exclusivity clause with ADP Claims Services Group. Our mutual expectation is to remain channel partners and to continue processing the business from the accounts we currently service. We do expect to see organic growth from the existing accounts and we have no plans to terminate the Co-Marketing Agreement, however we have maintained our right for a non-exclusive relationship.

Specifically, management is taking the following actions that are expected to positively impact our financial position in fiscal 2007:

•

We have entered into a Letter Of intent with Firemen’s Fund Insurance Company (“FFIC”). FFIC is working in good faith to use our core services of our outsourced Guaranteed Repair Network and a full suite of ASP tools. While there is no guarantee, and we must meet certain conditions set forth by FFIC, we expect this account will roll out before the end of the third quarter of fiscal year 2007.

•

While we have focused much of our efforts over the past two years on the building of clients through the Audatex Co-Marketing Agreement for our Collision Management product, we continue to market our services to the insurance industry through our direct sales channel. We continue to make sales progress in this area. One specific new client is a meaningful size carrier who entered into an annual contract and is testing our product in a district office, utilizing our network of shops and traditional eJusterSuite product. While this test is in its early stages and there are no guarantees the client will expand the program, the early test results have been very positive. Should this test continue to yield such results, the client would likely roll the program out to all of its district offices over the course of the calendar year 2007. The potential sales volume and the full revenues of our direct sales channel model would make this account’s contribution to profit the most material of all current clients under contract, including our clients from the Audatex Co-Marketing Agreement.

•

Expansion of Sales Staff – We have recently expanded our direct sales staff and plan to further increase our sales force in the market place. With the recent success of adding new larger clients and the improvement of our balance sheet, we believe we will have greater success in the direct sales channel.

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

•	We are exploring possible new or additional strategic partners in the industry who have a large client base and represent additional new sales with a short sales cycle & acquisition cost.

Since August 2004 the ADP/Audatex Agreement has produced twenty signed pilot agreements with insurance companies or third party administrators, and has produced seven annual agreements after the pilot periods were completed. Some of the pilot agreements have continued.

•

Rolling out Higher Margin Product Lines – We continue to make progress in building our operating margins by focusing on higher margin products. While future reports on margin will be influenced by the revenue recognition related to the Audatex Co-Marketing Agreement or with other possible partners, the greatest impact to the margin is expected to be from the sales of higher margin products. We are leveraging internally developed ASP/technologies that will allow other companies in related industries to significantly reduce labor costs and improve operating efficiencies, as is the case with our “Audit Pro” product, a programmatic electronic estimate auditing tool. Many of these technologies have already been implemented in our operating processes and have shown themselves to be of significant value. By modifying the interface to these technologies, we can produce significant click fee revenue without adding significant operating costs. The target market for these technologies will include a wide range of organizations, including the largest (tier 1) insurance companies. We believe this additional product line will result in a greater growth in high volume, high margin revenues that will have a meaningful impact to our bottom-line. While there are no guarantees that these transactions or new business will mature, we believe this will be a growth market for us in the future.

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

Results of Operations

For the three-months ended October 31, 2006 compared to the three-months ended October 31, 2005.

Revenue

For the three months ended October 31, 2006 total revenue was approximately $4.0 million, which is a 6% increase over the approximately $3.8 million for the three months ended October 31, 2005. During the three-months ended October 31, 2006 we derived 46% and 17% of our revenue from two customers. The contract with our largest customer automatically renewed for a period of one year in April 2006. The business associated with this client has been sold by the client to a third party and we subsequently assigned the agreement to this new entity. We have been working with the new owner to create a new contract. While we do not anticipate any short term loss of business from this client and expect we will receive a new servicing contract, we cannot guarantee that the new agreement will be a long term contract with the new client, or that any new contract will be on more favorable terms.

Collision repair management revenue, including glass repair revenue, increased 12% to $3.2 million for the three-months ended October 31, 2006 from $2.8 million for the three-months ended October, 2005. The increase in revenue is a combination of increased shop utilization of our network shops by consumers associated with our core clients, as well as increased revenue earned from repairs processed for clients acquired as a result of the Audatex Co-Marketing agreement. As previously stated, this revenue is recorded at net, which significantly reduces the amount of gross revenue reported, although the overall gross margin is increased as a result of not having to pay the shops for the work performed. During the three-months ended October 31, 2006 we earned over $208,000 in net revenue from clients acquired as a result of the agreement with Audatex. This additional revenue resulted in the gross margin percent for collision management to increase from 13% to 17% for the three-months ended October 31, 2006, not including fees.

Fleet repair revenue decreased by approximately $22,000 from approximately $242,000 for the three months ended October 31, 2005 to approximately $220,000 for the three months ended October 31, 2006. This decrease is a result of lower losses reported by our existing customers.

Fees and other revenue decreased approximately $109,000 to approximately $603,000 for the three months ended October 31, 2006 as compared to approximately $712,000 for the three months ended October 31, 2005. This decrease is primarily the result of earning approximately $66,000 less revenue this year from current clients for taking first notice of loss reports. In the period ending October 31, 2005 we earned additional revenue from our clients by taking increased numbers of first notice loss reports as a result of damages sustained by consumers due to the hurricanes of 2005. The sales of estimatic software also decreased by approximately $51,000 to approximately $167,000 for the period ending October 31, 2006 from approximately $218,000 for the three months ended October 31, 2005. These decreases were partially offset by increases from our regular click fee assignments, Audit Pro revenue and revenue from assignments to our network of independent appraisers.

Claims Processing Charges

Claims processing charges include the costs of collision and glass repairs paid to repair shops within our repair shop network. Claims processing charges for the three months ended October 31, 2006, were approximately $2.8 million, or 71% of total revenue compared to approximately $2.7 million, or 71% of total revenue for the three-months ended October 31, 2005. Claims processing charges are primarily the costs of collision repairs paid by us to our collision repair shop network.

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

Selling, General and Administrative (SG&A) Expenses

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone and internet charges, legal and other professional fees, and travel expenses. SG&A expenses for the three-months ended October 31, 2006 were approximately $1.4 million, which represents a 7% decrease from the approximately $1.5 million for the three months ended October 31, 2005. Payroll and benefit related expenses for the three-months ended October 31, 2006 totaled approximately $948,000 compared to approximately $990,000 for the three months ended October 31, 2005. The decrease is primarily the result of decreases in health care costs, telephone expense, costs incurred for outside consulting services and non-cash compensation expenses as provided for in management contracts. We incurred higher rent expense in the three months ended October 31, 2006 as a result of our new lease agreement.

SG&A expenses also include non-cash charges of approximately $166,000 and $131,000 for the three-month periods ended October 31, 2006 and 2005, respectively. For the period ended October 31, 2006 these non-cash charges included approximately $160,000 of common stock issued to pay fees to directors and management according to terms of their employment contracts and approximately $6,000 taken as result of implementing SFAS 123R, which requires expensing of stock options as they become vested. For the period ending October 31, 2005 the non-cash charges included approximately $89,000 of common stock issued to pay fees to directors, approximately $30,000 of common stock that was to be issued to management according to terms of their contracts and approximately $1,000 of common stock issued for accrued interest associated with the conversion of debt. In addition, a charge of approximately $11,000 was taken as a result of implementing SFAS123R.

Also included in the SG&A is interest expense related to capital leases. For the three months ended October 31, 2006, this interest expense totaled approximately $5,000. This compares to interest expense on capital leases of approximately $13,000 for the three months ended October 31, 2005.

Depreciation

Depreciation of property and equipment of approximately $112,000 was recognized in the three-months ended October 31, 2006. This is compared to approximately $122,000 for the three-months ended October 31, 2005.

Net Income/Loss

Net loss for the three-months ended October 31, 2006 totaled approximately $313,000 compared to a net loss of approximately $486,000 for the three-months ended October 31, 2005, an improvement of approximately $173,000, or 36%. Included in these numbers are non-cash expenses of approximately $277,000 including depreciation charges, for the three months ended October 31, 2006 compared to $305,000 for the three months ended October 31, 2005.

Liquidity and Capital Resources

At October 31, 2006, we had approximately $1.1 million in cash. This is a decrease of approximately $.4 million from July 31, 2006. We have a working capital deficiency of approximately $2.5 million compared to a deficiency of approximately $3.9 million as of October 31, 2005. The primary source of our working capital during the three-months ended October 31, 2006 was from cash generated by operations.

We believe that our current cash on hand and cash generated from operations will be sufficient to meet our working capital requirements for the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period or that we will be able to generate capital from any future sale of our securities.

Debt and Contractual Obligations

Our commitments for debt and other contractual arrangements as of October 31, 2006 are summarized as follows:

	Years ending October 31,
	2007	2008	2009	2010	2011	Thereafter	Total

Property lease	267,000	275,000	284,000	292,000	301,000	336,000	1,755,000
Equipment lease	94,000	5,000	—				99,000
Employee compensation	392,000	85,000					477,000
	753,000	365,000	284,000	292,000	301,000	336,000	2,331,000

We lease equipment and facilities under non-cancelable capital and operating leases expiring on various dates through 2012. The main operating lease consists of a 7-year lease for 30,000 square feet of a 62,000 square foot facility. This lease runs through December 2012. Our rent, including applicable taxes, begins at $21,694 per month in the first year and increases 3% each year through the remaining life of the lease.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of October 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended October 31, 2006. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ended October 31, 2006 we issued 926,247 shares of common stock to four Directors and the Chairman of the Board for services rendered in accordance with the approved Board compensation plan.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares or Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate Dollar Value) of Shares (or units) that May Yet be Purchased Under the Plans or Programs
August 1- 31, 2006	38,352	0.15	—	—
September 1 - 30, 2006	—	—	—	—
October 1 - 31, 2006	—	—	—	—
Total	38,352	0.15	—	—

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

Date:	December 14, 2006	By:	/s/ Eric Seidel
Eric Seidel, President and Chief Executive Officer

Date:	December 14, 2006	By:	/s/ Larry Colton
Larry Colton, Chief Financial Officer and Principal Accounting Officer