Form 10QSB
period 2007-01-31
EAUTOCLAIMS, INC
filed 2007-03-15
CIK 1034694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended January 31, 2007

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, $.001 par value, as of February 28, 2007 was 82,391,549

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

EAUTOCLAIMS, INC.

BALANCE SHEETS

	January 31, 2007 (unaudited)	July 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$695,119	$1,524,239
Accounts receivable, less allowance for doubtful accounts of $157,000 and $170,000 respectively	581,229	561,703
Prepaid expenses and other current assets	154,373	70,630
Total current assets	1,430,721	2,156,572

Property and equipment, net of accumulated depreciation	641,242	672,192

Goodwill	1,093,843	1,093,843

Other assets	35,800	39,848

Deferred income tax asset, net of valuation allowance $10,838,000 and $10,499,000 respectively
Total Assets	$3,201,606	$3,962,455

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable, advanced payments and accrued expenses	$4,299,212	$4,373,163
Current portion of capital lease obligation	71,112	100,404
Total current liabilities	4,370,324	4,473,567

Capital lease obligation	3,448	22,237
Total liabilities	4,373,772	4,495,804

Stockholders’ Deficiency:

Convertible preferred stock – $.001 par value; authorized 5,000,000 shares
No shares outstanding
Common stock – $.001 par value; authorized 150,000,000 shares, issued 82,270,948 shares and 80,750,105 shares respectively	82,271	80,750
Additional paid-in capital	29,013,589	28,789,176
Accumulated deficit	(30,227,276)	(29,371,650)
Treasury Stock, at cost, 198,335 and 137,500 shares respectively	(40,750)	(31,625)
Stockholders’ Deficiency	(1,172,166)	(533,349)
Total Liabilities and Stockholders’ Deficiency	$3,201,606	$3,962,455

EAUTOCLAIMS, INC.

STATEMENTS OF OPERATIONS

	Three-month Period Ended January 31, 2007	Three-month Period Ended January 31, 2006	Six-month Period Ended January 31, 2007	Six-month Period Ended January 31, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Collision repairs management	$2,642,279	$2,683,778	$5,838,447	$5,532,143
Fleet repairs management	207,210	226,436	427,779	468,615
Fees and other revenue	565,450	723,842	1,168,084	1,435,344
Gain on sale of building		756,943		756,943
Total revenue	3,414,939	4,390,999	7,434,310	8,193,045

Expenses:
Claims processing charges	2,340,378	2,458,586	5,182,511	5,145,935
Selling, general and administrative	1,502,575	1,814,826	2,880,518	3,293,319
Depreciation and amortization	114,991	113,867	226,907	236,151
Total expenses	3,957,944	4,387,279	8,289,936	8,675,405
Net income (loss)	$(543,005)	$3,720	$(855,626)	$(482,360)

Adjustment to net loss to compute loss per common share:
Preferred stock dividends
Dividend to unit holders	—			(475,829)
Net loss applicable to common stock	$(543,005)	$3,720	$(855,626)	$(958,189)
Loss per common share - basic and
Basic	$(0.01)	$0.00	$(0.01)	$(0.01)
Diluted	$(0.01)	$0.00	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding
Basic	81,983,348	65,794,075	81,758,666	64,576,450
Diluted	81,983,348	75,292,746	81,758,666	64,576,450

EAUTOCLAIMS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

Six month period ended January 31, 2007
(unaudited)			Additional
	Common Stock		Paid-in	Accumulated		Stockholders’
	Shares	Amount	Capital	Deficit	Treasury Stock	Deficiency

Balance at July 31, 2006	80,750,105	80,750	28,789,176	(29,371,650)	(31,625)	(533,349)

Issuance of common stock upon exercise of options	178,986	179	2,219			2,398

Purchase of Treasury Stock					(9,125)	(9,125)

Issuance of common stock for services	1,341,857	1,342	210,031			211,373

Vesting of options granted to employees			12,163			12,163

Net Loss				(855,626)		(855,626)

Balance at January 31, 2007	82,270,948	82,271	29,013,589	(30,227,276)	(40,750)	(1,172,166)

EAUTOCLAIMS, INC.

STATEMENTS OF CASH FLOWS

	Six-month Period Ended January 31, 2007	Six-month Period Ended January 31, 2006
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(855,626)	$(482,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	226,907	236,151
Gain on sale of building		(756,943)
Common stock issued for services	211,373	346,401
Common stock issued for interest		904
Bad debts	(13,000)	(15,000)
Stock based compensation expense	12,163	21,560
Changes in operating assets and liabilities
Accounts receivable	(6,526)	(25,131)
Prepaid expenses and other current assets	(79,695)	(50,203)
Accounts payable, advance payments and accrued expenses	(73,951)	92,964
Net cash used in operating activities	(578,355)	(631,657)

Cash flows from investing activity:
Purchases of property and equipment	(195,957)	(141,687)
Proceeds from sale of building		819,634
Proceeds from related parties		6,231

Net cash (used in) provided by investing activity	(195,957)	684,178

Cash flows from financing activities:
Proceeds from exercise of warrants		219,429
Proceeds from exercise of options	2,398	14,974
Purchase of treasury stock	(9,125)
Principal payments on capital lease	(48,081)	(46,773)
Net cash (used in) provided by financing activities	(54,808)	187,630

Net (decrease) increase in cash and cash equivalents	(829,120)	240,151

Cash and cash equivalents at beginning of period	1,524,239	306,280

Cash and cash equivalents at end of period	$695,119	$546,431

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$8,725	$31,031

Supplemental disclosure of noncash investing and financing activities:
Conversion of debentures to common stock	$—	275,000
Equipment acquired by capital lease	$—	19,567
Shares and warrants issued to unit holders	$—	475,829
Fair value of warrants issued in conjunction with bridge loan	$—	9,000

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------------------------

Note 1 - Basis of presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims, Inc. as of January 31, 2007 and its results of operations and cash flows for the three and six month periods ended January 31, 2007 and 2006. Results of operations for the three and six month periods ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

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

Note 2 - Stock Based Compensation

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

Effective August 1, 2005, the Company adopted SFAS No. 123R utilizing the modified prospective method. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, measured under the original provisions of SFAS 123, “Accounting for Stock Based Compensation”, is recognized in net earnings in the periods after the date of adoption. The compensation cost charged to operations pursuant to SFAS No. 123R was $12,163 and $21,560 for the six months ended January 31, 2007 and 2006, respectively.

A summary of the status of the company’s options for the six months ended January 31, 2007 is as follows:

	January 31, 2007
	Shares	Weighted Avg Price	Remaining Life	Aggregate Intrinsic Value
Balance at beginning of year	3,274,254	$0.32
Granted	112,500	$0.15
Cancelled or Expired	(369,333)	$0.57
Exercised	(239,821)	$0.01

Outstanding at end of period	2,777,600	$0.31	2.34	125,125

Note 3 - Per share calculations

Basic loss per share is computed as net loss available to common stockholders’ divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. As of January 31, 2007 and 2006, 25,468,664 and 29,980,455 options and warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

Note 4 - Equity Transactions

During the six months ended January 31, 2007 the Company issued a total of 1,341,857 shares of common stock in exchange for services. Of this total, 121,858 shares were issued to members of management in accordance with the terms of their employment contracts. A total of $17,623 was charged to expense during this period, which was approximately equal to the fair market value of the shares at the time of issuance. The Company also issued a total of 1,219,999 shares of common stock to our four outside directors and Chairman of the Board in exchange for their services. Of this total, 781,250 shares were issued for services to be rendered for fiscal year 2007. These shares are being expensed over the year as they are earned. During the six months ended January 31, 2007 the Company expensed $62,500, or 390,625 shares, which was approximately equal to the fair market value of the shares when earned. In addition, a total of 251,249 shares were issued to these same directors for services rendered during the six months ended January 31, 2007. A total of $38,750 was charged to expense during this time period, which was approximately equal to the fair market value of these shares when earned. Also included in the above total are 187,500 shares, worth $30,000 at fair market value, which were issued to the new Chairman of the Board on January 15, 2007.

During the six months ended January 31, 2007 a total of 239,821 shares of common stock were issued to five employees as a result of the exercise of outstanding options, all with a strike price of $0.01. A total of 60,835 shares were sold back to us by three senior managers who delivered these shares to satisfy tax withholding requirements. These shares were valued at $9,125 which represents the fair value of the shares at the time of surrender.

Note 5 - Subsequent Event

On February 27, 2007 a total of 160,802 shares of common stock were issued to an employee as a result of the exercise of outstanding stock options. These options had an exercise price of $0.01. A total of 40,201 shares were sold back to the Company by this employee, who delivered the shares to satisfy tax withholding requirements. The shares were valued at $6,432 which represents the fair value of the shares at the time of surrender.

On February 14, 2007 the Company authorized a standby Letter of Credit to be issued in the amount of $730,000 for the benefit of Fireman’s Fund Insurance Company as required under the terms of our contract with this new client. The Letter of Credit has been secured with a CD in the same amount.

During the month of February 2007 the Company has raised a total of $300,000 from multiple investors under a debt offering which is currently still in process. Under the terms of the offering, the Company is authorized to raise up to $2 million in unit increments of $100,000.

On March 9, 2007 the Company was notified by Sentry Insurance that they would be vacating our operating platform as of April 5, 2007.

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

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounted for 83% and 84% of the revenue for the three and six months ended January 31, 2007. We are paid a fee on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $65 per claim depending upon the level of service required. For the three and six months ended January 31, 2007, 17% and 16% of the revenue has been received from claims processing fees and other income. Other income consists mostly of the sale of estimating software, fees from taking first notice of loss reports, fees from service partners (ASP fees) and subrogation income.

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

•	We have discretion in supplier selection. Through the use of software, we prioritize which repair facility is used based on the efficiency and effectiveness of the repair facility.
•	We have credit risk. We are responsible to pay the repair facility even if the customer does not pay for the repair.

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

We maintain an allowance for doubtful accounts for losses that we estimate will arise from the customers’ inability to make required payments. Collectability of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At January 31, 2007 the allowance for doubtful accounts was approximately $157,000.

Accounting for income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $10,838,000 at January 31, 2007. The deferred tax asset consists mainly of net operating losses previously not realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company has not reached profitability.

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

Management’s Operating Plan

During the second quarter of our current fiscal year there were changes in conditions with existing accounts and new business which all involve timing issues. We have taken specific actions to ensure the future growth in the claims processing business. We continue to focus much of our effort in making the migration to the larger insurance company market; however the migration of our marketing change presents a timing differential between the new business coming on and the loss of some existing claims flow. The Letter Of Intent with Fireman’s Fund Insurance Company executed in the first quarter has resulted in a signed three year contract The expansion of services announced in the first quarter with CNA is now being implemented. During the second quarter we were alerted to the fact that some existing business with a well established and long term account would be migrating to another platform.

The timing issue develops as the business coming off our platform will and is happening now. The new business scheduled by contract to increase the revenue base will come on in the last quarter of this fiscal year. While the increase in revenue is far greater than any current loss of existing revenue, the timing difference will leave the company with less revenue and more expense during the transition. This will create a temporary decrease in revenue with a one time increase in restructuring expense.

In anticipation of this gap the company took steps to reduce direct expense during this period of months where revenue decreases. We reduced staff by 22 people creating a reduction in salary and benefit costs of approximately $623,000 annually. We also integrated our programmable audit tool into the primary application which allows us to avoid having to re-key data which in effect substantially increases productivity.

Specifically, management is taking the following actions that are expected to positively impact our financial position in fiscal 2007:

•

We have executed a three (3) year contract with Firemen’s Fund Insurance Company (“FFIC”). FFIC is working in good faith to use our core services of our outsourced Guaranteed Repair Network (GRN) and a full suite of ASP tools. While there is no guarantee, and we must meet certain conditions set forth by FFIC, we expect this account will roll out before the end of the fourth quarter of fiscal year 2007.

•

While we have focused much of our efforts over the past two years on the building of clients through the Audatex Co-Marketing Agreement for our Collision Management product, we continue to market our services to the insurance industry through our direct sales channel. We continue to make sales progress in this area. One specific new client is a meaningful size carrier who entered into an annual contract on an ASP basis and has now agreed to use our GRN network of shops. While this rollout is in its early stages and there are no guarantees the client will expand the program, the early results have been very positive. The potential sales volume and the full revenues of our direct sales channel model would make this account’s contribution to profit the most material of all current clients under contract, including our clients from the Audatex Co-Marketing Agreement.

•

Expansion of Sales Staff – We have recently expanded our direct sales staff and plan to further increase our sales force in the market place. We did this through the sales rep channel on an hourly rate rather than build in another layer of fixed expense. With the recent success of adding new larger clients and the improvement of our balance sheet; we believe we will have greater success in the direct sales channel.

•

Expansion of CNA Insurance Company’s business in the second quarter of fiscal year 2007. This Co-Marketing Account with Audatex was rolled out during the past fiscal year. The account recently agreed to expand its business with us by adjusting the method by which our outsourced services are offered. This change is expected to allow the account to mature to its full potential with our expanded service.

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

Results of Operations

For the six and three-months ended January 31, 2007 compared to the six and three-months ended January 31, 2006.

Revenue

Total revenue for the six months ended January 31, 2007 was approximately $7.4 million. This equals the $7.4 million in revenue reported for the six months ended January 31, 2006, after excluding the gain on the sale of the building, which occurred in the second quarter of fiscal 2006. For the three months ended January 31, 2007, total revenue was $3.4 million compared to $3.6 million for the three months ended January 31, 2006, after excluding the gain on the sale of the building. During the six months ended January 31, 2007 we derived 44% and 18% of our revenue from two customers. The contract with our largest customer automatically renewed for a period of one year in April 2006. The business associated with this client was sold by the client to a third party and we subsequently assigned the agreement to this new entity. While we have been working with the new owner to create a new contract, we have experienced a reduction in claims volume of approximately 23% in the second quarter of fiscal 2007 compared to the first quarter. On March 9, 2007 we were notified that this client will migrate their business off of our platform entirely in the third quarter of fiscal 2007. Although we continue in discussion with this client, we cannot guarantee that we will obtain a new agreement, or that any new contract will be on more favorable terms.

For the three months ended January 31, 2007, collision repair management revenue, including glass repair revenue, decreased 2% to $2.64 million compared to $2.68 million for the three months ended January 31, 2006. This decrease is primarily due to reduced claims volume from our largest client. For the six months ended January 31, 2007, collision repair management revenue, including glass repair revenue, increased 6% to $5.8 million compared to $5.5 million for the six-months ended January 31, 2006. The increase in revenue over the six month period is a combination of increased shop utilization of our network shops by consumers associated with our core clients, as well as increased revenue earned from repairs processed for clients acquired as a result of the Audatex Co-Marketing agreement. As previously stated, this revenue is recorded at net, which significantly reduces the amount of gross revenue reported, although the overall gross margin is increased as a result of not having to pay the shops for the work performed. During the six-months ended January 31, 2007 we earned over $440,000 in net revenue from clients acquired as a result of the agreement with Audatex. This additional revenue resulted in the gross margin percent for collision management to increase from 14% to 18% for the six-months ended January 31, 2007, not including fees.

Fleet repair revenue decreased by approximately $19,000 from approximately $226,000 for the three months ended January 31, 2006 to approximately $207,000 for the three months ended January 31, 2007. For the six months ended January 31, 2007, fleet revenue was approximately $428,000 compared to approximately $469,000 for the six months ended January 31, 2006. This decrease is primarily the result of the loss of our second largest customer in fiscal 2007 as well as fewer claims being reported by existing customers in the current fiscal year.

For the three and six months ended January 31, 2007, fees and other revenue decreased approximately $158,000 and approximately $267,000 respectively, as compared to the three and six months ended January 31, 2006. This decrease is primarily the result of earning less revenue this year from current clients for taking first notice of loss reports. In the three and six months ended January 31, 2006 we earned approximately $108,000 and $175,000, respectively, of additional revenue from our clients by taking increased numbers of first notice loss reports as a result of damages sustained by consumers due to the hurricanes of 2005. The sales of estimatic software also decreased by approximately $5,000 and $53,000, respectively for the three and six months ended January 31, 2007 as compared to the three and six months ended January 31, 2006.

Claims Processing Charges

Claims processing charges include the costs of collision and glass repairs paid to repair shops within our repair shop network. Claims processing charges for the three and six months ended January 31, 2007, were approximately $2.3 million and $5.18 million, respectively, or 69% and 70%, respectively, of total revenue. This compares to approximately $2.5 million and $5.15 million, respectively, or 68% and 69%, respectively, of total revenue for the three and six months ended January 31, 2006. Claims processing charges are primarily the costs of collision repairs paid by us to our collision repair shop network.

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

Selling, General and Administrative (SG&A) Expenses

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone and internet charges, legal and other professional fees, and travel expenses. SG&A expenses for the three and six months ended January 31, 2007 were approximately $1.5 million and $2.9 million, respectively, which represents a 17% and 12% decrease, respectively from the approximately $1.8 million and $3.3 million for the three and six months ended January 31, 2006. Payroll and benefit related expenses for the three and six months ended January 31, 2007 totaled approximately $1.0 million and $2.0 million respectively, compared to approximately $1.1 million and $2.1 million, respectively, for the three and six months ended January 31, 2006. The decrease is primarily the result of decreases in health care costs, telephone expense, and costs incurred for outside consulting services. We incurred higher rent expense in the three and six months ended January 31, 2007 as a result of our new lease agreement.

SG&A expenses also include non-cash charges, excluding depreciation, of approximately $58,000 and $224,000 for the three and six month periods ended January 31, 2007. For the three and six month periods ended January 31, 2007 these non-cash charges included approximately $52,000 and $212,000, respectively, of common stock issued to pay fees to directors and management according to terms of their employment contracts. Approximately $6,000 and $12,000, respectively, was expensed as result of implementing SFAS 123R, which requires expensing of stock options as they become vested. For the three and six month periods ending January 31, 2006 the non-cash charges included approximately $238,000 and $369,000, respectively, of non cash charges. This included approximately $227,000 and $346,000 respectively, of common stock issued to pay fees to directors, and management according to terms of their contracts and approximately $1,000 of common stock issued in the first quarter of 2006 for accrued interest associated with the conversion of debt. In addition, a charge of approximately $11,000 and $22,000 respectively, was taken as a result of implementing SFAS123R.

Also included in the SG&A is interest expense related to capital leases. For the three and six months ended January 31, 2007, this interest expense totaled approximately $4,000 and $9,000 respectively. This compares to interest expense on capital leases of approximately $18,000 and $31,000 respectively, for the three and six months ended January 31, 2006.

Depreciation

Depreciation of property and equipment of approximately $115,000 and $227,000 respectively, was recognized in the three and six months ended January 31, 2007. This is compared to approximately $114,000 and $236,000 respectively, for the three and six months ended January 31, 2006.

Net Income/Loss

Net loss for the three and six months ended January 31, 2007 totaled approximately $543,000 and $856,000, respectively. Net income for the three months ended January 31, 2006 was approximately $4,000, which includes a gain on the sale of the Oldsmar facility of approximately $756,000. Net loss for the six months ended January 31, 2006 was approximately $482,000, which also includes the $756,000 gain on the sale of the building. Included in these numbers are non-cash expenses of approximately $172,000 and $450,000 including depreciation charges, for the three and six months ended January 31, 2007. This is compared to $403,000 and $691,000 of non-cash charges, including depreciation, for the three and six months ended January 31, 2006.

Liquidity and Capital Resources

At January 31, 2007, we had approximately $.7 million in cash. This is a decrease of approximately $.8 million from July 31, 2006. We have a working capital deficiency of approximately $2.9 million compared to a deficiency of approximately $3.4 million as of January 31, 2006. The primary source of our working capital during the six-months ended January 31, 2007 was from cash generated by operations.

As previously stated in our operating plan, we anticipate that certain timing differences will create a temporary decrease in revenue over the next several months, which will result in a temporary reduction in cash from operations over the same time period. In order to bridge this temporary gap, we believe that we will require additional funding in order to meet our working capital requirements over the next 12 months. We are currently working on obtaining additional funding through issuance of one year notes, as well as exploring additional options to secure the required funds. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period or that we will be able to generate capital from any future sale of our securities.

Debt and Contractual Obligations

Our commitments for debt and other contractual arrangements as of January 31, 2007 are summarized as follows:

	Years ending January 31,
	2008	2009	2010	2011	2012	Thereafter	Total

Property lease	269,000	278,000	286,000	295,000	303,000	258,000	1,689,000
Equipment lease	71,000	3,000	—				74,000
Employee compensation	332,000	43,000					375,000
	672,000	324,000	286,000	295,000	303,000	258,000	2,138,000

We lease equipment and facilities under non-cancelable capital and operating leases expiring on various dates through 2012. The main operating lease consists of a 7-year lease for 30,000 square feet of a 62,000 square foot facility. This lease runs through December 2012. Our rent for 2007, including applicable taxes, is $22,336 per month and increases 3% each year through the remaining life of the lease.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of January 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended January 31, 2007. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	REGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ended January 31, 2007 we issued 106,252 shares of common stock to four Directors and the Chairman of the Board for services rendered in accordance with the approved Board compensation plan. We also issued 187,500 shares to our new Chairman of the Board as compensation for accepting the role of Chairman and for assisting us in securing additional funding.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares or Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate Dollar Value) of Shares (or units) that May Yet be Purchased Under the Plans or Programs
November 1- 31, 2006	22,483	0.15	—	—
December 1 - 31, 2006	—	—	—	—
January 1 - 31, 2007	—	—	—	—
Total	22,483	0.15	—	—

These shares were purchased from employees of eAutoclaims who surrendered the shares to the Company to satisfy their minimum tax withholding requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Item 5.02	New CEO and Chairman of the Board, dated January 15, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 16, 2007	By:	/s/ Jeffrey Dickson
Jeffrey Dickson, President and Chief Executive Officer

Date:	March 16, 2007	By:	/s/ Larry Colton
Larry Colton, Chief Financial Officer and Principal Accounting Officer