Form 10-K/A
period 2006-07-31
EAUTOCLAIMS, INC
filed 2007-05-24
CIK 1034694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment Number 1

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note:

This report on Form 10 –K/A amends the Annual Report on Form 10-K for eAutoclaims, Inc. for fiscal year ended July 31, 2006 as filed with the Securities and Exchange Commission (“SEC”) on October 31, 2006.

In response to comments received from the SEC, we have reviewed the manner in which we accounted for the gain on the sale of our building in December, 2005. We have determined that the gain should have been amortized over the term of the new lease as a sale/leaseback transaction. The restatement presented herein reclassifies the building sale gain accordingly. See “Note 3-Restatement of Previously Issued Financial Statements” in our notes to financial statements, which provides schedules summarizing the effect on our financial statements for the fiscal year ended July 31, 2006, “Note 7-Purchase and Sale of Building”, and “Note 17-Summarized Quarterly Financial Data (unaudited)". We have also reflected these changes in “Item 6. Selected Financial Data” and “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Information not affected by the restatement is unchanged and reflects the disclosures made as of our original filing of our Annual Report on Form 10-K for the fiscal year ended July 31, 2006, as filed with the SEC on October 31, 2006.

FORM 10-K/A – Index

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

CNA Insurance Company

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

With our “alias” technology within AuditPro we are able to minimize the amount of false positives and produce a highly accurate audit result that characterizes the estimate violations based on severity and cost variance. Auditpro also has the ability for the insurance company to modify the estimate on the fly and send the corrected estimate to the appraisal source.

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

We have already completed Phase 1 of our next generation eJustersuite®. Rather than rewriting the application in Macromedia CFML (Current Platform) we have migrated the application to a Flash based application using Macromedia FLEX with Action Script which runs on a Java Engine. We are migrating to this technology to avoid complications with new Microsoft Internet Explorer versions with a tighter security model. The new generation application can run in any browser. The application has received complete restructuring from the Microsoft SQL Database backend to the graphical presentation layers. Abstraction between layers is accomplished using internally written CFML components (Objects).

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

Our web products can be used with Secure Socket Layer (SSL) technology to ensure sensitive data is encrypted between our servers and our clients or partners. We use F5’s Security Appliances to perform encryption and decryption thus removing unnecessary overhead from servers. We also prefer to restrict access to customer web sites through the use of IP restrictions which limit access to a specific point of origin, such as the insurance company’s corporate headquarters gateway or proxy server.

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

Physical Security

Corporate headquarters Network Operations Center (NOC) has RFID secure door locks. Only authorized people can access the NOC. There is also a Cipher lock on the door entering the IT department. Access to the code is on a “need to know” basis. The building also has cipher locks that require unique PINs to enter. All user accounts including IT Personnel have restrictions based on job responsibility.

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
(2)	Includes 3,000,000 shares that may be issued in connection with a change of control, and 150,000 shares to be issued per management contracts
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

SUMMARY FINANCIAL DATA

Year Ended July 31,	2006	2005	2004	2003	2002

	(as restated)

Total revenue	$14,863,738	$14,651,232	$27,160,682	$34,061,072	$32,283,363

Expenses:
Claims processing charges	10,178,094	11,029,261	22,130,634	28,323,741	27,293,568
Selling, general and administrative	6,532,363	5,554,430	6,417,316	6,418,911	8,114,580
Depreciation and amortization	459,133	511,812	515,813	490,935	530,618
Amortization of beneficial conversion
feature on convertible debentures and
fair value of warrants issued in
connection with debentures			307,694	11,738	555,551

Total expenses	17,169,590	17,095,503	29,371,457	35,245,325	36,494,317

Net loss	$(2,305,852)	$(2,444,271)	$(2,210,775)	$(1,184,253)	$(4,210,954)

Adjustment to net loss to
compute loss per common share:
Preferred stock dividends		(50,655)	(95,518)	(101,296)	(570,997)
Dividend to unit holders	(557,833)	(986,623)

Net loss applicable to common stock	$(2,863,685)	$(3,481,549)	$(2,306,293)	$(1,285,549)	$(4,781,951)

Loss per common share – basic and diluted	$(0.04)	$(0.08)	$(0.09)	$(0.06)	$(0.32)

Weighted-average number of common
shares outstanding-basic and diluted	70,822,785	44,905,261	26,308,434	20,209,634	14,813,549

Balance Sheet Data:

	July 31, 2006	July 31, 2005	July 31, 2004	July 31, 2003	July 31, 2002

Cash	1,524,239	306,280	415,549	226,161	44,655
Working capital (deficit)	(2,425,130)	(3,920,087)	(3,190,515)	(4,992,541)	(4,483,740)
Total assets	3,962,455	3,120,121	3,482,149	3,757,512	3,403,826
Debt and capital lease obligations	22,237	108,979	495,621	86,325
Total stockholders equity (deficiency)	(1,227,213)	(2,051,983)	(1,493,084)	(2,910,932)	(2,365,818)

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

Accounting for Income taxes:

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $10,777,000 at July 31, 2006. The valuation allowance consists mainly of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance is necessary because the use of these deductions is not reasonably assured since we have not yet returned to profitability.

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

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2006, Compared to Fiscal Year Ended 2005

REVENUE

Total revenue for the year ended July 31, 2006 was approximately $14.9 million, which consists of approximately $10.9 million in collision repair management for insurance companies, approximately $0.3 million in auto glass repairs, approximately $0.9 million in fleet repairs and approximately $2.8 million in fees and other revenue. Total revenue for the year ended July 31, 2005 was approximately $14.6 million, which consists of approximately $11.2 million in collision repair management for insurance companies, approximately $0.5 million in auto glass repairs, approximately $0.7 million in fleet repairs and approximately $2.2 million in fees and other revenue. Total revenues increased approximately $0.2 million or 1.46% over the approximately $14.6 million for the year ended July 31, 2005. This increase is primarily the result of increased fee revenues received in the year ended July 31, 2006. During the year ended July 31, 2006 we derived 52% and 9% of our revenue from two customers. The contract with our largest customer automatically renewed for a period of one year in April 2006. The business associated with this client has been sold by the client to a third party and we subsequently assigned the agreement to this new entity. We have been working with the new owner to create a new contract. While we do not anticipate any short term loss of business from this client and expect we will receive a new servicing contract, we cannot guarantee that the new agreement will be a long term contract with the new client, or that any new contract will be on more favorable terms.

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

Our gross margin in fiscal year 2006, adjusted for the revenue earned on the sale of the building, increased to 32% as compared to 25% in fiscal year 2005. This significant increase of 7% is partially the result of recognizing revenue at net for clients acquired as result of our Co-Marketing Agreement with Audatex. The margin has also increased as a result of our success in selling additional products with higher margins to our existing customers

EXPENSES

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

Selling, general and administrative (SG&A) expenses is mainly comprised of salaries and benefits, facilities related expenses, telephone charges, professional fees, advertising costs and travel expenses. SG&A expenses for the year ended July 31, 2006 were approximately $6.5 million or 44% of revenue compared to approximately $5.6 million or 38% of revenue for the year ended July 31, 2005. During the year ended July 31, 2006 and 2005 we incurred payroll related expenses of approximately $ 4.4 million and approximately $3.5 million, respectively. Payroll expenses for fiscal 2006 include approximately $600,000 of non-cash compensation paid in accordance with management employment agreements. Higher costs for benefits, recruiting expenses and increased payroll necessary to process higher claim volumes account for an additional $300,000 of increased costs over fiscal 2005. In addition to payroll and benefit costs, we incurred higher costs for telephone expense as well as higher rent associated with our new lease agreement. These costs were approximately $100,000 higher in fiscal 2006 compared to fiscal 2005. We also incurred approximately $200,000 less expense in the year ended July 31, 2006 for travel and consulting expenses as compared to the year ended July 31, 2005. SG&A expense also includes approximately $63,000 which was applied as credit to rent expense and represents the portion of the gain on the sale of our Oldsmar facility that applies to the period ending July 31, 2006.

SG&A expenses for the year ended July 31, 2006 included non-cash of expenses of approximately $729,000. These non-cash charges include approximately $795,000 for stock issued to directors for board services and stock issued in accordance with management employment agreements, approximately $34,000 for expensing of stock options as required by SFAS123R (revised 2004), and approximately $900 for stock issued in lieu of a cash interest payment. There was also a reduction in the allowance for doubtful accounts of $38,000 and a reduction of approximately $63,000 in rent expense which represents the amount attributable to gain on the sale of the building which was allocated to the year ended July 31, 2006.. SG&A expenses included non-cash charges of approximately $290,000 for the year ended July 31, 2005. These non-cash charges include approximately $220,000 of stock issued for legal, board and professional services as well as approximately $23,000 of stock issued in lieu of a cash interest payment. There was also an increase in the allowance for doubtful accounts of $47,000.

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

NET LOSS

We recognized a net loss of approximately $2.3 million and $2.4 million for the years ended July 31, 2006 and 2005, respectively. Included in the net loss number for fiscal year 2006 are non-cash expenses of approximately $1.2 million and $800,000 for the years ended July 31, 2006 and July 31, 2005, respectively.

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

Selling, general and administrative (SG&A) expenses is mainly comprised of salaries and benefits, facilities related expenses, telephone charges, professional fees, advertising costs and travel expenses. SG&A expenses for the year ended July 31, 2005 were approximately $5.6 million or 38% of revenue compared to approximately $6.4 million or 24% of revenue for the year ended July 31, 2004. During the year ended July 31, 2005 and 2004 we incurred payroll related expenses of approximately $3.5 million and approximately $4.6 million, respectively. The 2004 figure includes a one time charge of approximately $869,000 for expensing employee stock options. The actual decrease in payroll cost, after adjusting for the stock option expense, was approximately $200,000 in fiscal 2005 compared to fiscal 2004. The decrease is primarily due to lower costs associated with reduced claims volume. We have maintained staff in anticipation of significant new business expected to be generated by the ADP Co-marketing agreement.

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

We lease equipment and facilities under non-cancelable capital and operating leases expiring on various dates through 2012. The main operating lease consists of a 7-year lease for 30,000 square feet of a 62,000 square foot facility. In December 2005 we completed a transaction where we exercised our option to purchase the entire facility and, as part of a simultaneous closing process, immediately sold the facility to a third party buyer. As part of the transaction, we entered into a new 7-year lease with the new owner. Our rent, including applicable taxes, begins at $21,694 per month in the first year and increases 3% each year through the remaining life of the lease..

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

In evaluating the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting as of July 31, 2006, management considered, among other things, the impact of the restatement to the financial statements and the effectiveness of the internal controls in this area as of the fiscal year ended July 31, 2006. Management has concluded that control deficiencies resulting in the restatement of previously issued financial statements did not constitute a material weakness in disclosure controls and procedures, or internal controls over financial reporting, as of July 31, 2006.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the Forms 3, 4 and 5 filed during fiscal 2006 the registrant reasonably believes, except as described below, that each person who, at any time during the current fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock filed the appropriate form on a timely basis with respect to changes in such owner’s beneficial ownership of our common stock. Mr. Lewis was delinquent on filing his Form 3 relating to his becoming a 10% owner. Mr. Lewis was also delinquent in his Form 4 filing regarding acquisition of 337,500 warrants to acquire common stock that occurred on or about May 2, 2006

ITEM 11.   EXECUTIVE COMPENSATION

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

Option/SAR Grants in Last Fiscal Year

There were no Options/SAR grants made to officers in FY 2006

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table provides information with respect to the named officer concerning exercised and unexercised options in fiscal year ended July 31, 2006.

Name of Individual	Shares Acquired on Exercise (#)	Value Realized (1)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options/SARs at Fiscal Year End ($) Exercisable/Unexercisable (2)

Eric Seidel	650,000	$145,500	365,000 / 0	$3,400 / $0
Reed Mattingly (3)	100,000	$ 19,000	270,000 / 0	$15,300 / $0
Larry Colton	-0-	-0-	155,000 / 0	$12,950 / $0
Dave Mattingly	150,000	$ 25,500	80,000 / 0	$300 / $0

________________

(1)	Value Realized represents the market value of the underlying securities on the exercise date minus the exercise price of such options.
(2)	Value Realized represents the market value of the underlying securities on 7/31/06 minus the exercise price of such options.
(3)	Mr. Mattingly resigned effective September 15, 2006

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

During fiscal year ended July 31, 2006, Mr. Seidel exercised 650,000 options at a strike price of $.01, and 200,000 options with strike prices ranging between $1.01 and $2.00 were canceled. See “Executive Compensation” and “Directors and Executive Officers – Employment Contracts and Other Matters.

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

(5)	21,429 options with a 5 year term were given to a public relations consultant with an exercise price of $0.49 per share

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

The following table contains information with respect to the beneficial ownership of our Common Stock as of July 31, 2006, by:

•	each person who we know beneficially owns more than 5% of our Common Stock;
•	each of our directors and each individual who serve as our named executive officers individually; and
•	all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage (2)
Eric Seidel (3)	2.824,017	3.50%
Reed Mattingly (4)	674,808	0.84%
Larry Colton (5)	267,500	0.33%
Dave Mattingly (6)	102,500	0.13%
Jeffrey D. Dickson (7)	1,758,097	2.18%
Nicholas D. Trbovich, Jr. (8)	769,791	0.95%
Christopher Korge (9)	7,362,616	9.12%
John K. Pennington (10)	321,268	0.40%
Canadian Advantage Limited Partnership (11)	3,221,454	3.99%
Advantage (Bermuda) Fund, Ltd. (12)	1,191,497	1.48%
Kinderhook Partners, LP (13)	10,645,360	13.18%
William Lewis (14)	9,399,710	11.64%

Directors and officers as a group (9 persons) (15)	27,893,258	34.54%

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

(9)

Mr. Korge’s ownership consists of (i) 488,090 common shares relating to the conversion of $300,000 of our convertible debentures, which matured on September 30, 2001 at a conversion price of $0.63, (ii) 551,997 shares issued to him for his service on the board, (iii) 15,000 shares that he purchased on the open market, (iv) 107,527 shares purchased from the Company in August 2003, (v) warrants to acquire up to 1,000,000 shares of our Common Stock at a conversion price of $0.16 in connection with the issuance of our convertible debentures in 2001, (vi) 892,857 shares of our Common Stock issued in June 2004 in exchange of a convertible debenture (vii) 892,858 shares of our Common Stock issued as a result of the Company not meeting certain claims volume targets in March and August 2005, (viii) 1,785,715 shares of our Common Stock acquired as a result of the exercising of $0.16 warrants in March 2006, (ix) 1,428,572 warrants to purchase shares of the Company Stock as part of a warrant exercise program. The warrants are for three years and have a conversion price of $0.30; and (x) options to acquire 200,000 shares at exercise prices between $0.13 and $0.73 for services as a director. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.16 to $0.30, which vest through July 31, 2007. See “ Directors and Executive Officers – Director Compensation”.

(10)

Mr. Pennington’s ownership represents (i) 283,768 shares issued to him for his service on the board and (ii) options to acquire 37,500 shares at exercise prices between $0.14 and $0.30. . This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.16 to $0.30, which vest through July 31, 2007. See “Directors and Executive Officers – Director Compensation”.

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

(14)

Mr. Lewis’ ownership consists of (i) 4,000,000 shares a purchased from the Company in January, 2005, (ii) 1,548,600 shares purchased on the open market, (iii) 1,346,422 shares purchased from a third party investor of July, 2005 as a result of that investor’s conversion of their preferred stock, (iv) 17,188 shares issued to him for his service on the Company’s Board of Directors, to which he was elected in May, 2006(v) warrants to acquire up to 2,000,000 shares of our Common Stock at a conversion price of $0.30 in connection with a capital raise in January, 2005. The warrants are for three years, (vi) warrants to acquire 150,000 shares of the Company’s stock issued for his work in helping the Company to achieve financing in October, 2005. The warrants are for three years and have a conversion price of $0.20, (vii) 225,000 and 112,500 placement agent unit warrants issued in conjunction with a capital raise in May, 2004. The warrants are for three years and have exercise prices of $0.28 and $0.35 respectively. Excluded are options to purchase 12,500 shares at an exercise price of $0.16 issued in July, 2006 for his services as a director. These options will vest in July, 2007. See “ Directors and Executive Officers – Director Compensation”.

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

Financial Information Systems Design and Implementation Fees. Goldstein Golub Kessler LLP did not provide the Company any professional services for financial information systems design or implementation for the fiscal years ended July 31,2006 and 2005.

All Other Fees. Goldstein Golub Kessler LLP billed the Company fees and expenses during the years ended July 31, 2006 and 2005, primarily for the following professional services:

	2006		2005
Audit related services	$9,016	(2)	$9,660	(1)
All Other Fees-Sarbanes Oxley	$0		$2,500
Taxes	$0		$2,500

	$9,016		$14,660

(1)	Audit related services include the review of Forms S-1 and S-8 related to the Company’s registration statements and related offerings and accounting advice
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

3.10	Promissory Note dated June 27, 2000 between eAutoclaims.com, Inc. and Randal K. Wright and S. Reed Mattingly (2)
3.11	Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc. and Randal K. Wright (2)
3.12	Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc. and S. Reed Mattingly. (2)
3.13	Articles of Amendment to Articles of Incorporation increasing number of authorized shares from 50 million to 100 million and name modification. (12)
4.1	Specimen of Common Stock Certificate (1)
4.2	[Reserved]
4.3	[Reserved]
4.4	The Registrants 1998 Stock Option Plan (4)
4.5	[Reserved]
4.6	Form of Stock Option Agreement to Employees (6)
4.7	Form of Directors Stock Option Agreement (6)
4.8	Form of Non-Qualified Stock Option Agreement (6)
5.1	[Reserved]
10.1	Employment Agreement between eAutoclaims.com, Inc. and Eric Seidel dated February 1, 2000 (5)(9)
10.2	Employment Agreement between eAutoclaims.com, Inc. and Randal K. Wright dated July 1, 2000 (2)(9)
10.3	Employment Agreement between eAutoclaims.com, Inc. and S. Reed Mattingly dated July 1, 2000 (2)(9)
10.4	Employment Agreement between eAutoclaims.com, Inc. and M. Scott Moore dated August 14, 2000 (5)(9)
10.5	Employment Agreement between eAutoclaims.com, Inc. and Gaver Powers dated April 13, 2000 (5) (9)
10.6	Consulting Agreement between eAutoclaims.com, Inc. and Jeffrey D. Dickson dated December 1, 1999 (5)
10.7	Consulting Agreement between eAutoclaims.com, Inc. and Liviakis Financial Communications, Inc. dated February 1, 2000 (5)(9)
10.8	Amendment No. 1 to Consulting Agreement between eAutoclaims.com, Inc. and Liviakis Financial Communications, Inc. dated September 18, 2000 (5)(9)
10.9	Lease Agreement between eAutoclaims.com, Inc. and KWPH, Inc., dated October 17, 2000 (5)(9)
10.10	Service Agreement between eAutoclaims.com, Inc. and WE Securities, Inc. dated August 8, 2000 (5)(9)
10.11	Business Consulting Agreement between eAutoclaims.com, Inc. and TTG LLC dated September 8, 2000 (5)(9)
10.12	Commercial lease dated October 12, 1998 between Premier Express Claims, Inc. and Stephenson Park Associates Limited (5)(9)
10.13	[Reserved]

10.14	Certificate of Full Performance of Proposal – Form 46 filed by BDO Dunwoody Limited – Trustee dated May 8, 2000 (5)
10.15	Order of the Superior Court of Justice in the Matter of the Proposal of Transformation Processing, Inc. dated November 25, 1999 (5)
10.16	Proposal of Transformation Processing, Inc. – Court File No. 32-107046 filed in the Superior Court of Justice dated October 14, 1999. (5)
10.17	Share Exchange Agreement between Transformation Processing, Inc. and certain of its securities holders dated April 30, 2000 (5)
10.18	[Reserved]
10.19	Securities Purchase Agreement effective June 27, 2000 between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (5)
10.20	Certificate of Rights, Designations, Preferences and Limitations of Series A Convertible Preferred Stock (5)
10.21	Security Agreement between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (5)
10.22	Form of Purchasers Warrant (5)
10.23	Form of Agents Warrant (5)
10.24	Registration Rights Agreement (5)
10.25	eAutoclaims.com, Inc. Agreement with Certain Securities Holders effective May 31, 2000 (5)
10.26	eAutoclaims.com, Inc. Agreement with Sovereign Partners, Ltd. effective May 31, 2000 (5)
10.27	eAutoclaims.com, Inc. Agreement with Dominium Capital Fund (5)
10.28	Form of Master Modification Agreement with Certain Security Holders dated January 12, 2001(6)
10.29	Restated master Modification Agreement dated May 2001
10.30	Modification agreement dated November 2001 superseding the original Modification Agreement dated January 12, 2001 and the Restated Modification Agreement dated May 2001
10.31	Form of Bricks to Clicks Service and License Agreement (6)
10.32	Form of Collision Repair Facility Agreement and Procedures (6)
10.33	Form of Change of Control and Termination Agreement (6)
10.34	Form of Officers/Directors Indemnification Agreement (6)
10.35	Bricks to Clicks Service and Licensing Agreement with Inspire Claims Management, Inc., dated November 1, 2000(6)(9)
10.36	Lease Agreement for 110 East Douglas Road dated September 2001 (6)
10.37	Form of Employee Confidentiality Agreement (6)
10.38	Letter Agreement with Liviakis Financial Communications, Inc. (6)
10.39	Letter Agreement with Former Liviakis Financial Communications, Inc. Employees (6)
10.40	Claims Management Services and License Agreement with Royal Indemnity Company, dated April 24, 2001(6)
10.41	Amended and Restated Employment Agreement with Eric Seidel effective May 21, 2001 (6)(9)
10.42	Form of Amendment to Certificate of Designation, Rights and Preferences of Series A Preferred Stock effective May 21, 2002 (7)
10.43	Agreement between Parts.com, Inc. and the Registrant effective May 1, 2001(6)
10.44	Form of Convertible Debenture (6)
10.45	Form of Warrants issued in connection with Convertible Debentures (6)
10.46	Form of Subscription Agreement for purchasers of Convertible Debentures (6)
10.47	Amended and Restated Employment Agreement with Eric Seidel, dated March 27, 2003 (9)
10.48	Employment Agreement with Scott Moore, effective April 25, 2003 (10)
10.49	Employment Agreement with Reed Mattingly, effective May 1, 2003 (9)
10.50	Employment Agreement with Dave Mattingly, effective May 1, 2003 (9)
10.51	Employment Agreement with Stacy Adams, effective May 1, 2003 (9)
10.52	Agreement by and between eAutoclaims.com, Inc. and Governor’s Road, LLC, effective October 23, 2003 (11)
10.53	Form of Amendment to Certificate of Rights, Designation and Preferences of Series A Preferred Stock, filed with the Nevada Secretary of State on November 20, 2003 (11)
10.54	Letter Agreement with Noble International Investments, Inc., dated April 22, 2004 (11)
10.55	Registration Rights Agreement relating to April/May 2004 Unit Offering (11)
10.56	Form of Common Stock Purchase Warrant relating to April/May 2004 Unit Offering (11)
10.57	Form of $250,000 Convertible Note and Related Matters with Christopher Korge, dated May ----, 2004 (11)
10.58	Form of Common Stock Purchase Warrant issued to Christopher Korge dated May----, 2004 (11)
10.59	Agreement with ADP Claims Solution Group, Inc. dated March 9, 2004 (11)
10.60	Employment Agreement with Eric Seidel, effective April 30, 2005 (13)
10.61	Employment Agreement with Larry Colton, effective May 1, 2005 (13)

10.62	Employment Agreement with Reed Mattingly, effective May 1, 2005 (10)
10.63	Employment Agreement with Dave Mattingly, effective May 1, 2005 (13)
10.64	Employment Agreement with Stacy Adams, effective May 1, 2005 (10)
10.65	Agreement for conversion of Convertible Preferred Stock, dated July 21, 2005 (13)
10.66	Building Lease (14)
10.67	PEO Contract (14)
10.68	Form of Warrant Exercise Term Sheet (15)
10.69	Form of Subscription Agreement (15)
10.70	Form of Registration Rights Agreement (15)
10.71	Form of Common Stock Purchase Warrant (15)
10.72	Letter Agreement with Noble International Investments, Inc (15)
10.73	Letter Of Intent with Fireman’s Fund Insurance Company, dated October 16, 2006 (16)
31	Certificates of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certificates pursuant to Section 1350 pursuant to Section 906 of Sarbanes-Oxley Note of 2002. *
99.1	Code of Ethics (12)

(1)	Incorporated by reference from the Registrant’s Form 10-SB filed on March 12, 1998 and amended on August 31, 1998 and October 22, 1998
(2)	Incorporated by reference from the Registrant’s Form 8-K filed on July 25, 2000
(3)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 1999
(4)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 1998
(5)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 2000
(6)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 2001
(7)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 2002
(8)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 2003
(9)	This Employment Agreement has been superseded by a new employment agreement filed herewith. See (10)
(10)	Terminated, no longer in effect
(11)	Incorporated by reference from the Registrant’s Form S-1 Registration Statement File No. 333-122975
(12)	Incorporated by reference from the Registrant’s Form 10-K for fiscal year ended July 31, 2004
(13)	Incorporated by reference from the Registrant’s Form 10-K for fiscal year ended July 31, 2005
(14)	Incorporated by reference from the Registrant’s Form S-1 Registration Statement File No. 333-133329
(15)	Incorporated by reference from the Registrant’s Form 8-K filed on March 22, 2006
(16)	Incorporated by reference from the Registrant’s Form 8-K filed on October 16, 2006
*	Filed herewith

(b)	Reports on Form 8-K

Items 1.01/2.03 – Regarding sale of Oldsmar facility, dated October 31, 2005

Items 7.01/8.01 – Appointment of Chief Operating Officer, dated November 21, 2005.

Items 1.01/7.01/8.01 – Regarding business agreement with C N A Insurance, dated December 15, 2005.

Items 1.01/8.01 – Regarding business expansion with Safe Auto Insurance, February 2, 2006.

Items 3.02/9.01 – Exercising of Warrants, dated March 22, 2006.

Items 8.01/9.01 – Correspondence regarding ADP/Audatex dated May 5, 2006.

Item 5.02 – Election of new Director, dated May 24, 2006.

Item 8.01 – Officer Agreement to take pay in stock, dated July 25, 2006.

Item 5.02 – Resignation of Chief Operating Officer, dated September 18, 2006.

Items 8.01/9.01 – Letter Of Intent with Fireman’s Fund, dated October 16, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Oldsmar, State of Florida, on the 24th day of May 2007.

EAUTOCLAIMS, INC.

BY:	/s/ Jeffrey Dickson
Jeffrey Dickson President and Chief Executive Officer

/s/ Larry Colton
Larry Colton Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jeffrey Dickson	President, Chief Executive Officer and Director	May 24, 2007
Jeffrey Dickson

/s/ Eric Seidel	Vice Chairman	May 24, 2007
Eric Seidel

/s/ Nicholas D. Trbovich, Jr.	Director	May 24, 2007
Nicholas D. Trbovich, Jr.

/s/ Christopher Korge	Director	May 24, 2007
Christopher Korge

/s/ John K. Pennington	Director	May 24, 2007
John K. Pennington

/s/ William Austin Lewis	Director	May 24, 2007
William Austin Lewis

EAUTOCLAIMS, INC.

FINANCIAL STATEMENTS

JULY 31, 2006

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

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

As discussed in Note 3, the Company has restated its fiscal 2006 financial statements.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

September 22, 2006 except for Note 3 as to which the date is May 10, 2007

EAUTOCLAIMS, INC.

BALANCE SHEETS

	July 31, 2006	July 31, 2005

	(as restated)
ASSETS

Current Assets:
Cash and cash equivalents	$1,524,239	$306,280
Accounts receivable, less allowance for doubtful accounts
of $170,000 and $208,000 respectively	561,703	742,237
Due from related parties		6,231
Prepaid expenses and other current assets	70,630	88,290

Total current assets	2,156,572	1,143,038

Property and Equipment, net of accumulated depreciation	672,192	857,440

Goodwill	1,093,843	1,093,843

Other Assets	39,848	25,800

Deferred Income Tax Asset, net of valuation
allowance of $10,777,000 and $9,841,000 respectively	—	—

Total Assets	$3,962,455	$3,120,121

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable, advanced payments and accrued expenses	$4,373,163	$4,701,483
Current portion of capital lease obligation	100,404	86,642
Current portion of deferred gain on building sale	108,135
Convertible debenture		275,000

Total current liabilities	4,581,702	5,063,125

Deferred gain on building sale, net of current portion	585,729
Capital lease obligation, net of current portion	22,237	108,979

Total Liabilities	5,189,668	5,172,104

Stockholders’ Deficiency:

Convertible preferred stock – $.001 par value; authorized 5,000,000 shares,
No shares outstanding
Common stock – $.001 par value; authorized 150,000,000 shares, issued
and outstanding 80,750,105 shares and 59,488,026 shares respectively	80,750	59,488
Additional paid-in capital	28,789,176	25,081,358
Accumulated deficit	(30,065,514)	(27,192,829)
Treasury Stock, at cost, 137,500 shares and 0 shares respectively	(31,625)

Stockholders’ Deficiency	(1,227,213)	(2,051,983)

Total Liabilities and Stockholders’ Deficiency	$3,962,455	$3,120,121

EAUTOCLAIMS, INC.

STATEMENTS OF OPERATIONS

Year Ended July 31	2006 (as restated)	2005	2004

Revenue:
Collision repairs management	$10,934,990	$11,248,882	$22,718,284
Glass repairs	254,196	487,723	1,239,969
Fleet repairs management	916,741	718,240	713,303
Fees and other revenue	2,757,811	2,196,387	2,489,126

Total revenue	14,863,738	14,651,232	27,160,682

Expenses:
Claims processing charges	10,178,094	11,029,261	22,130,634
Selling, general and administrative	6,532,363	5,554,430	6,417,316
Depreciation and amortization	459,133	511,812	515,813
Amortization of beneficial conversion
feature on convertible debentures and
fair value of warrants issued in
connection with debentures			307,694

Total expenses	17,169,590	17,095,503	29,371,457

Net loss	$(2,305,852)	$(2,444,271)	$(2,210,775)

Adjustment to net loss to compute loss per common share:
Preferred stock dividends		(50,655)	(95,518)
Dividend to unit holders	(557,833)	(986,623)

Net loss applicable to common stock	$(2,863,685)	$(3,481,549)	$(2,306,293)

Loss per common share – basic and diluted	$(0.04)	$(0.08)	$(0.09)

Weighted-average number of common shares outstanding – basic and diluted	70,822,785	44,905,261	26,308,434

EAUTOCLAIMS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount

Balance at July 31, 2003	247	1	22,828,955	22,829	18,459,225	(21,392,987)		(2,910,932)
Issuance of common stock for services			436,419	437	164,599			165,036
Accrued dividends on preferred stock						(95,518)		(95,518)
Issuance of common stock upon conversion of preferred stock	(47)		1,071,891	1,072	(1,072)			—
Issuance of common stock for preferred stock dividends			326,800	327	71,325			71,652
Issuance of compensatory stock options					868,756			868,756
Fair value of warrants issued in conjunction with convertible debenture					89,286			89,286
Recognition of beneficial conversion feature on convertible debenture					89,286			89,286
Proceeds from sale of common stock and exercise of warrants, net of costs and common stock warrants liability			8,737,429	8,737	2,169,388			2,178,125
Conversion of debt to equity			892,857	893	249,107			250,000
Issuance of common stock for interest on convertible debt			43,011	43	11,957			12,000
Net loss						(2,210,775)		(2,210,775)

Balance at July 31, 2004	200	1	34,337,362	34,338	22,171,857	(23,699,280)		(1,493,084)
Issuance of common stock for services			968,901	969	219,160			220,129
Accrued dividends on preferred stock						(50,655)		(50,655)
Issuance of common stock upon conversion of preferred stock and preferred stock dividends	(176)	(1)	6,774,319	6,774	273,951			280,725
Conversion of convertible debenture to equity			89,606	90	24,910			25,000
Issuance of common stock for interest on convertible debt			112,391	112	23,400			23,512
Redemption of preferred stock	(24)				(120,000)	(12,000)		(132,000)
Proceeds from sale of common stock and exercise of warrants, net of costs and common stock warrants liability			11,715,000	11,715	1,497,239			1,508,954
Dividends issued to unit holders in the form of shares and warrants			4,502,218	4,502	982,121	(986,623)		0
Issuance of common stock upon exercise of options			988,229	988	8,720			9,707
Net loss						(2,444,271)		(2,444,271)

Balance at July 31, 2005	—	—	59,488,026	59,488	25,081,358	(27,192,829)	—	(2,051,983)
Issuance of common stock upon exercise of options			1,203,437	1,202	19,847			21,049
Issuance of common stock for interest			5,651	6	898			904
Issuance of common stock for services			3,358,876	3,359	791,190			794,549
Dividends issued to unit holders in the form of warrants and shares			2,162,860	2,163	555,670	(557,833)		0
Issuance of common stock upon exercise of warrants			12,412,505	12,413	1,908,491	0		1,920,904
Purchase of Treasury Stock							(31,625)	(31,625)
Conversion of convertible note to equity			1,718,750	1,719	273,281	0		275,000
Issuance of warrants in conjunction with note payable					9,000	(9,000)		0
Issuance of common stock in conjunction with building transaction			400,000	400	115,600			116,000
Vesting of options granted to employees					33,841			33,841
Net loss						(2,305,852)		(2,305,852)

Balance at July 31, 2006 (as restated)	—	—	80,750,105	80,750	28,789,176	(30,065,514)	(31,625)	(1,227,213)

EAUTOCLAIMS, INC.

STATEMENTS OF CASH FLOWS

Year Ended July 31	2006	2005	2004

	(as restated)
Cash flows from operating activities:
Net loss	$(2,305,852)	$(2,444,271)	$(2,210,775)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	459,133	511,812	515,813
Loss on disposal of property and equipment			77,430
Amortization of discount on debentures			307,694
Common stock issued for services	794,549	220,129	165,036
Common stock issued for interest	904	23,512	12,000
Issuance of compensatory stock options			868,756
Recognition of deferred gain on building sale-leaseback	(63,079)
Bad debts	(38,000)	47,000	(81,000)
Vesting of options granted to employees	33,841
Changes in operating assets and liabilities
Accounts receivable	218,534	(60,461)	550,988
Prepaid expenses and other current assets	6,921	(8,949)	(23,119)
Other assets			14,740
Accounts payable, advanced payments and accrued expenses	(328,320)	591,393	(1,904,331)

Net cash used in operating activities	(1,221,369)	(1,119,835)	(1,706,768)

Cash flows from investing activity:
Purchases of property and equipment	(254,318)	(295,843)	(463,725)
Proceeds from sale of building	869,634
Payments from related parties	6,231	59,200	43,000

Net cash provided by (used in) investing activities	621,547	(236,643)	(420,725)

Cash flows from financing activities:
Proceeds from exercise of warrants	1,920,904
Proceeds from exercise of options	21,049	9,707
Proceeds from sale of common stock		1,508,954	2,178,125
Principal payments on capital lease	(92,547)	(63,888)	(30,117)
Purchase of treasury stock	(31,625)
Payments on redemption of preferred stock		(170,698)
Proceeds from sale of convertible debentures			250,000
Principal payments on shareholder loans		(36,866)	(81,127)

Net cash provided by financing activities	1,817,781	1,247,209	2,316,881

Net increase (decrease) in cash and cash equivalents	1,217,959	(109,269)	189,388

Cash at beginning of period	306,280	415,549	226,161

Cash and cash equivalents at end of period	$1,524,239	$306,280	$415,549

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$43,351	$42,581	$56,855

Supplemental disclosure of noncash investing and financing activities:

Conversion of debentures to common stock	$275,000	$25,000	$250,000

Issuance of common stock for preferred stock dividends		$331,381	71,652

Accrued dividends on preferred stock			95,518

Gross proceeds from sale of equity		$1,724,000	$2,436,240
Less costs paid to raise equity		$(215,046)	$(258,115)

Net proceeds from sale of equity	$—	$1,508,954	$2,178,125

Fair value of warrants issued in conjunction with convertible debenture			$89,286

Recognition of beneficial conversion feature on convertible debenture			$89,286

Shares and warrants issued to unit holders	$557,833	$986,623

Equipment acquired by capital lease	$19,567		$169,376

Fair value of warrants issued in conjunction with bridge loan	$9,000

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	THE BUSINESS AND BASIS OF PRESENTATION

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” which superseded Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations. The revised statement has been implemented for the Company effective August 1, 2005, at the beginning of fiscal year 2006.

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

Assumptions for the year ending July 31, 2006 were as follows: volatility factor 45%, risk-free interest rate was 4.98%, the dividend yield was 0% and the expected option life was five years.

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

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

The Company believes that the concentration of credit risk in its trade receivables, with respect to its limited customer base, is substantially mitigated by its credit evaluation process. The Company does not require collateral.

3.	RE STATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its operating results for fiscal year 2006 for the manner in which it accounted for the gain on the sale of its building. The Company has adjusted its reported results to reflect only that portion of the gain on the sale that corresponds with the term of the new lease applicable to fiscal 2006. The information below reflects the restatement.

	Year Ended July 31, 2006
	As Reported	As Restated

Statement of Operations
Gain on sale of building	$756,943	$—
Total revenue	15,620,681	14,863,738
Selling, general and administrative	6,595,442	6,532,363
Total expenses	17,232,669	17,169,590
Net loss	(1,611,988)	(2,305,852)
Net loss applicable to common stock	(2,169,821)	(2,863,685)
Loss per share-basic and diluted	(0.03)	(0.04)

Balance Sheet
Current portion of deferred gain on building sale	—	108,135
Total current liabilities	4,473,567	4,581,702
Deferred gain on building sale, net of current portion	—	585,729
Total liabilities	4,495,804	5,189,668
Accumulated deficit	(29,371,650)	(30,065,514)
Stockholders deficiency	(533,349)	(1,227,213)

Statement of Cash Flows
Net loss	(1,611,988)	(2,305,852)
Gain on sale of the building	(756,943)	—
Recognition of deferred gain on building sale	—	(63,079)

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

4.	PER SHARE CALCULATIONS

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

5.	PROPERTY AND EQUIPMENT

At July 31, 2006 property and equipment, at cost, consists of the following:

	2006	2005	Estimated Useful Life

Computer Equipment	$714,424	656,183	3 years
Software	1,320,860	1,105,776	3 years
Office equipment	304,122	303,563	3 to 10 years
Leasehold improvements	247,550	247,550	Term of Lease
Furniture and fixtures	88,421	88,421	7 to 10 years

	2,675,377	2,401,493
Less accumulated depreciation	2,003,185	1,544,053

	$672,192	$857,440

Office equipment and software include amounts acquired under capital leases of approximately $279,000 at July 31, 2006 and 2005, with related accumulated depreciation of approximately $152,000 for the year ended July 31, 2006 and approximately $89,000 for the year ended July 31, 2005.

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

6.	ACCOUNTS PAYABLE, ADVANCED PAYMENTS AND ACCRUED EXPENSES

Accounts payable, advanced payments and accrued expenses consist of the following:

	July 31
	2006	2005

Advanced payments from customers	$3,188,328	$2,957,330
Accounts payable to repair facilities and other vendors	$823,013	$1,226,058
Accrued payroll and vacation wages	153,109	181,706
Other accrued liabilities (none in excess of 5% of current liabilities)	208,713	336,389

	$4,373,163	$4,701,483

7.	PURCHASE AND SALE OF BUILDING

On December 9, 2005 the Company completed a transaction in which it purchased its Oldsmar facility under a purchase agreement completed with the previous landlord, and immediately sold the facility to a third party. As part of the agreement to purchase the facility, the Company issued the previous landlord 400,000 shares of the Company’s common stock. The net result of the purchase and sale transaction, after deducting applicable expenses, was a gain to the Company of $756,943, which will be recognized over the term of the of the new 7 year lease. The new lease, which runs through December, 2012, was signed with the new owner as part of the agreement to sell the facility.

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

9.	COMMITMENTS AND CONTINGENCIES

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

On March 27, 2003 the Board of Directors voted to grant certain key employees a total of 2,000,000 shares of our common stock or equivalent consideration thereof and the current and future board members 1,000,000 common shares if there is a change in control of greater than 50% ownership of the Company or a sale of all or substantially all its assets.

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

10.	STOCKHOLDERS’ EQUITY

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

11.	STOCK OPTIONS

The Company has an incentive stock option plan under which options to purchase shares of common stock may be granted to certain key employees. The exercise price is based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options.

A summary of the status of the company’s options as of July 31, 2006, 2005, and 2004 and changes during the years then ended is presented below:

	>July 31, 2006
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of year	5,197,042	$0.37
Granted	215,000	0.23
Cancelled or Expired	(934,351)	0.90
Exercised	(1,203,437)	0.22

Outstanding at end of year	3,274,254	$0.32

Options exercisable at end of year	3,003,422	$0.33

Weighted Average fair value of
options granted during the period		$0.10

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

	July 31, 2005		July 31, 2004
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of year	6,849,437	$0.45	4,672,722	$0.80
Granted	208,500	0.19	2,635,267	0.07
Cancelled	(890,166)	1.34	(458,552)	1.89
Exercised	(970,729)	0.15	(0)	0.00

Outstanding at end of year	5,197,042	$0.37	6,849,437	$0.45

Options exercisable at end of year	4,706,206	$0.39	5,685,010	$0.47

Weighted Average fair value of
options granted during the period		$0.09		$0.40

The following table summarizes information about fixed stock options outstanding at July 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted average Remaining Contractual Life	Weighted average Exercise Price	Number Exercisable	Weighted average Exercise Price

$0.01	1,015,754	6.37	$0.01	1,015,754	$0.01
$0.10–$.47	1,364,000	2.48	0.24	1,093,168	0.23
$.51–$.90	764,500	0.55	0.59	764,500	0.59
$1.01–$2.00	130,000	3.97	2.00	130,000	2.00

$0.01-$2.00	3,274,254		$.32	3,003,422	$0.33

12.	INCOME TAXES:

As of July 31, 2006, and 2005 the Company had deferred tax assets of approximately $10,777,000 and $9,841,000, respectively, resulting from temporary differences and net operating loss carry-forwards of approximately $24,500,000 and $21,891,000, respectively, which are available to offset future taxable income, if any, through 2024. However, as of July 31, 2002 approximately $10,452,000 of those losses is subject to an annual limitation of deducting $267,000 per year against future operating income. As utilization of the net operating loss carry-forwards and temporary differences is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets were as follows:

	July 31,
	2006		2005

Temporary differences:
Allowance for doubtful accounts		68,000		83,000
Accrued vacation		28,000		35,000
Compensation not currently deductible		882,000		966,000
Net operating losses		9,799,000		8,757,000
Less valuation allowance		(10,777,000)		(9,841,000)

Deferred tax assets	$	- 0 -	$	- 0 -

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended July 31, 2006, 2005, and 2004 is as follows:

Federal income tax rate	(34.0)%
State income tax rate	(6.0)%
Change in valuation allowance on net operating carry-forwards	40.0%

Effective income tax rate	- 0 -%

13.	401K

The Company has a noncontributory defined contribution plan under Section 401(k) of the Code covering all qualified employees. An officer of the Company serves as trustee of the plan. The Company did not make a contribution to the plan for the years ended July 31, 2006, 2005, or 2004.

14.	MAJOR CUSTOMERS

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

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

16.	SUBSEQUENT EVENTS

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

17.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited quarterly operating results for each of the Company’s last eight fiscal quarters. This information has been consistent with the Company’s audited financial statements and includes all adjustments consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of the data.

EAUTOCLAIMS, INC.

QUARTERLY RESULTS OF OPERATIONS

Three Months Ended	July 31, 2006	April 30, 2006	January 31, 2006	October 31, 2005

	(unaudited) (as restated)	(unaudited) (as restated)	(unaudited) (as restated)	(unaudited)

Total revenue	3,436,555	3,991,081	3,634,056	3,802,046

Expenses:
Claims processing charges	2,248,844	2,783,315	2,458,586	2,687,349
Selling, general and administrative	1,353,308	1,894,746	1,805,816	1,478,493
Depreciation and amortization	110,659	112,323	113,867	122,284

Total expenses	3,712,811	4,790,384	4,378,269	4,288,126

Net loss	$(276,256)	$(799,303)	$(744,213)	$(486,080)

Adjustment to net loss to compute loss per common share:
Preferred stock dividends
Dividends to unit holders		(82,004)		(475,829)

Net loss applicable to common stock	$(276,256)	$(881,307)	$(744,213)	$(961,909)

Loss per common share – basic and diluted	$—	$(0.01)	$—	$(0.02)

Weighted-average number of common shares outstanding – basic and diluted	80,522,696	73,706,683	65,794,075	63,358,825

EAUTOCLAIMS, INC. QUARTERLY RESULTS OF OPERATIONS
Three Months Ended	July 31, 2005	April 30, 2005	January 31, 2005	October 31, 2004

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Total revenue	3,453,669	3,552,198	3,525,569	4,119,796

Expenses:
Claims processing charges	2,465,088	2,689,195	2,674,492	3,200,486
Selling, general and administrative	1,384,861	1,512,695	1,326,602	1,330,271
Depreciation and amortization	120,144	123,981	133,104	134,584

Total expenses	3,970,093	4,325,871	4,134,198	4,665,341

Net loss	$(516,424)	$(773,673)	$(608,629)	$(545,545)

Adjustment to net loss to compute loss per common share:
Preferred stock dividends	(7,865)	(15,273)	(11,389)	(16,128)
Dividends to unit holders		(432,572)	(554,051)

Net loss applicable to common stock	$(524,289)	$(1,221,518)	$(1,174,069)	$(561,673)

Loss per common share – basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.02)

Weighted-average number of common shares outstanding – basic and diluted	55,806,133	51,529,115	37,681,925	35,361,541

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