Form 10QSB
period 2007-04-30
EAUTOCLAIMS, INC
filed 2007-06-12
CIK 1034694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 30, 2007

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, $.001 par value, as of May 31, 2007 was 85,779,728

Transitional Small Business Disclosure Format    ☐ Yes    ☒ No

EAUTOCLAIMS, INC.

INDEX TO FORM 10-QSB

________________________________________________

PART I

FINANCIAL INFORMATION

EAUTOCLAIMS, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The financial statements of eAutoclaims, Inc. (the “Company”) included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the financial statements of the Company as included in the Company’s Form 10-K/A for the year ended July 31, 2006.

EAUTOCLAIMS, INC.

BALANCE SHEETS

	April 30, 2007 (unaudited)	July 31, 2006
ASSETS

Current Assets:
Cash and cash equivalents	$203,797	$1,524,239
Accounts receivable, less allowance for doubtful accounts of $164,000 and $170,000 respectively	401,768	561,703
Prepaid expenses and other current assets	117,855	70,630
Total current assets	723,420	2,156,572

Property and equipment, net of accumulated depreciation	667,980	672,192
Restricted cash	730,000
Goodwill	1,093,843	1,093,843

Other assets	35,800	39,848

Deferred income tax asset, net of valuation allowance $10,745,000 and $10,499,000 respectively
Total Assets	$3,251,043	$3,962,455

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable, advanced payments and accrued expenses	$2,531,587	$4,373,163
Note payable	$545,703
Current portion of capital lease obligation	60,364	100,404
Current portion of deferred gain on building sale	108,135	108,135
Total current liabilities	3,245,789	4,581,702

Deferred gain on building sale, net of current portion	504,632	585,729
Capital lease obligation	30,029	22,237
Total liabilities	3,780,450	5,189,668

Stockholders’ Deficiency:

Convertible preferred stock - $.001 par value; authorized 5,000,000 shares No shares outstanding
Common stock - $.001 par value; authorized 150,000,000 shares, issued and outstanding 85,779,728 shares and 80,750,105 shares respectively	85,780	80,750
Additional paid-in capital	29,428,180	28,789,176
Accumulated deficit	(29,996,185)	(30,065,514)
Treasury Stock, at cost, 238,536 and 137,500 shares respectively	(47,182)	(31,625)
Stockholders’ Deficiency	(529,407)	(1,227,213)
Total Liabilities and Stockholders’ Deficiency	$3,251,043	$3,962,455

EAUTOCLAIMS, INC.

STATEMENTS OF OPERATIONS

	Three-month Period Ended April 30, 2007	Three-month Period Ended April 30, 2006	Nine-month Period Ended April 30, 2007	Nine-month Period Ended April 30, 2006
	(unaudited)	(unaudited-as restated)	(unaudited)	(unaudited-as restated)
Revenue:
Collision repairs management	$2,100,202	$3,107,878	$7,938,649	$8,640,021
Fleet repairs management	283,852	228,811	711,631	697,426
Fees and other revenue	418,937	654,392	1,587,021	2,089,736

Total revenue	2,802,991	3,991,081	10,237,301	11,427,183

Expenses:
Claims processing charges	1,966,399	2,783,315	7,148,910	7,929,250
Selling, general and administrative	1,692,365	1,894,746	4,518,816	5,179,055
Depreciation and amortization	109,665	112,323	336,573	348,474
Total expenses	3,768,429	4,790,384	12,004,299	13,456,779
Gain on Contract Termination	1,836,327		1,836,327
Net income (loss)	$870,889	$(799,303)	$69,329	$(2,029,596)

Adjustment to net income (loss) to compute earnings/(loss) per common share:
Preferred stock dividends
Dividend to unit holders	—	(82,004)		(557,833)
Net income (loss) applicable to common stock	$870,889	$(881,307)	$69,329	$(2,587,429)
Earnings (loss) per common share
Basic	$0.01	$(0.01)	$—	$(0.04)
Diluted	$0.01	$(0.01)	$—	$(0.04)

Weighted-average number of common shares outstanding
Basic	82,753,814	73,706,683	82,083,092	67,553,951
Diluted	83,174,367	73,706,683	82,568,179	67,553,951

EAUTOCLAIMS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

Nine month period ended April 30, 2007 (unaudited)			Additional
	Common Stock		Paid-in	Accumulated		Stockholders’
	Shares	Amount	Capital	Deficit	Treasury Stock	Deficiency

Balance at July 31, 2006	80,750,105	80,750	28,789,176	(30,065,514)	(31,625)	(1,227,213)

Issuance of common stock upon exercise of options	314,370	314	3,840			4,154

Issuance of common stock upon exercise of warrants	2,592,629	2,593	297,407			300,000

Warrants issued with note payable			5,156			5,156

Purchase of Treasury Stock					(15,557)	(15,557)

Issuance of common stock for services	2,122,624	2,123	317,250			319,373

Vesting of options granted to employees			15,351			15,351

Net income				69,329		69,329

Balance at April 30, 2007	85,779,728	85,780	29,428,180	(29,996,185)	(47,182)	(529,407)

EAUTOCLAIMS, INC.

STATEMENTS OF CASH FLOWS

	Nine-month Period Ended April 30, 2007	Nine-month Period Ended April 30, 2006
	(unaudited)	(unaudited-as restated)
Cash flows from operating activities:
Net income (loss)	69,329	$(2,029,596)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	336,573	348,474
Common stock issued for services	319,373	753,901
Common stock issued for interest	0	904
Recognition of deferred gain on building sale	(81,097)	(36,043)
Bad debts	(6,000)	1,000
Gain on contract termination	(1,836,327)
Amortization of debt discount	859
Vesting of options granted to employees	15,351	27,887
Changes in operating assets and liabilities
Accounts receivable	165,935	166,035
Prepaid expenses and other assets	(43,177)	(42,479)
Accounts payable, advance payments and accrued expenses	(5,249)	(432,523)
Net cash used in operating activities	(1,064,430)	(1,242,440)

Cash flows from investing activity:
Purchases of property and equipment	(289,344)	(192,376)
Proceeds from sale of building		819,634
Change in restricted cash	(730,000)
Proceeds from related parties	0	6,231

Net cash (used in) provided by investing activity	(1,019,344)	633,489

Cash flows from financing activities:
Proceeds from exercise of warrants	300,000	1,920,904
Proceeds from notes payable	550,000
Proceeds from exercise of options	4,154	21,049
Purchase of treasury stock	(15,557)	(31,625)
Principal payments on capital lease	(75,265)	(67,773)
Net cash provided by financing activities	763,332	1,842,555

Net (decrease) increase in cash and cash equivalents	(1,320,442)	1,233,604

Cash and cash equivalents at beginning of period	1,524,239	306,280

Cash and cash equivalents at end of period	$203,797	$1,539,884

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$26,877	$37,588

Supplemental disclosure of noncash investing and financing activities:
Conversion of debentures to common stock	$—	275,000
Equipment acquired by capital lease	$43,017	19,567
Shares and warrants issued to unit holders	$—	557,833
Fair value of warrants issued in conjunction with bridge loan	$—	9,000
Discount on notes payable relating to warrants	$5,156	—

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

________________________________________________________________

Note 1 - Basis of presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims, Inc. as of April 30, 2007 and its results of operations and cash flows for the three and nine month periods ended April 30, 2007 and 2006. Results of operations for the three and nine month periods ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

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

Reclassifications

The Company has made certain reclassifications to the fiscal 2006 financial statements, as previously reported, to conform to current classification. These reclassifications did not change net loss as previously reported.

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

Note 2 – Restatement of Previously Issued Financial Statements

The Company has restated its operating results for fiscal year 2006 for the manner in which it accounted for the gain on the sale of its building. The Company has adjusted its reported results to reflect only that portion of the gain on the sale that corresponds with the term of the new lease applicable to fiscal 2006. The information below reflects the effect of the restatement on the three and nine month periods ended April 30, 2006.

	Three months ended April 30, 2006
	As Reported	As Restated
Statement of Operations
Selling, general and administrative	1,921,779	1,894,746
Total expenses	4,817,417	4,790,384
Net loss	(826,336)	(799,303)
Net loss applicable to common stock	(908,340)	(881,307)

	Nine months ended April 30, 2006
	As Reported	As Restated
Statement of Operations
Gain on sale of building	756,943	0
Total revenue	12,184,126	11,427,183
Selling, general and administrative	5,215,098	5,179,055
Total expenses	13,492,822	13,456,779
Net loss	(1,308,696)	(2,029,596)
Net loss applicable to common stock	(1,866,529)	(2,587,429)
Loss per share-basic and diluted	(0.03)	(0.04)

Statement of Cash Flows
Net loss	(1,308,696)	(2,029,596)
Gain on sale of the building	(756,943)	—
Recognition of deferred gain on building sale	—	(36,043)

Note 3 – Restricted Cash

The Company has placed $730,000 in a CD as collateral for a Letter of Credit issued to satisfy a contractual requirement with a client. According to the terms of our agreement, the client has the right to draw on the Letter of Credit if the client elects to terminate the contract, which has a three year term, in the event the Company fails to meet certain service level and financial covenants. Failure to meet these covenants does not automatically invoke the contract termination. The Company also has the ability to terminate the Letter of Credit when certain financial benchmarks are attained.

Note 4 – Notes Payable

The Company has received proceeds that total $550,000 from the issuance of notes to multiple investors. The proceeds were used to help fund the CD used as collateral for a Letter of Credit. The one year notes, which require repayment in full of the principal on various dates between February 8, 2008 and March 30, 2008, pay monthly interest at a rate of 12%. In addition to the interest earned, each investor received new three year, $0.16 warrants to purchase shares of the Company’s common stock equal to 93,750 warrants for each $50,000 invested. A total of 1,031,250 warrants were issued to these investors. The Company also agreed that, in the event of default of the principal repayment, each investor would be issued shares of the Company’s common stock in an amount equal to 450,000 shares for each $50,000 invested and additional warrants equal to 30% of the amount invested. Under these terms, if a default occurs, the Company would be required to issue a total of 4,950,000 shares and 165,000 additional new three year warrants with an exercise price equal to eighty percent (80%) of the average closing price per share of the Company’s common stock for a period of ten (10) consecutive business days ending immediately prior to the date which causes a default.

In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), proceeds received from the sale of debt with detachable stock purchase warrants should be allocated to both debt and warrants, with the portion allocable to the warrants to be accounted for as Additional Paid in Capital and the remaining portion classified as debt. In order to determine the fair value of the warrants, the Company hired an outside investment firm who employed several valuation models to arrive at a value of $5,156 for the warrants. This amount will be expensed as interest expense over the twelve month term of the notes.

Note 5 – Gain on Contract Termination

The Company recorded a gain of $1,836,327 related to a contract termination. The gain represents previously recorded advanced payments received in anticipation of claims to be fulfilled. Upon termination of the contract the Company received a release of certain advance payments and accordingly recorded a gain.

Note 6 – Stock Based Compensation

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

Effective August 1, 2005, the Company adopted SFAS No. 123R utilizing the modified prospective method. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, measured under the original provisions of SFAS 123, “Accounting for Stock Based Compensation”, is recognized in net earnings in the periods after the date of adoption. The compensation cost charged to operations pursuant to SFAS No. 123R was $15,351 and $27,887 for the nine months ended April 30, 2007 and 2006, respectively.

A summary of the status of the company’s options for the nine months ended April 30, 2007 is as follows:

	April 30, 2007
	Shares	Weighted Avg Price	Remaining Life	Aggregate Intrinsic Value

Balance at beginning of year	3,274,254	$0.32
Granted	162,500	$0.15
Cancelled or Expired	(939,000)	$0.52
Exercised	(415,406)	$0.01

Outstanding at end of period	2,082,348	$0.28	2.60	73,542

Note 7 - Per share calculations

Basic earnings per share is computed as earnings available to common stockholders’ divided by the weighted- average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the three and nine month periods ended April 30, 2006, during which the Company reported a loss, 26,301,704 options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

Note 8 - Equity Transactions

During the nine months ended April 30, 2007 the Company issued a total of 2,122,624 shares of common stock in exchange for services. Of this total, 121,858 shares were issued to members of management in accordance with the terms of their employment contracts. A total of $17,623 was charged to expense during this period, which was approximately equal to the fair market value of the shares at the time of issuance. The Company also issued a total of 1,350,766 shares of common stock to our four outside directors and Chairman of the Board in exchange for their services. Of this total, 781,250 shares were issued for services to be rendered for fiscal year 2007. These shares are being expensed over the year as they are earned. During the nine months ended April 30, 2007 the Company expensed $93,750, or 585,938 shares, which was approximately equal to the fair market value of the shares when issued. In addition, a total of 382,016 shares were issued to these same directors for services rendered during the nine months ended April 30, 2007. A total of $55,750 was charged to expense during this time period, which was approximately equal to the fair market value of these shares when earned. Also included in the above total are 187,500 shares, worth $30,000 at fair market value, which were issued to the new Chairman of the Board on January 15, 2007 and 650,000 shares, worth $91,000 at fair market value, issued in April to a sales consultant. These items were charged to expense during the period in which they were earned.

During the nine months ended April 30, 2007 a total of 314,370 net total shares of common stock were issued to employees as a result of the exercise of outstanding options, all with a strike price of $0.01. This reflected a total of 101,036 options that were exercised and subsequently sold back to us by four senior managers who delivered these shares to satisfy tax withholding requirements. These shares were valued at $15,557 which represents the fair value of the shares at the time of surrender.

During the nine months ended April 30, 2007 a total of 2,592,629 shares were issued as a result of the exercise of warrants. Of this total, a Director exercised 1,875,000 warrants for which the Company received $300,000. The remaining 717,629 cashless warrants were exercised by an investor according to the terms of the warrant agreement.

Note 9 - Subsequent Event

On June 1, 2007, for a period of 30 days, the Company offered all current holders of outstanding warrants the opportunity to exercise these warrants at a price of $0.16. For each warrant that is exercised, the warrant holder will receive one-half of a new common stock purchase warrant exercisable at $0.16 for a two year period through June 30, 2009.

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

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounted for 85% of the revenue for the three and nine months ended April 30, 2007. We are paid a fee on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $65 per claim depending upon the level of service required. For the three and nine months ended April 30, 2007, 15% of the revenue has been received from claims processing fees and other income. Other income consists mostly of the sale of estimating software, fees from taking first notice of loss reports, fees from service partners (ASP fees) and subrogation income.

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

We maintain an allowance for doubtful accounts for losses that we estimate will arise from the customers’ inability to make required payments. Collectability of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At April 30, 2007 the allowance for doubtful accounts was approximately $164,000.

Accounting for income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $10,745,000 at April 30, 2007. The deferred tax asset consists mainly of net operating losses previously not realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company has not reached profitability.

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

Management’s Operating Plan

During the second quarter of our current fiscal year there were changes in conditions with existing accounts and new business which all involve timing issues. The steps devised in the second quarter and implemented during the third quarter have produced the desired effect of prolonging the long term strategic growth of the company in its claims processing business. We continue to focus much of our effort in making the migration to the larger insurance company market; however the migration of our marketing change produced the anticipated timing differential between the new business coming on and the loss of existing claims flow. The Letter Of Intent with Fireman’s Fund Insurance Company executed in the first quarter resulted in a signed three year contract. The expansion of services announced in the first quarter with CNA has been implemented on a work around manual workflow process. Due to IT constraints in terms of resources being allocated to existing projects the implementation of the automated solution is being pushed back to the fourth quarter. During the second quarter we were alerted to the fact that some existing business with a well established and long term account would be migrating to another platform, which has in-fact occurred

The timing issue developed as the business coming off our platform occurred and the new business will not begin until the end of the fiscal fourth quarter While the anticipated increase in revenue is far greater than any current loss of existing revenue, the timing difference will leave the company with less revenue and more expense during the transition. This will create a temporary decrease in revenue with a one time increase in restructuring expense.

In anticipation of this gap the company took steps to reduce direct expense during this period of months where revenue decreases. We initially reduced staff by 22 people creating a reduction in salary and benefit costs of approximately $623,000 annually. The company will release the third generation of its proprietary software (eJustersuite) in the fourth quarter. This release represents a new paradigm in our platform evolution in that it has a universal interface with all tools integrated and embedded into the core application.

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

•

While we have focused the vast majority of our sales and marketing efforts over the past two years on the building of clients through the Audatex Co-Marketing Agreement for our Collision Management product, we have reconfigured the sales effort to market our services to the insurance industry through our direct sales channel. During the third quarter the Company hired a full time sales and marketing Vice President to head up the direct sales channel. The company also entered into a co-marketing agreement with Mitchell International, the premier supplier of shop management software. One specific new client is a meaningful size carrier who entered into an annual contract on an ASP basis and has now agreed to use our GRN network of shops. This enhancement to the marketing mix is in its early stages and will rollout across the country in June of this year. The potential sales volume and the full revenues of our direct sales channel model would make this account’s contribution to profit the most material of all current clients under contract, including our clients from the Audatex Co-Marketing Agreement.

•

Expansion of Sales Staff – Under the supervision of our new Vice President of Sales and Marketing further increases in our direct sales force in the market place is underway. We did this through the sales rep channel on a commission basis rather than build in another layer of fixed expense. With the recent success of adding new larger clients and the improvement of our balance sheet; we believe we will have greater success in the direct sales channel.

•

Beginning in the fourth quarter the Company will begin a new marketing effort with the goods and services of Mitchell International. These products will greatly enhance the back end management efficiencies of our proprietary shop network allowing us to expand our product development and provide better metrics in terms of performance standards for our insurance clients.

•

Expansion of CNA Insurance Company’s business in the second quarter of fiscal year 2007. This Co-Marketing Account with Audatex was rolled out during the past fiscal year. The account recently agreed to expand its business with us by adjusting the method by which our outsourced services are offered. This change is expected to allow the account to mature to its full potential with our expanded service. Because of the intensive development work needed to finish the new release of our software and meeting the business requirements of the Fireman’s Fund business, we have implemented the CNA change in conditions with a manual work around. The automated system will begin in the fourth quarter of this year.

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

•

Expansion of Product Offering - We are exploring new product lines to offer to existing and new clients that are congruent to our business model. We are exploring partnering options to reduce market entrance expenses to ensure a quicker return on investment. This gives us the opportunity to expand our relationship with existing clients by integrating new products into the current mix, thereby expanding and adding revenue streams, while at the same time allowing us the opportunity of increasing the value of our customer relationship.

•

Reduction in Direct Processing Expense – We have recently begun an initiative into automating additional parts of our processing business. We expect the end result will be a net reduction in direct expense through the use of eJuster III and its universal interface. Enhancements to the core application in the future will be able to be outsourced making the expense of further development much less than the current overall cost of new modules to the core application.

Results of Operations

For the nine and three-months ended April 30, 2007 compared to the nine and three-months ended April 30, 2006 (as restated).

Revenue

Total revenue for the nine months ended April 30, 2007 was approximately $10.2 million. This is compared to the $11.4 million in revenue reported for the nine months ended April 30, 2006. For the three months ended April 30, 2007, total revenue was $2.8 million compared to $4.0 million for the three months ended April 30, 2006. During the nine months ended April 30, 2007 we derived 42% and 17% of our revenue from two customers. In April 2007, our largest client completed their business migration off of our platform, thus ending our contractual relationship. This was the main reason for the decrease in total revenue as reported for the three and mine months ended April 30, 2007 as compared to the same time period in fiscal 2006.

For the three months ended April 30, 2007, collision repair management revenue, including glass repair revenue, decreased 32% to $2.1 million compared to $3.1 million for the three months ended April 30, 2006. For the nine months ended April 30, 2007, collision repair management revenue, including glass repair revenue, decreased 8% to $7.9 million compared to $8.6 million for the nine-months ended April 30, 2006. This decrease in revenue is the result of the loss of business from our largest customer as described above. Revenue earned from clients acquired as a result of the Audatex Co-Marketing Agreement declined 25% in the three months ended April 30, 2007 as compared to the three months ended April 30, 2006, however revenue for Audatex acquired clients is up 48% for the nine months ended April 30, 2007 over the nine months ended April 30, 2006. As previously stated, this revenue is recorded at net, which significantly reduces the amount of gross revenue reported, although the overall gross margin is increased as a result of not having to pay the shops for the work performed. During the nine-months ended April 30, 2007 we earned over $622,000 in net revenue from clients acquired as a result of the agreement with Audatex. This additional revenue resulted in the gross margin percent for collision management to increase from 13% to 17% for the nine-months ended April 30, 2007, not including fees.

Fleet repair revenue increased by approximately $55,000 from approximately $229,000 for the three months ended April 30, 2006 to approximately $284,000 for the three months ended April 30, 2007. For the nine months ended April 30, 2007, fleet revenue was approximately $711,000 compared to approximately $697,000 for the nine months ended April 30, 2006. This increase is primarily the result of additional claims being reported by existing fleet customers, which more than offset the loss of our second largest fleet customer in fiscal 2007.

For the three and nine months ended April 30, 2007, fees and other revenue decreased approximately $235,000 and approximately $503,000 respectively, as compared to the three and nine months ended April 30, 2006. This decrease is primarily the result of earning less revenue this year from current clients for taking first notice of loss reports, decreased estimatic sales revenue and less transaction fee revenue. In the three and nine months ended April 30, 2006 we earned approximately $101,000 and $458,000 respectively, of revenue from our clients by taking increased numbers of first notice loss reports, the majority of which was as a result of damages sustained by consumers due to the hurricanes of 2005. This is compared to approximately $53,000 and $235,000, respectively for the three and nine months ended April 30, 2007. The sales of estimatic software also decreased by approximately $72,000 and $125,000, respectively for the three and nine months ended April 30, 2007 as compared to the three and nine months ended April 30, 2006. Transaction and file handling fee revenue decreased by approximately $108,000 and $120,000, respectively for the three and nine months ended April 30, 2007 as compared to the three and nine months ended April 30, 2006. This was primarily the result of the loss of business from our largest customer, as described above.

Claims Processing Charges

Claims processing charges include the costs of collision and glass repairs paid to repair shops within our repair shop network. Claims processing charges for the three and nine months ended April 30, 2007, were approximately $2.0 million and $7.1 million, respectively, or 70% of total revenue. This compares to approximately $2.8 million and $7.9 million, respectively, or 70% and 69%, respectively, of total revenue for the three and nine months ended April 30, 2006. Claims processing charges are primarily the costs of collision repairs paid by us to our collision repair shop network.

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

Selling, General and Administrative (SG&A) Expenses

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone and internet charges, legal and other professional fees, and travel expenses. SG&A expenses for the three and nine months ended April 30, 2007 were approximately $1.7 million and $4.5 million, respectively, which represents a 11% and 13% decrease, respectively from the approximately $1.9 million and $5.2 million for the three and nine months ended April 30, 2006. Payroll and benefit related expenses for the three and nine months ended April 30, 2007 totaled approximately $.7 million and $2.4 million respectively, compared to approximately $.9 million and $2.6 million, respectively, for the three and nine months ended April 30, 2006. The decrease is primarily the result of decreases in health care costs, telephone expense and the initial effect of staff reductions. As a result of realizing decreased revenue, we reduced our staff by approximately 25%. The effects of this reduction were not fully implemented until April, therefore the results of the reduction were only partially realized in the figures reported for the third quarter. In the three months ended April 30, 2007 we also incurred costs of approximately $416,000 associated with various consulting expenses and the termination of certain management contracts. Although we also incurred higher rent expense in the three and nine months ended April 30, 2007 as a result of our new lease agreement, we reduced the net rent expense by approximately $27,000 and approximately $81,000 respectively, as a result of realizing the gain on our building sale-leaseback transaction.

SG&A expenses also include non-cash charges, excluding depreciation and changes to the bad debt reserve, of approximately $85,000 and $254,000 for the three and nine month periods ended April 30, 2007. For the three and nine month periods ended April 30, 2007 these non-cash charges included approximately $108,000 and $319,000, respectively, of common stock issued to pay fees to directors, consultants and management according to terms of their employment contracts. Approximately $3,000 and $15,000, respectively, was expensed as result of implementing SFAS 123R, which requires expensing of stock options as they become vested. In addition, as described above, reductions to non-cash expense of approximately $27,000 and $81,000 were realized for the three and nine months ended April 30, 2007 as a result of recognizing the gain on our building sale-leaseback transaction. Approximately $1,000 was amortized for the discount on the notes payable for the three and nine months ended April 30, 2007. For the three and nine month periods ending April 30, 2006 the non-cash charges included approximately $188,000 and $747,000, respectively, of non cash charges. This included approximately $208,000 and $754,000 respectively, of common stock issued to pay fees to directors, and management according to terms of their contracts and approximately $1,000 of common stock issued in the first quarter of 2006 for accrued interest associated with the conversion of debt. In addition, a charge of approximately $6,000 and $28,000 respectively, was taken as a result of implementing SFAS123R. We also recognized a reduction to non-cash expense of approximately $27,000 and $36,000 for the three and six months ended April 30, 2006 as a result of recognizing the gain on our building sale-leaseback transaction.

Also included in the SG&A is interest expense related to capital leases and notes payable. For the three and nine months ended April 30, 2007, this interest expense totaled approximately $19,000 and $27,000 respectively, of which $11,000 was for the notes payable. This compares to interest expense on capital leases of approximately $7,000 and $38,000 respectively, for the three and nine months ended April 30, 2006.

Depreciation

Depreciation of property and equipment of approximately $110,000 and $337,000 respectively, was recognized in the three and nine months ended April 30, 2007. This is compared to approximately $112,000 and $348,000 respectively, for the three and nine months ended April 30, 2006.

Net Income/Loss

For the three and nine months ended April 30, 2007 net income totaled approximately $871,000 and $69,000, respectively. These amounts include approximately $1.8 million of gain which represents previously reserved advance payments that is deemed no longer valid due to age and releases obtained on terminated contracts. This also includes approximately $27,000 and $81,000 respectively, of the gain recognized on our building sale-leaseback transaction. Net loss for the three and nine months ended April 30, 2006 was approximately $799,000 and $2 million, respectively. Included in these numbers are non-cash expenses of approximately $228,000 and $665,000 including depreciation charges, for the three and nine months ended April 30, 2007. This is compared to $344,000 and $1.1 million of non-cash charges, including depreciation, for the three and nine months ended April 30, 2006.

Liquidity and Capital Resources

At April 30, 2007, we had approximately $.2 million in cash. This is a decrease of approximately $1.3 million from July 31, 2006. We have a working capital deficiency of approximately $2.5 million compared to a deficiency of approximately $2.4 million as of April 30, 2006. The primary source of our working capital during the nine-months ended April 30, 2007 was from cash generated by operations and the exercise of outstanding warrants for which we received $300,000. During the nine months ended April 30, 2007 we also received an additional $550,000 from the issuance of notes payable, which was used to fund a CD used for collateral on a Letter of Credit required under the terms of a client contract.

As previously stated in our operating plan, we anticipate that certain timing differences will create a temporary decrease in revenue over the next several months, which will result in a temporary reduction in cash from operations over the same time period. In order to bridge this temporary gap, we believe that we will require additional funding in order to meet our working capital requirements over the next 12 months. We are currently working on obtaining additional funding through the exercise of outstanding warrants, as well as exploring additional options to secure the required funds. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period or that we will be able to generate capital from any future sale of our securities.

Debt and Contractual Obligations

Our commitments for debt and other contractual arrangements as of April 30, 2007 are summarized as follows:

	Years ending April 30,
	2008	2009	2010	2011	2012	Thereafter	Total

Property lease	271,000	280,000	288,000	297,000	305,000	181,000	1,622,000
Equipment lease	60,000	16,000	14,000				90,000
Employee compensation	646,000	470,000	139,000				1,255,000
	977,000	766,000	441,000	297,000	305,000	181,000	2,967,000

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of April 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended April 30, 2007. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended April 30, 2007 we issued 130,767 shares of common stock to four Directors and the Chairman of the Board for services rendered in accordance with the approved Board compensation plan. We also issued 650,000 shares to a sales consultant for his work on helping us to secure a client contract.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	( c ) Total Number of Shares or Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate Dollar Value) of Shares (or units) that May Yet be Purchased Under the Plans or Programs
February 1 - 28, 2007	40,201	0.16	—	—
March 1 - 31, 2007	—	—	—	—
April 1 - 30, 2007	—	—	—	—
Total	40,201	0.16	—	—

These shares were purchased from employees of eAutoclaims who surrendered the shares to the Company to satisfy their minimum tax withholding requirements.

See Note 4 in the “Notes to Financial Statements” for additional disclosures regarding warrants issued to investors in connection with the one year notes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

10.79	Securities Purchase Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Item 5.02	- New Executive Employment Agreements and CIO, dated April 16, 2007
Item 4.02	- Non-reliance on previously issued Financial Statements, dated May 14, 2007
Item 5.02	- Director Resignation, dated May 29, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	June 12, 2007	By:	/s/ Jeffrey Dickson
Jeffrey Dickson, President and Chief Executive Officer

Date:	June 12, 2007	By:	/s/ Larry Colton
Larry Colton, Chief Financial Officer and Principal Accounting Officer