Form 10KSB
period 2007-07-31
EAUTOCLAIMS, INC
filed 2007-11-08
CIK 1034694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐    No ☒

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Issuer’s revenues for the most recent fiscal year: $11,790,993

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of September 30, 2007: $6,746,151

The number of shares outstanding of the Issuer’s Common Stock, $.001 par value, as of September 30, 2007 was 93,736,071.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☒

FORM 10KSB – Index

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

General

eAutoclaims is a Nevada corporation, formed in 1999, which provides Internet based vehicle collision claims services for insurance companies, managing general agents (MGA) and third party claims administrators (TPA) and self-insured automobile fleet management companies. We accept assignment of claims from our customers, and provide vehicle repairs through a network of repair shops. We also provide online systems to connect clients with service providers of estimates, audits and claims administration services for claims for which we do not perform the repair.

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

In March 2004, we entered into a Co-Marketing Agreement with ADP Claims Service Group (“ADP”), pursuant to which ADP sells and markets our core Internet application and collision management services. The product is private labeled under the name ADP Managed Repair Solutions and utilizes us as the back room for processing the claim repairs and our network of repair facilities. As a result of this agreement, several new clients were obtained which contributed to our claims growth in fiscal 2006. In May 2006, ADP Claims Services Group was acquired by Solera, Inc, a privately held company, which established a new-co, Audatex, as the new operating organization. This transaction had a short term negative impact on our anticipated growth in new revenues, After several attempts to fashion a new co-marketing agreement it became clear that there was no benefit in creating a new long term agreement as the strategic initiative of Solera was not in concurrence with eAutoclaim’s market strategy. At the end of fiscal 2007 there were only two remaining accounts under the original agreement still active, both of which were eAutoclaims clients at their inception.

Products and Services

We develop customized internet technology solutions for insurance companies and companies with fleets of vehicles and heavy equipment. These products provide for both an outsourcing and/or ASP solution aligned with current industry standards. The outsourcing solution provides customers with a complete internet based managed claims solution from first notice of loss through the completion of the repair cycle leveraging our vendor and partner networks. The ASP solution allows the customer to use our internet technology solutions independent of our personnel, enabling them to reduce their costs associated with developing, supporting, and maintaining a proprietary technology solution.. Both solutions have proven successful in driving down customer operating costs, indemnity costs and loss adjustment expenses through automation leveraging our customized technology solutions and leveraging our network of vendors and partners.

Our network of vendors and partners can provide services such as independent adjustors, car rentals, tow trucks, accident reporting and auto repair centers all available through our technology solutions. The ASP solution enables customers with their own network of vendors and partners to be seamlessly integrated into our technology solutions providing for greater flexibility while maintaining transparency in managing these partners.

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

We help our clients manage their vehicle claims losses by providing the following:

•

Technology – We build customized web-based vehicle claim assignment and delivery systems for insurance companies and corporate fleets. We use state-of-the-art technology and security for the transmission of files and records. In addition, we utilize digital cameras, Internet communication, advanced data storage and scanners for auto repair shops that are not equipped with digital cameras, to create a defined audit trail and high capacity digital storage. We provide these customized applications to our clients with their own private label that includes their corporate colors and logos, which makes the claims process transparent to both insurance company personnel and the insured.

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

•	Our process of claims investigation helps reduce fraudulent claims.

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

CUSTOMERS

Our customers consist primarily of insurance companies, managing general agents (MGAs), third party administrators (TPAs) and managers of self-insured automobile fleets. The most recent addition is a category of customers, including Mitchell International, that service the insurance market.

Contracts with existing clients are typically from one to five years. Pursuant to the contract we take responsibility for repairing the vehicle, and the liability to pay for the repairs performed in our network of body and glass repair providers. As a general rule, within seven days of the assignment of the vehicle to the body shop, our customers pay us the completed audited repair price, before the shop discount, less the customer’s volume discount. Our fleet and glass customers generally pay us within 30 days of the repair. If a vehicle owner decides to have the vehicle repaired at a body shop that is not in the eAutoclaims network shop, we are paid a file-handling fee only.

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

Over the past year our Direct Sales team has made progress to grow ASP sales revenue due to the relatively high margins generated by our ASP products. We market three ASP products including eJusterSuite®, AuditPro, and the Appraisal Management System. Each of the products can be used independently or may use other ASP modules, depending on client workflow and business needs.

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

We are preparing to release a new module within eJusterSuite to assist carriers who use Staff Appraisers and can be bolted on to any policy management system by outside providers. The new module adds functionality currently not available in the industry. The innovation has been well received by existing clients who have been involved in the development of this technology. The new product is currently in beta testing and national release is expected in the first half of the fiscal year 2008.

Our direct sales team has made progress with regard to Managed Collision Repair sales under the leadership of our new Vice President of Sales who joined the company in the last quarter of this fiscal year.

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

We have implemented a “Customer Service Professional” certification as part of our “Best Practices” to ensure that our employees are fully trained in the latest in customer service techniques and to help us in attaining our objective of becoming known as one of the best customer service organizations in the industry.

Employees

As of July 31, 2007, we had 60 full-time employees. There is no union contract relating to any of our employees nor do we anticipate there to be unionization of our employees. We believe that our relationship with our employees is generally good.

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

OPERATIONS AND TECHNOLOGY

Overview

We have created several web-based applications that assist insurance adjusters, appraisal sources, and repair centers to efficiently and effectively conduct business. The web applications facilitate lower turn around times in settling claims through the use of internet technology. Lower average paid losses to insurance companies are achieved through extensive programmatic audits that are individually customized to the insurance company’s auditing profile. Our customers see increased workflow efficiencies created by integrating core and customized software modules (First Notice Of Loss, System Integration to eliminate re-keying, Intelligent dispatch Systems, programmatic audit, proactive reporting, e.g.,) designed to compliment the customer’s existing business system and not replace it.

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

All products are web based enabling transparent upgrades, which reduce potential customer impact.

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

Auditpro versions are available for shops and independent appraisers. Within those versions estimates can be verified against the auditing guidelines of the insurance company at the appraisal source level prior to being submitted to the insurance company. In the first quarter of calendar 2008 we will release “AuditPro Enterprise” that will be a total stand alone rules based auditing tool that can be integrated with any policy management system, claims system, or as a stand alone for the physical damage book of business of any size insurance company insuring that peril.

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

Risks Related to Our Business

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

During the year ended July 31, 2007, we derived 38% and 18% of our revenues from two customers. The contract with our largest customer terminated in April 2007 as the business associated with this client has been sold by the client to a third party and our services were not retained. While we continue to work to replace this business with new customers, and have recently begun to recognize revenue from a new client, we cannot guarantee that revenue from this new client will be significant, or that future contracts will represent significant business.

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

The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have previously been involved in litigation regarding the rights to use the name eAutoclaims.com. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we may in the future offer our products and services. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

Many of our contracts with customers provide for payment to us for vehicle repairs at the time the repair cost has been determined. Under these agreements, we bear all risks associated with the repair of the vehicle beginning with receipt of payment from our customer. Historically, approximately two percent (2%) of policyholders fail to have the vehicle repaired after filing a claim with their insurance carrier. Although we bear the risk of these repairs, it is not entirely clear as to when, or if, we are entitled to hold these payments. It is possible that other parties (i.e. the insurance carrier, the repair facility or the individual automobile owner) may claim that they are entitled to such funds. The policyholder often saves for the deductible portion of their claim, which can result in a long period of time between the time they file their claim and the time that the vehicle is repaired. Because of the uncertainty as to if we may be required to make these payments, when we may be required to make them, and who we may be required to pay, we book such amounts as accounts payable in our financial statements. As of July 31, 2007, approximately $1,174,172 of our accounts payable consisted of advance payments. Although management believes we are entitled to hold such funds due to the risk we assume for repair of a vehicle, there is no assurance that customers will agree with our position. Should we be required to issue payment for all such amounts at one time, we may not be able to do so.

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

Certain previous capital raises included the issuance of warrants which contained “full ratchet” anti-dilution protection to avoid dilution of the equity interest represented by the underlying shares upon the occurrence of certain events, including the issuance of equity securities if an issuance, conversion or exercise price was less than $0.30. As a result of this provision, an equity raise in early 2005 where the offering price was $0.16 triggered the re-pricing of these previously issued warrants to $0.16. In addition warrant holders from offerings done in 2004 and 2005 are entitled to demand registration rights for a two year period and we are subject to liquidated damages if we do not maintain the effectiveness of the subject registration statement. Our Common Stock currently trades at a price less than $0.16 per share. If we need to raise additional capital to meet current working capital requirements, this may trigger the anti-dilution rights of previous investors, which may result in additional dilution to our current shareholders.

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

Our main offices are located at 110 East Douglas Road, Oldsmar, Florida 33467. We currently lease these facilities under lease terms that expire in December 2012. Our rent at July 31, 2007, including applicable taxes, was $22,336 per month and increases 3% at the beginning of each calendar year through the remaining life of the lease.

We believe that the facilities are well maintained, are in substantial compliance with environmental laws and regulations, and are adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing lease.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not involved in any legal proceedings that are considered material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ended July 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Value

Our Common Stock is traded on the OTCBB under the symbol “EACC.OB”. The following table sets forth, the high and low bid prices of the Common Stock for the periods shown as reported by the National Quotation Bureau. The bid prices quoted on the OTCBB reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	High Bid	Low Bid
Fiscal Year Ended July 31, 2007
First Quarter (August 1, 2006 to October 31, 2006)	0.17	0.13
Second Quarter (November 1, 2006 to January 31, 2007)	0.17	0.12
Third Quarter (February 1, 2007 to April 30, 2007)	0.19	0.12
Fourth Quarter (May 1, 2007 to July 31, 2007)	0.15	0.11

Fiscal Year Ended July 31, 2006
First Quarter (August 1, 2005 to October 31, 2005)	0.22	0.15
Second Quarter (November 1, 2005 to January 31, 2006)	0.36	0.18
Third Quarter (February 1, 2006 to April 30, 2006)	0.34	0.22
Fourth Quarter (May 1, 2006 to July 31, 2006)	0.27	0.16

During the quarter ended July 31, 2007 we issued 623,484 shares of common stock to members of the Board of Directors for consulting services and other services rendered in accordance with the approved Board compensation plan. Also, during the quarter ended July 31, 2007 we issued a total of 281,250 shares of common stock to investors upon exercise of common stock purchase warrants.

Holders

As of July 31, 2007, we had approximately 235 common shareholders of record.

Dividends

We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of July 31, 2007.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	640,000	$0.21	13,420,411	(4)

Equity Compensation Plans Not Approved by Stockholders (1) (2) (3)	9,361,777	$0.10	N/A

Total	10,001,777	$0.05

_______________________

(1)	Includes options issued to our CEO and Vice Chairman of the Board at $.01, and options issued to employees.
(2)	Includes 3,000,000 shares that may be issued in connection with a change of control, and 4,950,000 shares that may be issued in the event of default of repayment of outstanding notes payable.
(3)	Excludes 14,672,184 warrants issued to investors in connection with capital raising transactions not approved by our stockholders.
(4)	Based on a Board of Directors imposed limit of 15%, not the 20% shown in the approved plan.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our audited financial statements as of and for the year ended July 31, 2007 and the notes thereto, all of which financial statements are included elsewhere in this Form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Description of Business” and elsewhere in this Form 10-KSB.

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

OVERVIEW

We are a business-to-business e-commerce company that uses the Internet to streamline and lower the overall costs of automotive repair paid by insurance companies, managing general agents (MGA), third party claims administrators (TPA) and self-insured automobile fleet management companies. We are establishing ourselves as the preeminent service provider for the automobile insurance industry, providing a seamless back-end infrastructure that links thousands of collision repair shops and support facilities. We provide a proprietary, cost-effective and highly advanced system for the processing and ultimate repair of claims for damaged vehicles filed by policyholders of our insurance company clients. We receive revenues from insurance companies for repairs completed by members of our network of repair shops. We approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount, ranging from 10% to 15%, from repair facilities that are members of our provider network. The revenues generated from the vehicle and glass repair through our provider network accounts for 84% and 81% of the revenue for the years ended July 31, 2007 and 2006, respectively. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees vary from $10 to $65 per claim depending upon the level of service required. For the years ended July 31, 2007, and 2006, 16% and 19% of the revenue has been received from claims processing fees and other income, respectively.

MANAGEMENT’S OPERATING PLAN

The transition of the channel partner relationship from ADP Claims Services Group to Audatex resulted in less sales and revenue being produced in fiscal year 2006-07 than we had anticipated. As mentioned earlier, in May 2005, ADP Claims Services Group was acquired by Solera, Inc. a privately held company and a new-co, Audatex, a Solera Company, was established as the operating organization. When this transaction occurred, it triggered two provisions of our Co-Marketing Agreement with ADP. The first one was our right to terminate the exclusivity clause and the second was the need for us to give consent to ADP for the assignment of our Co-Marketing Agreement to another organization.

Since the closing of the transaction, the Audatex organization has had a major restructuring of its personnel, including many of the key personnel associated with our program. As a result of the aforementioned circumstances, on May 1, 2006, we chose to withhold the consent of assigning our agreement to Audatex and elected to terminate the exclusivity clause with ADP Claims Services Group. Our mutual expectation to have significant growth with this channel partner in fiscal 2007 never materialized as new management of Audatex does not and will not operate under the same strategic initiatives that it did when owned by ADP and we have maintained our right for a non-exclusive relationship. Consequently, we have begun a new co-marketing relationship with Mitchell International that will provide us an estimatics platform and other cutting edge management software applications which will enhance our shop capabilities.

Specifically, management is taking the following actions that are expected to positively impact our financial position in fiscal 2007:

•	Grow direct sales channel.

•	Grow the number of Tier One Insurance providers.

•	Expand our offerings of newly enhanced applications and tools to our existing client base on an ASP transactional basis.

•	Explore possible new or additional strategic partners in the industry who have a large client base and represent additional new sales with a short sales cycle & acquisition cost.

•	Convert our core application to a more scalable program language with a universal interface.

•

Roll out higher margin product lines. Management continues to make progress in building our operating margins by focusing on higher margin products and leveraging internally developed ASP/technologies that will allow other companies in related industries to significantly reduce labor costs and improve operating efficiencies, as is the case with”Audit Pro”, a programmatic electronic estimate auditing tool. We will release “AuditPro Enterprise” this year as a stand alone rules based application that can be bolted on any existing policy management software or integrated with newly developed claims modules. Many of these technologies have already been implemented in our operating processes and have shown themselves to be of significant value. By modifying the interface to these technologies, we can produce significant click fee revenue without adding significant operating costs. The target market for these technologies will include a wide range of organizations, including the largest (Tier 1) insurance companies.

•	Develop and deploy specialized niche programs that will require us to manage loss reserves on fleet generated risks.

•

Expand market driven offerings. We are exploring new product lines to offer our shop network to the general public. We intend to put up a B2C product by December of this year which will allow the general public to enroll their vehicles into a program offering repairs on damaged vehicles at a discounted rate.

•	Reduce direct processing expense. We will continue an initiative into automating additional parts of our processing business. We expect the end result will be a net reduction in direct expense.

•

Previously increased working capital. In fiscal 2007, as part of a special warrant exchange program, a significant number of outstanding warrants were exercised by current investors. This resulted in our receiving approximately $1.5 million of additional capital. While we believe that this will be sufficient for our working capital needs for the foreseeable future, we continue to explore all options in the event additional financing becomes necessary.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements and the data used to prepare them. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. On an ongoing basis we re-evaluate our judgments and estimates including those related to revenues, bad debts, long-lived assets, and income taxes. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

Revenue recognition:

We derive revenue primarily from collision repairs, glass repairs and fleet repairs. Revenue is recognized when an agreement between us and our customer exists, the repair services have been completed, our revenue is fixed and determinable and collection is reasonably assured.

Revenue is recorded at gross in the areas of collision and fleet repairs. It also is recorded at gross in certain glass repair transactions. Revenue is recorded at gross in these areas when:

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

We maintain an allowance for doubtful accounts for losses that we estimate will arise from the customers’ inability to make required payments. Collectibilty of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At July 31, 2007 the allowance for doubtful accounts was approximately $50,000.

Accounting for Income taxes:

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $10,903,000 at July 31, 2007. The valuation allowance consists mainly of net operating losses previously realized and stock compensation currently not deductible. The valuation allowance is necessary because the use of these deductions is not reasonably assured since as we are reporting losses.

Valuation of long-lived assets:

We identify and record impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. We periodically evaluate the recoverability of our long-lived assets based on expected undiscounted cash flows, and recognize impairment, if any, based on expected discounted cash flows. Factors we consider important which could trigger an impairment review include the following:

•	Significant negative industry trends
•	Significant underutilization of the assets
•	Significant changes in how we use the assets or our plans for their use.

At each balance sheet date, we evaluate the valuation of intangible assets. The factors used in this evaluation include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that affect the continuity of the business. No charge for impairment of goodwill was deemed necessary as a result of that evaluation as of July 31, 2007.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2007, Compared to Fiscal Year Ended July 31, 2006

REVENUE

Total revenue for the year ended July 31, 2007 was approximately $11.8 million, which consists of approximately $9.0 million in glass and collision repair management for insurance companies, approximately $0.9 million in fleet repairs and approximately $1.9 million in fees and other revenue. Total revenue for the year ended July 31, 2006 was approximately $14.9 million, which consists of approximately $11.2 million in glass and collision repair management for insurance companies, approximately $0.9 million in fleet repairs and approximately $2.8 million in fees and other revenue. Total revenues decreased approximately $3.1 million or 20.7% as compared to the approximately $14.9 million for the year ended July 31, 2006. The decrease in total revenue is due to the fact that our largest client, from whom we received 38% of our business in the year ended July 31, 2007, completed their business migration off of our platform, thus ending our contractual relationship.

Collision repair management revenue decreased approximately $2.2 million to approximately $9.0 million for the year ended July 31, 2007 compared to approximately $11.2 million for the year ended July 31, 2006. The decrease in collision management revenue is the result of the loss of our largest client, which is described above. Included in the total collision management revenue is revenue earned from repairs processed for clients acquired as a result of the Audatex Co-Marketing Agreement. As previously disclosed, this revenue is recorded at net, which significantly reduces the amount of gross revenue reported, although the overall gross margin is increased as a result of not having to pay the shops for the work performed. In the year ended July 31, 2007, we earned approximately $780,000 in net revenue from clients acquired as a result of the agreement with Audatex. This additional revenue resulted in the gross margin percent for collision management, exclusive of fees, to increase from 13% to 18% for the year ended July 31, 2007.

Fleet repair revenue was approximately $902,000 for the year ended July 31, 2007 as compared to approximately $917,000 for the year ended July 31, 2006. This slight decrease represents normal business fluctuations from our existing customers.

Fees and other revenue decreased approximately $.9 million from $2.8 million for the year ended July 31, 2006 to $1.9 million for the year ended July 31, 2007. This decrease is primarily the result of earning less revenue this year from current clients for taking first notice of loss reports, decreased estimatic sales revenue and less transaction fee revenue. In the year ended July 31, 2007 and 2006, we earned approximately $284,000 and $562,000 respectively, of revenue from our clients by taking first notice loss reports. Of the first notice revenue earned in fiscal 2006, the majority was earned as a result of taking reports for losses incurred as a result of damages sustained by consumers due to the hurricanes of 2005. The sales of estimatic software also decreased by approximately $268,000 for the year ended July 31, 2007 as compared to the year ended July 31, 2006. This decrease is due in part to lower unit sales, but a portion of the decrease is a result of a change in our method of selling the estimatic units, which was implemented in the fourth quarter of fiscal 2007. Under the new method, we will receive a sales commission for the units sold which will reduce the amount of gross revenue per unit that will be reported in the future. Transaction and file handling fee revenue decreased by approximately $350,000 for the year ended July 31, 2007 as compared to the year ended July 31, 2006. This was primarily the result of the loss of business from our largest customer, as described above.

EXPENSES

Claims processing charges include the costs of collision, fleet and glass repairs paid to repair shops within our repair shop network, as well as the cost of the estimating software sold to our network of shops. Claims processing charges for the fiscal year 2007 were approximately $8.1 million, or 69% of total revenue, compared to $10.2 million, or 69% of total revenue in fiscal 2006. The reduction in claims processing charges in fiscal year 2007 as compared to fiscal year 2006 is consistent with the reduction in revenue for the same periods as previously reported.

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

Selling, general and administrative (SG&A) expenses is mainly comprised of salaries and benefits, facilities related expenses, telephone charges, professional fees, advertising costs and travel expenses. SG&A expenses for the year ended July 31, 2007 were approximately $5.5 million or 47% of revenue compared to approximately $6.5 million or 44% of revenue for the year ended July 31, 2006. Included in this total, during the year ended July 31, 2007 and 2006 we incurred payroll related expenses of approximately $ 3.7 million and approximately $4.5 million, respectively. The decrease in payroll expenses in fiscal 2007 as compared to fiscal 2006 was partially due to having fulfilled the stock compensation requirements in certain executive employment agreements of approximately $728,000 in fiscal 2006. Also, in response to the realization of decreased revenue caused by the loss of our largest client in April 2007, we reduced our staff by approximately 25%. We also incurred one time costs of approximately $263,000 in expenses associated with the termination of certain management contracts as part of the staff reductions. These costs partially offset the approximately $300,000 reduction in payroll costs we attained in the fourth quarter of fiscal 2007 as a result of the staff reductions. In addition to payroll costs, we also incurred additional costs of approximately $130,000 associated with various consulting expenses in fiscal 2007 as compared to fiscal 2006. We realized a decrease of approximately $181,000 in fiscal 2007 as compared to fiscal 2006 for telephone expenses as a result of the restructuring of our various telephone contracts. Although we incurred higher rent expense in fiscal 2007 as a result of our new lease agreement, we reduced the net rent expense by approximately $31,000 as compared to fiscal 2006 as a result of realizing the gain on our building sale-leaseback transaction. We also recorded lesser expenses in fiscal 2007 as compared to 2006 in the areas of insurance, postage and other miscellaneous expenses.

SG&A expenses for the year ended July 31, 2007 included non-cash expenses, excluding charges for depreciation and changes to the bad debt reserve, of approximately $379,000. These non-cash charges include approximately $420,000 for stock issued to directors for board services and stock issued in accordance with management employment agreements, approximately $19,000 for expensing of stock options as required by SFAS123R (revised 2004), approximately $46,000 for the issuance of new warrants in connection with a warrant exercise program and approximately $1,500 for amortization of the discount on the notes payable. We also realized a reduction to non-cash expense of approximately $108,000 as a result of recognizing the gain on our building sale-leaseback transaction. Non-cash expenses for the year ended July 31, 2006, excluding depreciation and changes to the bad debt reserve, totaled approximately $766,000. These non-cash charges included approximately $794,000 for stock issued to directors for board services and stock issued in accordance with management employment agreements, approximately $34,000 for expensing of stock options in accordance with SFAS123R (revised 2004), and approximately $900 for stock issued in lieu of a cash interest payment. We also realized a reduction to non-cash expense of approximately $63,000 as a result of recognizing the gain on our building sale-leaseback transaction.

Also included in the SG&A expense for the year ended July 31, 2007, was interest expense of approximately $29,000 and $21,000 which was recorded for capital leases and outstanding notes payable, respectively. In the year ended July 31, 2006 interest expense was approximately $43,000, of which approximately $15,000 relates to interest on a bridge loan, and approximately $28,000 for interest expense relating to capital leases. We earned approximately $35,000 in interest income on our cash reserves in the year ended July 31, 2007 compared to approximately $9,000 interest income earned in the year ended July 31, 2006.

Depreciation of property and equipment of approximately $455,000 was recognized in the year ended July 31, 2007. This was compared to approximately $459,000 of depreciation in the year ended July 31, 2006.

NET LOSS

We recognized a net loss of approximately $379,000 and $2.3 million for the years ended July 31, 2007 and 2006, respectively. The fiscal year 2007 loss includes approximately $1.9 million of gain which represents previously reserved advance payments that are deemed no longer valid due to age and releases obtained on terminated contracts. This net loss also includes approximately $108,000 and $63,000 of gain recognized on our building sale-leaseback transaction for the years ended July 31, 2007 and 2006, respectively. Also included in the net loss number are non-cash expenses of approximately $713,000 and $1.2 million for the years ended July 31, 2007 and July 31, 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2007, we had cash of approximately $800,000 compared to approximately $1.5 million at July 31, 2006, a decrease of approximately $700,000 from last year. We had a working capital deficiency of approximately $1.7 million as of July 31, 2007 compared to $2.4 million as of July 31, 2006, an improvement in the deficit of approximately $.7 million. Other than working capital generated from operations, our primary source of working capital during the fiscal year ended July 31, 2007, was from proceeds received from investors upon the exercise of outstanding warrants.

During the year ended July 31, 2007 we received approximately $1.5 million from investors who exercised outstanding warrants. These warrants were exercised in June 2007 as part of a special warrant exchange program.

We continue to analyze our operations and streamline where appropriate. We made significant reductions to our staff in fiscal year 2007 and our ability to make additional significant cost cuts is limited. Also, such cost cutting programs are potentially counterproductive to our long term best interests because such cost cutting results in the loss of our valued employees and could impair new product initiatives. If revenues grow they will provide working capital, but because revenue growth is not guaranteed, we continue to analyze options for additional financing. We cannot assure you that we will be able to raise such funds or that such funds will be available to us on favorable terms. If we raise additional funds through the issuance of our securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

We believe that cash generated from operation, will be sufficient to meet our working capital requirements for the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. In addition, we have secured a commitment from a majority shareholder, the Chairman of the Board of Directors to purchase $2 million of the Company’s common stock if the Company needs additional financing.

We remain optimistic about our long term business prospects. However, we still face significant obstacles to achieve profitability. We anticipated that in fiscal 2007 we would begin to roll out a substantial volume of repairs pursuant to our ADP/Audatex Co-Marketing Agreement and have new revenue streams created by new accounts including Fireman’s Fund neither of which actually occurred. We have invested a significant amount of our working capital, technical infrastructure and personnel time in preparing the Company for the contract with Fireman’s Fund. Our financial and personnel commitment to the Fireman’s Fund account combined with the prior loss of revenue from our largest customer due to the sale of part of their business has created the working capital pressures we experienced during fiscal 2007 and will likely continue to experience during at least the first half of fiscal 2008. The prospects of any success from the Audatex relationship seem remote and the Fireman’s Fund business only began production of claims volume in September of 2007 some seven months later than expected.

DEBT AND CONTRACTUAL OBLIGATIONS

Our commitments for debt and other contractual arrangements as of July 31, 2007 are summarized as follows:

	Years ending July 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Property lease	$273,000	$282,000	$290,000	$299,000	$308,000	$103,000	$1,555,000
Equipment lease	115,000	102,000	97,000				314,000
Notes payable	550,000						550,000
Employee compensation	569,000	432,000	130,000				1,131,000
	$1,507,000	$816,000	$517,000	$299,000	$308,000	$103,000	$3,550,000

We lease equipment and facilities under non-cancelable capital and operating leases expiring on various dates through 2012. The main operating lease consists of a 7-year lease for 30,000 square feet of a 62,000 square foot facility. Our rent, including applicable taxes, in fiscal year 2007 was $22,336 per month and increases 3% each year through the remaining life of the lease.

In April 2007, we entered into a new eighteen month employment agreement with our President and Chief Executive Officer. The agreement specifies an annual base salary of $150,000. The CEO will also receive a $750 per month auto allowance and a $1,000 per month personal allowance. If the CEO is terminated for any reason other than for cause or change of control during the term of the agreement, he will receive a lump sum payment equal to one (1) times the current base salary.

In January and March 2007 the Company entered into employment agreements ranging in length from twenty-four to twenty-seven months with both of the Company’s current officers that range from $125,000 to $132,000 annually. These executives also receive automobile allowances of $400 per month. If their contracts are not renewed they receive severance packages of between six and nine months of their annual compensation.

INFLATION

We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

SEASONALITY

We typically experience a slow down in revenue during November and December each year because consumers tend to delay repairing their vehicles during the holidays.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements to be provided pursuant to this Item 7 begin on page F-1 of this Report, following Part III hereof.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fourth quarter ended July 31, 2007. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:

Name	Age	Position

Jeffrey D. Dickson	64	Chief Executive Officer, President and Director

Larry Colton	58	Chief Financial Officer

Donald Thomas	41	Chief Information Officer

William Austin Lewis IV	31	Chairman of the Board of Directors

Eric Seidel	44	Vice Chairman of the Board of Directors

Christopher Korge	53	Director

John K. Pennington	52	Director

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

Business Experience of Executive Officers and Directors

Jeffrey D. Dickson has been President and Chief Executive Officer and director since January, 2007. Prior to that time Mr. Dickson served as our Chairman of the Board of Directors since June 2000. From May 1997 through November 1999, Mr. Dickson was the President and Chief Executive Officer of First American AMO. From February 1995 through May 1997, Mr. Dickson was the President and Chief Operating Officer of Salex Corporation. Mr. Dickson has served as an Executive Vice President of the American Bankers Insurance Group and President of Interloc Corp. Mr. Dickson has a BA in History from University of Colorado and is a graduate of the PMD program of the Harvard Graduate School of Business.

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

Donald Thomas, Chief Information Officer. Mr. Thomas joined eAutoclaims, Inc. on January 8, 2007. Prior to that Mr. Thomas spent the previous nine years at Fidelity National Information Services where he held a variety of positions in the Information Technology field, the most recent being Assistant Vice President of Technology. Mr. Thomas earned a BS in Computer Science from UCLA.

William Austin Lewis IV was elected Chairman of the Board of Directors in January, 2007 and has been a Director since May, 2006. Since 2004, Mr. Lewis has been the Chief Executive Officer of Lewis Asset Management Corporation, an investment management company headquartered in New York. Prior to 2004, Mr. Lewis was an Account Manager for an investment partnership focusing on technology and research in various investment banking situations. Mr. Lewis holds a Bachelor of Science in Finance and a Bachelor of Science in Financial Economics from James Madison University.

Eric Seidel has been a director and our Vice Chairman of the Board of Directors since January 2007. Prior to that Mr. Seidel was our Chief Executive Officer and President since June 1, 2000. From January 1, 2000 through May 31, 2000, Mr. Seidel was the Chief Executive Officer and President of eAutoclaims, Inc., a privately held Delaware corporation, which merged with us. From September 1997 through December 1999, Mr. Seidel was employed as a senior executive officer of First American AMO. From August 1995 through June 1997, Mr. Seidel was a senior executive at Salex Corporation; a fleet management company serving Fortune 500 companies, where, among other responsibilities he was responsible for insurance company services. Mr. Seidel is a past president of the U.S. Junior Chamber of Commerce and currently serves as Chairman of the Upper Tampa Bay Regional (UTBR) Chamber of Commerce’s Trustee Counsel and as a member of the Executive Committee as Treasurer of the UTBR Chamber of Commerce.

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

Board of Directors Meetings

Our Board of Directors held eight (8) meetings during the fiscal year ended July 31, 2007. Each of our directors attended all eight meetings.

Audit Committee

The Audit Committee, which held four meetings during fiscal 2007 to review the three 10QSBs and one 10KSB, acts on behalf of the Board to oversee all material aspects of the Company’s reporting, control and audit functions. The Audit Committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on Company processes for the management of the business/financial risk and for compliance with significant applicable legal, ethical and regulatory requirements. In addition, the Audit Committee reviews the adequacy of internal account, financial and operating controls and reviews the Company’s financial reporting compliance procedures. From August 1, 2006 through May 31, 2007 Mr. Pennington was Chairman of the Audit Committee and served with Mr. Korge and Mr. Dickson. From June 1, 2007 through the end of the fiscal year Mr. Pennington was Chairman of the Audit Committee and served with Mr. Lewis and Mr. Korge. None of our Audit Committee members is a financial expert as defined under Item 401(h) of Regulations S-B. However, currently all Audit Committee members are not part of the Company’s management. We are an OTC:BB issuer and, accordingly, are not currently required to have a financial expert on our board.

Compensation Committee

The Compensation Committee, which held two meetings during fiscal 2007 to review compensation issues, sets policy for compensation of all senior management and directors. From August 1, 2005 through May 31, 2007 Mr. Trbovich Jr. served as the Chairman of the Compensation Committee and served with Mr. Dickson and Mr. Korge. From June 1, 2007 through the end of the fiscal year Mr. Seidel was Chairman of the Compensation Committee and served with Mr. Lewis and Mr. Korge. See “Board Compensation Committee Report on Executive Compensation.”

Nominating Committee

We do not currently have a standing nominating committee of the Board of Directors. The entire board of directors acts as the nominating committee.

Code of Ethics

We have adopted a “Code of Business Conduct and Ethics” that applies to all eAutoclaims employees and Board of Directors, including our principal executive officer and principal financial officer, or persons performing similar functions. We have posted the Code of Business Conduct and Ethics and related amendments or waivers, if any, on our website at www.eautoclaims.com. Information contained on our website is not a part of this report. Copies of our Code of Business Conduct and Ethics will be provided free of charge upon written request to eAutoclaims, Inc., 110 East Douglas Road, Oldsmar, Florida 34677, attention: Larry Colton.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the Forms 3, 4 and 5 filed during fiscal 2007 the registrant reasonably believes, except as described below, that each person who, at any time during the current fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock filed the appropriate form on a timely basis with respect to changes in such owner’s beneficial ownership of our common stock. Mr. Mattingly was delinquent in his Form 4 filing regarding the sale of 7,500 shares of common stock that occurred on or about December 19, 2006.

ITEM 10.	EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued by us for the fiscal years ended July 31, 2007 and 2006 to or for the account of: a) our Chief Executive Officer, b) each of our two (if applicable) most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose salary and bonus exceeded $100,000 per year or c) any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year (collectively , the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (6)	Option Awards ($) (4)	All Other Compensation ($)	Total ($)
Jeffrey D. Dickson (1)	2007	119,297	—	29,750	468	6,250	155,765
President and CEO
			—			—
Eric Seidel (2) (3)	2007	124,558	—	—		61,469	186,027
President and CEO	2006	182,974	—	310,000	—	12,000	504,974

Larry Colton (5)	2007	122,328	—	7,800	—	4,800	134,928
CFO	2006	100,932		38,100		—	139,032

(1)

Mr. Dickson became CEO in January, 2007. From August 2006 until January 2007, he was Chairman of the Board. The Stock Award of $29,750 and the Option Award of $468 were compensation Mr. Dickson received while serving in the capacity of Chairman of the Board. All Other Compensation represents a monthly $750 auto allowance and a monthly $1,000 personal allowance paid to him after becoming CEO.

(2)

Mr. Seidel was CEO from August, 2006 until January 2007, after which he became Vice Chairman of the Board of Directors. Mr. Seidel will receive his annual salary of $170,000 through April, 2008 according to the terms of his employment agreement.

(3)

All Other Compensation for 2007 represents $45,769 paid to Mr. Seidel after April 2007 according to the terms of his employment agreement and $15,700 which represents a $750 monthly auto allowance and a $1,000 monthly personal allowance paid while he was CEO.

(4)

Represents the stock-based compensation recognized in fiscal 2007 in accordance with SFAS No. 123(R). Option awards are valued at the fair value on the grant date using the Black-Scholes model. Assumptions made in the valuation of options are discussed in Note 2 to the financial statements.

(5)	All Other Compensation represents a $400 monthly auto allowance.
(6)	Stock awards for Mr. Seidel and Mr. Colton were paid in accordance with their employment agreements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended July 31, 2007.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
J. Dickson	200,000	—	—	0.01	4/09/2011	—	—	—	—
	12,500	—	—	0.30	1/31/2011	—	—	—	—
	12,500	—	—	0.27	4/28/2011	—	—	—	—
	12,500	—	—	0.16	7/31/2011	—	—	—	—
	12,500	—	—	0.15	10/31/2011	—	—	—	—

E. Seidel	40,000	—	—	0.10	12/21/2007	—	—	—	—
	50,000	—	—	0.15	4/07/2008	—	—	—	—
	25,000	—		0.21	5/16/2008
	25,000	—	—	0.39	6/15/2008
	25,000	—	—	0.50	7/25/2003
	25,000	—	—	0.32	9/26/2008
	25,000	—	—	0.35	11/01/2008
	25,000	—	—	0.32	11/15/2008

L. Colton	20,000	—	—	0.15	12/21/2007	—	—	—	—
						—	—	—	—

DIRECTOR COMPENSATION

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended July 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Austin Lewis (2)		38,000	662			115,507	154,169

Christopher Korge		44,000	662				44,662

John Pennington		44,000	386				44,662

Nicholas Trbovich Jr. (1)		39,250	662				39,912

(1)	Mr. Trbovich resigned as Director in May, 2007
(2)	Mr. Lewis received $30,000 paid in stock upon becoming Chairman of the Board in January, 2007 plus $85,507 paid in stock for consulting services rendered throughout the fiscal year 2007
(3)

Option awards are the amount recognized in fiscal year 2007 as computed in accordance with SFAS123(R). Option awards are valued at the fair value on the grant date using the Black-Scholes model. Assumptions made in the valuation of options are discussed in Note 2 to the financial statements.

NARRATIVE DISCLOSURE TO DIRECTOR COMPENSATION TABLE

Our outside Directors were paid an annual retainer of $25,000 each during the fiscal year ended July 31, 2007. All of the Directors receiving retainers were paid in Company Stock for these retainers. In addition, each Director was entitled to $1,250 worth of Common Stock to be issued on a quarterly basis at the fair market value as of the end of each quarter. The outside Directors and Chairman of the Board also receive $6,000 per year for attending board meetings and $4,000 per year for attending committee meetings. The committee fee is raised from $4,000 to $8,000 per year, if they are the Chairperson of the committee. All of these fees were paid in Company Stock. If the Directors do not attend one or more committee or board meetings, their compensation is reduced accordingly.

The outside Directors and Chairman of the Board are also compensated with stock options at various points throughout the year. All these options have an exercise price set at the fair market value of the stock on the date of the granting of the option. The options vest after one year and have a term of five years. For the fiscal year ended July 31, 2007, the outside Directors and Chairman of the Board received 12,500 options each quarter, which were issued on October 31, 2006, January 31, 2007, April 30, 2007 and July 31, 2007 at exercise prices of $0.15, $0.16, $0.13 and $0.16, respectively.

Employment Contracts and Other Arrangements

In April 2007 the Company entered into a new eighteen month employment agreement with its President and Chief Executive Officer. The agreement specifies an annual base salary of $150,000, and, if the Company generates positive cumulative EBITDA of greater than $50,000 for any three consecutive months, the base salary will be increased to $200,000. The CEO will be entitled to receive quarterly bonus compensation in an amount approved by the Company’s Board of Directors based upon the performance criteria as may be established by the Compensation Committee from time to time. Such bonuses, which at no time may be less than 3% of the Company’s EBITDA as computed under GAAP, may be paid in cash or issued in shares of the Company’s common stock as elected by the CEO. The CEO shall also be entitled to receive an option to purchase 25,000 shares of the Company’s common stock, exercisable at the fair market price, for each month the Company has net income of a minimum of $10,000 as computed in accordance with GAAP. These options vest over the remaining term of the employment agreement. The CEO is entitled to a $750 per month automobile allowance and a $1000 per month personal allowance. If the CEO’s employment is terminated for any reason other than “cause”, the CEO will receive a lump sum payment equal to one (1) times the current base salary. If the CEO’s employment is terminated by the Company after a Change of Control, the CEO will receive a lump-sum payment equal to 2.99 times the current base salary.

In March 2007 the Company entered into a twenty-four month employment agreement with its Chief Financial Officer, Mr. Larry Colton. Mr. Colton currently receives a base salary of $125,000 and a $400 monthly automobile allowance. If his contract is not renewed he will receive a severance package equal to nine months of his annual compensation.

Change of Control Shares

On March 27, 2003, as part of an employee and board member retention program the Board of Directors voted to grant certain employees a total of 2,000,000 shares of our common stock or equivalent consideration thereof and the current and future board members 1,000,000 common shares if there is a change in control of greater than 50% ownership of the Company or a sale of all or substantially all its assets. Only those employees and board members employed or on the board at the time of the change will participate in the compensation.

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

Cash Performance Awards. Management believes that cash performance awards, such as bonuses, should be tied to achievement of performance goals established by the committee. On June 2, 2003 the board approved a bonus plan based on achieving certain levels of profitability. If the management team achieves earnings per share of $0.01 to $0.10 per share then current senior managers will split a total bonus pool ranging from $10,000 to $100,000 based on the level of profitability. The computation was tied to profitability to directly tie the employee bonuses to goals that will enhance shareholder value.

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

Compensation for the Chief Executive Officer. Mr. Dickson’s base salary for the fiscal year 2007 was determined by the employment agreement with Mr. Dickson which began in April 2007. The Compensation Committee believes that the employment agreement terms are in a manner consistent with the factors described above for all executive officers.

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

During the fiscal year ended July 31, 2007 we did not issue any options to employees in accordance with the 1998 Plan. The Board members were issued 200,000 options in accordance with the Board compensation plan. All of these options are subject to vesting and are exercised at the current market price of our stock as of the date of issuance.

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

As of July 31, 2007, we have issued, or reserved for issuance, 16,723,961 shares of our Common Stock relating to outstanding options and warrants which are categorized as follows:

Options issued to Directors	927,500	(1)

Options issued to Chief Executive Officer	250,000	(2)

Options issued in connection with acquisition of PEC	130,000	(3)

Options issued to Employees	722,848	(4)

Options issued to Consultants	21,429	(5)

Warrants relating to debentures	1,150,000	(6)

Warrants relating to private placement	11,435,309	(7)

Placement Agent warrants	2,086,875	(8)

Total	16,723,961

(1)	The options issued to our directors have strike prices ranging from $0.10 to $0.50 and are exercisable through July 31, 2012.

(2)	Mr. Dickson currently owns the following options with the following terms:

# of Options	Strike Price	# Vested	Expiration Date
200,000	$0.01	200,000	09/18/06
12,500	$0.30	12,500	03/27/07
12,500	$0.27	12,500	12/21/07
12,500	$0.16	12,500	04/07/08
12,500	$0.15	0	05/16/08

250,000		237,500

During fiscal year ended July 31, 2007, Mr. Dickson did not exercise any options and no options were canceled or expired. See “Executive Compensation” and “Directors and Executive Officers – Employment Contracts and Other Matters”.

(3)	65,000 options immediately exercisable at $2.00 per share were issued to each of Randall K. Wright and Reed Mattingly.

(4)	Represents options issued to our employees at exercise prices ranging from $0.01 to $0.32. All of these options are currently exercisable.

(5)	21,429 options with a 5 year term were given to a public relations consultant with an exercise price of $0.49 per share

(6)	Represents warrants issued to the agents of the debenture investors, exercisable at a price range of $0.16 to $0.63 per share, with a term of 10 years.

(7)	Represents warrants issued to purchasers of common stock with an exercise price of between $0.16 and $0.30 per share, with a term of between 2 and 3 years.

(8)	Represents 1,391,250 placement agent warrants to purchase a unit for $0.16. Each unit consists of one share of stock and one-half warrant to purchase another share of stock at $0.30.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information with respect to the beneficial ownership of our Common Stock as of July 31, 2007, by:

•	each person who we know beneficially owns more than 5% of our Common Stock;
•	each of our directors and each individual who serve as our named executive officers individually; and
•	all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage(2)
Jeffrey D Dickson (5)	1,983,513	2.12%
Larry Colton (4)	135,017	0.14%
Eric Seidel (3)	1,808,375	1.93%
Christopher Korge (6)	7,177,696	7.66%
John K. Pennington (7)	655,098	0.70%
Canadian Advantage Limited Partnership (8)	2,991,504	3.19%
Advantage (Bermuda) Fund, Ltd. (9)	1,106,447	1.18%
William Lewis (10)	27,085,495	28.90%

Directors and officers as a group (6 persons) (11)	42,943,145	45.81%

(1)

Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless otherwise noted, each such person is deemed to be the beneficial owner of shares of Common Stock held by such person on July 31, 2007, and any shares of Common Stock which such person has the right to acquire pursuant to securities exercisable or exchangeable for, or convertible into, Common Stock, within 60 days from such date. The address of each beneficial owner is in care of the Company, 110 East Douglas Rd, Oldsmar, Florida 34677.

(2)

Based on 93,736,071 shares of Common Stock outstanding at the close of business on July 31, 2007. Excludes: (i) shares currently issuable pursuant to outstanding options issued under Stock Option Plan; (ii ) shares issuable upon exercise of other outstanding warrants; and (iii) shares of our Common Stock issuable upon conversion of outstanding convertible notes. This amount excludes shares reserved for outstanding options and warrants. 1,000,000 warrants issued to Mr. Korge were included (see note 6 below).

(3)

Mr. Seidel was issued (i) 400,000 shares of our Common Stock as founder shares, (ii) He acquired 12,341 in open market purchases and, (iii) exercised 1,640,004 of options granted to him by the company, (iv) he subsequently gave up 104,753 in a divorce and sold another 1,230,000 shares, (v) The acquisition of 850,783 shares pursuant to the terms of his employment agreement, (vi) vested options to acquire 240,000 common shares at exercise prices between $0.10 and $0.69.

(4)

Mr. Colton’s ownership represents, (i) 62,517 common shares acquired through exercising options at $.01 per share, and (ii) 52,500 shares acquired pursuant to the terms of his employment agreement, and (iii) vested options to acquire up to 20,000 common shares at an exercise price of $0.15 See “Executive Compensation – Employment Contracts and Other Matters”.

(5)

Mr. Dickson’s ownership includes (i) 10,000 shares of our Common Stock issued as founder shares, (ii) 17,504 shares acquired in the open market, (iii) 1,338,509 shares issued to him for his service on the board, (iv) the sale of 320,000 shares (v) the exercise of options to acquire 700,000 shares at an exercise price of $0.01; (vi) options to acquire up to 200,000 shares of our Common Stock at $0.01 and (vii) options to acquire 37,500 shares at exercise prices between $0.16 and $0.30. This amount excludes options to acquire up to 12,500 common shares at an exercise price of $0.15 that vest in October 2007.

(6)

Mr. Korge’s ownership consists of (i) 488,090 common shares relating to the conversion of $300,000 of our convertible debentures, which matured on September 30, 2001 at a conversion price of $0.63, (ii) 835,827 shares issued to him for his service on the board, (iii) 15,000 shares that he purchased on the open market, (iv) 107,527 shares purchased from the Company in August 2003, (v) warrants to acquire up to 1,000,000 shares of our Common Stock at a conversion price of $0.16 in connection with the issuance of our convertible debentures in 2001, (vi) 892,857 shares of our Common Stock issued in June 2004 in exchange of a convertible debenture (vii) 892,858 shares of our Common Stock issued as a result of the Company not meeting certain claims volume targets in March and August 2005, (viii) 1,785,715 shares of our Common Stock acquired as a result of the exercising of $0.16 warrants in March 2006, (ix) 625,000 shares acquired as a result of exercising warrants; (x) 22,322 warrants to purchase shares of the Company Stock as part of a warrant exercise program. The warrants are for three years and have a conversion price of $0.30; (xi) 312,500 warrants to purchase shares of the Company stock as a part of a warrant exercise program. The warrants are for three years and have a conversion price of $0.16 and (xii) options to acquire 200,000 shares at exercise prices between $0.13 and $0.45 for services as a director. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.13 to $0.16, which vest through July 31, 2008.

(7)

Mr. Pennington’s ownership represents (i) 567,598 shares issued to him for his service on the board and (ii) options to acquire 87,500 shares at exercise prices between $0.14 and $0.30. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.13 to $0.16, which vest through July 31, 2008.

(8)	Represents 2,991,504 shares as reported on a Schedule 13D on or about July 31, 2007. John Pennington has investment decision-making authority for this entity.

(9)	Represents 1,106,447 shares as reported on a Schedule 13D on or about July 31, 2007. John Pennington has investment decision-making authority for this entity.

(10)

Mr. Lewis’ ownership consists of (i) 4,000,000 shares purchased from the Company in January, 2005, (ii) 9,696,815 shares purchased on the open market, (iii) 1,346,422 shares purchased from a third party investor in July, 2005 as a result of that investor’s conversion of their preferred stock, (iv) 447,300 shares issued to him for his service on the Company’s Board of Directors, to which he was elected in May, 2006 (v) 1,875,000 shares acquired as a result of exercising warrants on April 30, 2007, (vi) 534,420 shares issued to him for consulting services provided to the Company in June 2007 (vii) 5,615,358 shares acquired as a result of exercising warrants in June 2007 as part of a warrant exercise program (viii) 3,557,680 warrants acquired as part of a June 2007 warrant exercise program. The warrants are for 2 years and have an exercise price of $0.16, (ix) options to acquire 12,500 shares at an exercise price of $0.16 for services as a director. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.13 to $0.16, which vest through July 2008.

(11)

Includes outstanding options and warrants to acquire up to 5,852,502 shares of our Common Stock issued to our officers and directors, which are currently exercisable. The total shares include 2,991,504 from Canadian Advantage Limited Partnership and 1,106,447 from Advantage (Bermuda) Fund Ltd for which Mr. Pennington has investment decision-making authority. Mr. Pennington disclaims beneficial ownership of these shares.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In January 2007, Mr. Jeffrey D. Dickson became President and CEO of eAutoclaims, Inc. Prior to January, Mr. Dickson was the Chairman of the Board of Directors of eAutoclaims, a position he held since December, 1999. During the time Mr. Dickson was Chairman of the Board, in addition to his board duties, Mr. Dickson agreed to provide Mr. Seidel, the then Chief Executive Officer, day-to-day advisory services concerning management, capitalization, corporate structure, organizational, industrial and regulatory issues, for which he was paid a fee according to the terms of the consulting agreement.

As part of this agreement, Mr. Dickson was entitled to a non-interest bearing $126,500 line of credit that was originally established in fiscal year 2000. No borrowings were made subsequent to September 2002 or will be made in the future under this line of credit. As of July 31, 2006, the loan balance has been paid in full.

In June 2005 Mr. Dickson and the Company terminated the consulting arrangement described above. We subsequently entered into an agreement with a firm, which Mr. Dickson is associated with, to perform basically the same services as were being performed under the previous agreement. We paid an annual fee of $74,100, payable every two weeks, to this firm. This agreement was replaced with an employment contract effective April 1, 2007 upon Mr. Dickson becoming CEO. Also in April, 2007 Mr. Eric Seidel, the previous CEO, became Vice Chairman of the Board. Mr. Seidel will receive his annual salary, per the terms of his employment agreement, for the next twelve months.

Board of Director Independence

Our Board currently consists of five members, three of whom (Mr. Lewis, Mr. Korge and Mr. Pennington) are non-employee members that the Board has determined satisfies applicable Nasdaq standards for independence. Reference is made to Item 9 of Part III of this Report on Form 10-KSB for additional information about our Board and Board Committees.

ITEM 13.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description

1.1	[Reserved]
1.2	[Reserved]
3.1	Articles of Incorporation of Samuel Hamann Graphix, Inc. (Nevada) as amended (1)
3.2	Articles of Merger between Samuel Hamann Graphix, Inc. (Nevada) and Samuel Hamann Graphix, Inc. (California) (1)
3.3	By-laws of Transformation Processing Inc. (Nevada).(1)
3.4	Articles of Merger between of TPI (Ontario) and TPI (Nevada) (1)
3.5	Agreement and Plan of Merger by and between Transformation Processing, Inc. and eAutoclaims.com, Inc., dated April 26, 2000 (3)
3.6	Articles of Merger of eAutoclaims.com, Inc., a Delaware corporation with and into Transformation Processing, Inc., a Nevada corporation (5)
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

3.10	Promissory Note dated June 27, 2000 between eAutoclaims.com, Inc. and Randal K. Wright and S. Reed Mattingly (2)
3.11	Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc. and Randal K. Wright (2)
3.12.1	Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc. and S. Reed Mattingly (2)
3.12.2	Articles of Amendment to Articles of Incorporation increasing number of authorized shares from 50 million to 100 million and name modification. (12)
4.1	Specimen of Common Stock Certificate (1)
4.2	[Reserved]
4.3	[Reserved]
4.4	The Registrants 1998 Stock Option Plan (4)
4.5	[Reserved]
4.6	Form of Stock Option Agreement to Employees (6)
4.7	Form of Directors Stock Option Agreement (6)
4.8	Form of Non-Qualified Stock Option Agreement (6)
5.1	[Reserved]
10.1	Employment Agreement between eAutoclaims.com, Inc. and Eric Seidel dated February 1, 2000 (5)(9)
10.2	Employment Agreement between eAutoclaims.com, Inc. and Randal K. Wright dated July 1, 2000 (2)(9)
10.3	Employment Agreement between eAutoclaims.com, Inc. and S. Reed Mattingly dated July 1, 2000 (2)(9)
10.4	Employment Agreement between eAutoclaims.com, Inc. and M. Scott Moore dated August 14, 2000 (5)(9)
10.5	Employment Agreement between eAutoclaims.com, Inc. and Gaver Powers dated April 13, 2000 (5) (9)
10.6	Consulting Agreement between eAutoclaims.com, Inc. and Jeffrey D. Dickson dated December 1, 1999 (5)
10.7	Consulting Agreement between eAutoclaims.com, Inc. and Liviakis Financial Communications, Inc. dated February 1, 2000 (5)(9)
10.8	Amendment No. 1 to Consulting Agreement between eAutoclaims.com, Inc. and Liviakis Financial Communications, Inc. dated September 18, 2000 (5)(9)
10.9	Lease Agreement between eAutoclaims.com, Inc. and KWPH, Inc., dated October 17, 2000 (5)(9)
10.10	Service Agreement between eAutoclaims.com, Inc. and WE Securities, Inc. dated August 8, 2000 (5)(9)
10.11	Business Consulting Agreement between eAutoclaims.com, Inc. and TTG LLC dated September 8, 2000 (5)(9)
10.12	Commercial lease dated October 12, 1998 between Premier Express Claims, Inc. and Stephenson Park Associates Limited (5)(9)
10.13	[Reserved]
10.14	Certificate of Full Performance of Proposal – Form 46 filed by BDO Dunwoody Limited – Trustee dated May 8, 2000 (5)
10.15	Order of the Superior Court of Justice in the Matter of the Proposal of Transformation Processing, Inc. dated November 25, 1999 (5)
10.16	Proposal of Transformation Processing, Inc. – Court File No. 32-107046 filed in the Superior Court of Justice dated October 14, 1999 (5)
10.17	Share Exchange Agreement between Transformation Processing, Inc. and certain of its securities holders dated April 30, 2000 (5)
10.18	[Reserved]
10.19	Securities Purchase Agreement effective June 27, 2000 between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (5)
10.20	Certificate of Rights, Designations, Preferences and Limitations of Series A Convertible Preferred Stock (5)
10.21	Security Agreement between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (5)
10.22	Form of Purchasers Warrant (5)
10.23	Form of Agents Warrant (5)
10.24	Registration Rights Agreement (5)
10.25	eAutoclaims.com, Inc. Agreement with Certain Securities Holders effective May 31, 2000 (5)
10.26	eAutoclaims.com, Inc. Agreement with Sovereign Partners, Ltd. effective May 31, 2000 (5)
10.27	eAutoclaims.com, Inc. Agreement with Dominium Capital Fund (5)
10.28	Form of Master Modification Agreement with Certain Security Holders dated January 12, 2001(6)
10.29	Restated master Modification Agreement dated May 2001
10.30	Modification agreement dated November 2001 superseding the original Modification Agreement dated January 12, 2001 and the Restated Modification Agreement dated May 2001
10.31	Form of Bricks to Clicks Service and License Agreement (6)
10.32	Form of Collision Repair Facility Agreement and Procedures (6)
10.33	Form of Change of Control and Termination Agreement (6)

10.34	Form of Officers/Directors Indemnification Agreement (6)
10.35	Bricks to Clicks Service and Licensing Agreement with Inspire Claims Management, Inc., dated November 1, 2000(6)(9)
10.36	Lease Agreement for 110 East Douglas Road dated September 2001 (6)
10.37	Form of Employee Confidentiality Agreement (6)
10.38	Letter Agreement with Liviakis Financial Communications, Inc. (6)
10.39	Letter Agreement with Former Liviakis Financial Communications, Inc. Employees (6)
10.40	Claims Management Services and License Agreement with Royal Indemnity Company, dated April 24, 2001(6)
10.41	Amended and Restated Employment Agreement with Eric Seidel effective May 21, 2001 (6)(9)
10.42	Form of Amendment to Certificate of Designation, Rights and Preferences of Series A Preferred Stock effective May 21, 2002 (7)
10.43	Agreement between Parts.com, Inc. and the Registrant effective May 1, 2001(6)
10.44	Form of Convertible Debenture (6)
10.45	Form of Warrants issued in connection with Convertible Debentures (6)
10.46	Form of Subscription Agreement for purchasers of Convertible Debentures (6)
10.47	Amended and Restated Employment Agreement with Eric Seidel, dated March 27, 2003 (9)
10.48	Employment Agreement with Scott Moore, effective April 25, 2003 (10)
10.49	Employment Agreement with Reed Mattingly, effective May 1, 2003 (9)
10.50	Employment Agreement with Dave Mattingly, effective May 1, 2003 (9)
10.51	Employment Agreement with Stacy Adams, effective May 1, 2003 (9)
10.52	Agreement by and between eAutoclaims.com, Inc. and Governor’s Road, LLC, effective October 23, 2003 (11)
10.53	Form of Amendment to Certificate of Rights, Designation and Preferences of Series A Preferred Stock, filed with the Nevada Secretary of State on November 20, 2003 (11)
10.54	Letter Agreement with Noble International Investments, Inc., dated April 22, 2004 (11)
10.55	Registration Rights Agreement relating to April/May 2004 Unit Offering (11)
10.56	Form of Common Stock Purchase Warrant relating to April/May 2004 Unit Offering (11)
10.57	Form of $250,000 Convertible Note and Related Matters with Christopher Korge, dated May ----, 2004 (11)
10.58	Form of Common Stock Purchase Warrant issued to Christopher Korge dated May----, 2004 (11)
10.59	Agreement with ADP Claims Solution Group, Inc. dated March 9, 2004 (11)
10.60	Employment Agreement with Eric Seidel, effective April 30, 2005 (13)
10.61	Employment Agreement with Larry Colton, effective May 1, 2005 (10)
10.62	Employment Agreement with Reed Mattingly, effective May 1, 2005 (10)
10.63	Employment Agreement with Dave Mattingly, effective May 1, 2005 (13)
10.64	Employment Agreement with Stacy Adams, effective May 1, 2005 (10)
10.65	Agreement for conversion of Convertible Preferred Stock, dated July 21, 2005 (13)
10.66	Building Lease (14)
10.67	PEO Contract (14)
10.68	Form of Warrant Exercise Term Sheet (15)
10.69	Form of Subscription Agreement (15)
10.70	Form of Registration Rights Agreement (15)
10.71	Form of Common Stock Purchase Warrant (15)
10.72	Letter Agreement with Noble International Investments, Inc (15)
10.73	Letter Of Intent with Fireman’s Fund Insurance Company, dated October 16, 2006 (16)
10.74	Employment Agreement with Jeffrey Dickson, effective April 1, 2007 (17)
10.75	Employment Agreement with Larry Colton, effective March 1, 2007 (17)
10.76	Employment Agreement with Don Thomas, effective January 8, 2007 (17)
10.77	Securities Purchase Agreement (18)
31	Certificates of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certificates pursuant to Section 1350 pursuant to Section 906 of Sarbanes-Oxley Note of 2002*
99.1	Code of Ethics (12)

(1)	Incorporated by reference from the Registrant’s Form 10-SB filed on March 12, 1998 and amended on August 31, 1998 and October 22, 1998
(2)	Incorporated by reference from the Registrant’s Form 8-K filed on July 25, 2000
(3)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 1999
(4)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 1998
(5)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 2000
(6)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 2001
(7)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 2002
(8)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 2003
(9)	This Employment Agreement has been superseded by a new employment agreement filed herewith. See (10)
(10)	Terminated, no longer in effect
(11)	Incorporated by reference from the Registrant’s Form S-1 Registration Statement File No. 333-122975
(12)	Incorporated by reference from the Registrant’s Form 10-K for fiscal year ended July 31, 2004
(13)	Incorporated by reference from the Registrant’s Form 10-K for fiscal year ended July 31, 2005
(14)	Incorporated by reference from the Registrant’s Form S-1 Registration Statement File No. 333-133329
(15)	Incorporated by reference from the Registrant’s Form 8-K filed on March 22, 2006
(16)	Incorporated by reference from the Registrant’s Form 8-K filed on October 16, 2006
(17)	Incorporated by reference from the Registrant’s Form 8-K filed on April 24, 2007
(18)	Incorporated by reference from the Registrant’s Form 10-QSB filed on June 12, 2007
*	Filed herewith

(b)	Reports on Form 8-K

Item 5.02 – Appointment of CEO and Chairman of the Board, dated January 16, 2007.

Items 5.02/9.01 – Executive Officer employment agreements, dated April 24, 2007.

Item 4.02 – Regarding restatement of fiscal year 2006 financial statements, dated May 14, 2007.

Item 5.02 – Resignation of Director, dated June 4, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Compensation of Auditors

Audit Fees. Goldstein Golub Kessler LLP billed the Company an aggregate of $96,500 in fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for the fiscal year ended July 31, 2006 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-QSB during the fiscal year ended July 31, 2007. Audit Fees were $92,500 for services rendered in connection with the audit of the Company’s financials statements for the fiscal year ended July 31, 2005 and the reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during the fiscal year ended July 31, 2006.

Financial Information Systems Design and Implementation Fees. Goldstein Golub Kessler LLP did not provide the Company any professional services for financial information systems design or implementation for the fiscal years ended July 31, 2007 and 2006.

All Other Fees. Goldstein Golub Kessler LLP billed the Company fees and expenses during the years ended July 31, 2007 and 2006, primarily for the following professional services:

	2007		2006
Audit related services	$2,682	(1)	$9,016	(1)
All Other Fees-Sarbanes Oxley	$0		$0
Taxes	$0		$0

	$2,682		$9,016

(1)	Audit related services include the review of Form S-1 related to the Company’s registration statement and related offerings and accounting advice.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Oldsmar, State of Florida, on the 8th day of November 2007.

EAUTOCLAIMS,INC.
BY:	/s/ Jeffrey Dickson
Jeffrey Dickson President and Chief Executive Officer

/s/ Larry Colton
Larry Colton Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jeffrey Dickson	President, Chief Executive	November 8, 2007
Jeffrey Dickson	Officer and Director

/s/ William Austin Lewis IV	Chairman	November 8, 2007
William Austin Lewis IV

/s/ Eric Seidel	Vice Chairman	November 8, 2007
Eric Seidel

/s/ John K. Pennington	Director	November 8, 2007
John K. Pennington

/s/ Christopher Korge	Director	November 8, 2007
Christopher Korge

EAUTOCLAIMS, INC.

FINANCIAL STATEMENTS

JULY 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

eAutoclaims, Inc.

We have audited the accompanying balance sheets of eAutoclaims, Inc. as of July 31, 2007 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for each of the two years in the period ended July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eAutoclaims, Inc. as of July 31, 2007 and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

November 6, 2007

EAUTOCLAIMS, INC.

BALANCE SHEET

July 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$795,047

Accounts receivable, less allowance for doubtful accounts of $50,000	259,341
Prepaid expenses and other current assets	88,415
Total current assets	1,142,803

Property and equipment, net of accumulated depreciation	846,340
Restricted cash	730,000
Goodwill	1,093,843

Other assets	35,800

Deferred income tax asset, net of valuation allowance of $10,903,000
Total Assets	$3,848,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, advanced payments and accrued expenses	$2,061,060
Notes payable, net of unamortized discount	546,289
Current portion of capital lease obligation	114,988
Current portion of deferred gain on building sale	108,135
Total current liabilities	2,830,472

Deferred gain on building sale, net of current portion	477,599
Capital lease obligation	198,924
Total liabilities	3,506,995

Stockholders’ Equity

Convertible preferred stock - $.001 par value; authorized 5,000,000 shares, No shares outstanding
Common stock - $.001 par value; authorized 150,000,000 shares, issued and outstanding 93,736,071 shares	93,736
Additional paid-in capital	30,739,288
Accumulated deficit	(30,444,051)
Treasury Stock, at cost, 238,536 shares	(47,182)
Stockholders’ Equity	341,791
Total Liabilities and Stockholders’ Equity	$3,848,786

EAUTOCLAIMS, INC.

STATEMENTS OF OPERATIONS

Year Ended July 31	2007	2006
Revenue:
Collision repairs management	$9,017,872	$11,189,186
Fleet repairs management	901,643	916,741
Fees and other revenue	1,871,478	2,757,811

Total revenue	11,790,993	14,863,738

Expenses:
Claims processing charges	8,115,161	10,178,094
Selling, general and administrative	5,544,234	6,532,363
Depreciation and amortization	454,772	459,133
Total expenses	14,114,167	17,169,590
Gain on Contract Termination	1,944,637
Net loss	$(378,537)	$(2,305,852)

Adjustment to net loss to compute loss per common share:
Preferred stock dividends
Dividend to unit holders		(557,833)
Net loss applicable to common stock	$(378,537)	$(2,863,685)

Loss per common share-basic and diluted	$(0.00)	$(0.04)

Weighted-average number of common shares outstanding-basic and diluted	83,713,683	70,822,785

EAUTOCLAIMS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Years Ended July 31, 2007 and 2006

	Common Stock		Additional Paid-in	Accumulated		Stockholders’
	Shares	Amount	Capital	Deficit	Treasury Stock	(Deficiency) Equity

Balance at July 31, 2005	59,488,026	59,488	25,081,358	(27,192,829)		(2,051,983)

Issuance of common stock upon exercise of options	1,203,437	1,202	19,847			21,049

Issuance of common stock for interest	5,651	6	898			904

Issuance of common stock for services	3,358,876	3,359	791,190			794,549

Dividends issued to unit holders in the form of warrants and shares	2,162,860	2,163	555,670	(557,833)		0

Issuance of common stock upon exercise of warrants	12,412,505	12,413	1,908,491	0		1,920,904

Purchase of Treasury Stock					(31,625)	(31,625)

Conversion of convertible note to equity	1,718,750	1,719	273,281	0		275,000

Issuance of warrants in conjunction with note payable			9,000	(9,000)		0

Issuance of common stock in conjunction with building transaction	400,000	400	115,600			116,000

Vesting of options granted to employees			33,841			33,841

Net loss				(2,305,852)		(2,305,852)

Balance at July 31, 2006	80,750,105	80,750	28,789,176	(30,065,514)	(31,625)	(1,227,213)

Issuance of common stock upon exercise of options	344,370	344	4,110			4,454

Issuance of common stock upon exercise of warrants	9,895,488	9,896	1,458,561			1,468,457

Warrants issued on exercise program			45,889			45,889

Warrants issued with note payable			5,156			5,156

Purchase of Treasury Stock					(15,557)	(15,557)

Issuance of common stock for services	2,746,108	2,746	417,634			420,380

Vesting of options granted to employees			18,762			18,762

Net loss				(378,537)		(378,537)

Balance at July 31, 2007	93,736,071	93,736	30,739,288	(30,444,051)	(47,182)	341,791

EAUTOCLAIMS, INC.

STATEMENTS OF CASH FLOWS

Year Ended July 31	2007	2006
Cash flows from operating activities:
Net loss	$(378,537)	$(2,305,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	454,772	459,133
Common stock issued for services	420,380	794,549
Common stock issued for interest		904
Recognition of deferred gain on building sale	(108,130)	(63,079)
Bad debts	(120,000)	(38,000)
Gain on contract termination	(1,944,637)
Amoritization of debt discount	1,445
Non-cash compensation expense	45,889
Vesting of options granted to employees	18,762	33,841
Changes in operating assets and liabilities
Accounts receivable	422,362	218,534
Prepaid expenses and other assets	(13,737)	6,921
Accounts payable, advance payments and accrued expenses	(367,466)	(328,320)
Net cash used in operating activities	(1,568,897)	(1,221,369)

Cash flows from investing activities:
Purchases of property and equipment	(325,408)	(254,318)
Proceeds from sale of building		869,634
Change in restricted cash	(730,000)
Proceeds from related parties		6,231

Net cash (used in) provided by investing activities	(1,055,408)	621,547

Cash flows from financing activities:
Proceeds from exercise of warrants	1,468,457	1,920,904
Proceeds from notes payable	550,000
Proceeds from exercise of options	4,454	21,049
Purchase of treasury stock	(15,557)	(31,625)
Principal payments on capital lease	(112,241)	(92,547)
Net cash provided by financing activities	1,895,113	1,817,781

Net (decrease) increase in cash and cash equivalents	(729,192)	1,217,959

Cash and cash equivalents at beginning of period	1,524,239	306,280

Cash and cash equivalents at end of period	$795,047	$1,524,239

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$49,519	$43,351

Supplemental disclosure of noncash investing and financing activities:
Conversion of debentures to common stock		$275,000
Equipment acquired by capital lease	$303,512	$19,567
Fair value of warrants issued in conjunction with bridge loan		$9,000
Shares and warrants issued to unit holders		$557,833
Shares issued in conjunction with building acquisition		$116,000
Discount on notes payable relating to warrants	$5,156

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	THE BUSINESS AND BASIS OF PRESENTATION

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

In addition, the Company has secured a commitment from a majority shareholder, the Chairman of the Board of Directors, to purchase $2,000,000 of the Company’s common stock if the Company needs additional financing.

Revenue Recognition

The Company derives revenue primarily from collision repairs, glass repairs and fleet repairs. Revenue is recognized when an agreement between the Company and its customer exists, the repair services have been completed, the Company’s revenue is fixed and determinable and collection is reasonably assured.

The Company records revenue gross for collision and fleet repairs and for certain glass repairs. This occurs when the Company is the primary obligor in its arrangements, the Company has latitude in establishing price, the Company controls what services are provided and where the services will take place, the Company has discretion in supplier selection, the Company is involved in the determination of product or service specifications and the Company has credit risk.

The Company records revenue net of repair costs for certain glass repairs. Revenue is recorded net when situations occur whereby the supplier (not the Company) is the primary obligor in an arrangement, the amount the Company earns is fixed or the supplier (and not the Company) has credit risk.

The Company records revenue generated from a co-marketing agreement net of the repair costs because in the agreement the Company is performing a fee for service. The party to the agreement sells and markets the Company’s services to the insurance companies, who are its customers and it collects the revenue and pays the repair shop.

The Company derives revenue from the sale of estimating software to shops within the Company’s repair shop network. Since the Company only resells and does not service the estimating software, the revenue and cost of revenue from the transaction is recognized on the date of shipment.

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Accounts Receivable

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

Fair Value

The carrying value of accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of short-term maturity. The fair value of the notes payable approximate their principal amount.

Warranty

The Company provides a warranty on the repairs performed at its network shops and an accrual of $20,000 has been established as of July 31, 2007 for estimated future warranty costs. This accrual amount is reviewed periodically and adjusted as necessary based on factors including historical warranty expense and current economic trends.

Advertising Expense

The Company expenses costs for advertising as they are incurred. In the year ended July 31, 2007 and 2006 a total of $5,253 and $1,529, respectively, was expensed for advertising.

Property and Equipment

Property and equipment are stated at cost. Additions and improvements to property and equipment are capitalized. Maintenance and repairs are expensed as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. Depreciation is computed on the straight-line method over the estimated useful lives of the assets or the lease term.

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

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

Impairment

The Company identifies and records impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. At July 31, 2007, no such impairment existed.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Reclassifications

The Company has made certain reclassifications to the fiscal 2006 financial statements, as previously reported, to conform to current classification. These reclassifications did not change net loss as previously reported.

Use of Estimates in Financial Statements

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its financial statements.

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

In February, 2007 the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effects, if any, that SFAS No. 159 will have on its financial statements.

Stock Based Compensation

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

The implementation of SFAS No. 123(R) did not have a significant impact on results of operations and cash flows during the year ended July 31, 2006. No income tax benefit has been recognized in the statement of operations related to stock-based compensation expense, due to the Company fully recording a 100% valuation allowance against the related deferred tax assets.

The fair value for options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the years ended July 31, 2007 and 2006. The risk-free interest rate was derived from the U.S. Treasury yield curve in effect at the time of the grant and was assumed to be 4.55% and 4.98% for the fiscal years ended July 31, 2007 and 2006, respectively. The volatility factor was determined based on a study done on the Company by an independent securities valuation firm and the assumed market volatility was 45% for both years presented. The assumed dividend yield was 0% and an expected option life was assumed to be four years for both years presented. The assumption for the expected life is based on evaluations of historical and expected future exercise behavior.

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

In accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services”, the Company measures the fair value of the equity instruments issued to non-employees using the stock price and other measurement assumptions as of the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or the date at which the counterparty’s performance is complete.

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

3.	PER SHARE CALCULATIONS

Basic loss per share is computed as net loss available to common stockholders divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the years ended July 31, 2007 and 2006, during which the Company reported a net loss, 16,723,961 and 25,965,318 options and warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be anti-dilutive. Additionally, as of July 31, 2007 there were no convertible securities outstanding.

4.	PROPERTY AND EQUIPMENT

At July 31, 2007 property and equipment, at cost, consists of the following:

		Estimated Useful Life
Computer Equipment	$1,069,907	3 years
Software	1,585,188	3 years
Office equipment	305,221	3 to 10 years
Leasehold improvements	254,250	Term of Lease
Furniture and fixtures	89,731	7 to 10 years
	3,304,297
Less accumulated depreciation	2,457,957

	$846,340

Office equipment and software include amounts acquired under capital leases of approximately $583,000 at July 31, 2007 and $279,000 at July 31, 2006, with related accumulated depreciation of approximately $238,000 at July 31, 2007 and $152,000 at July 31, 2006, respectively.

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

5.	ACCOUNTS PAYABLE, ADVANCED PAYMENTS AND ACCRUED EXPENSES

At July 31, 2007 accounts payable, advanced payments and accrued expenses consist of the following:

Advanced payments from customers	$1,174,172
Accounts payable to repair facilities and other vendors	399,669
Accrued payroll and vacation wages	137,405
Other accrued liabilities (none in excess of 5% of current liabilities)	349,814
$2,061,060

6.	PURCHASE AND SALE OF BUILDING

During the year ended July 31, 2006, the Company completed a transaction in which it purchased its Oldsmar facility under a purchase agreement completed with the previous landlord, and immediately sold the facility to a third party. As part of the agreement to purchase the facility, the Company issued the previous landlord 400,000 shares of the Company’s common stock. The net result of the purchase and sale transaction, after deducting applicable expenses, was a gain to the Company of $756,943, which will be recognized over the term of the new seven year lease. Accordingly, in the years ended July 31, 2007 and 2006, the Company recognized gains of $108,130 and $63,079 respectively from this transaction. The new lease, which runs through December, 2012, was signed with the new owner as part of the agreement to sell the facility.

7.	RESTRICTED CASH

During the year ended July 31, 2007, the Company has placed $730,000 in a certificate of deposit as collateral for a Letter of Credit issued to satisfy a contractual requirement with a client. According to the terms of the agreement, the client has the right to draw on the Letter of Credit if the client elects to terminate the contract, which has a three- year term, in the event the Company fails to meet certain service level and financial covenants. Failure to meet these covenants does not automatically invoke the contract termination. The Company also has the ability to terminate the Letter of Credit when certain financial benchmarks are attained.

8.	NOTES PAYABLE

During the year ended July 31, 2007, the Company received proceeds of $550,000 from the issuance of notes to multiple investors. The proceeds were used to help fund the CD used as collateral for a Letter of Credit. The one-year notes, which require repayment in full of the principal on various dates between February 8, 2008 and March 30, 2008, pay monthly interest at a rate of 12%. In addition to the interest earned, each investor received three-year, $0.16 warrants to purchase shares of the Company’s common stock equal to 93,750 warrants for each $50,000 invested. A total of 1,031,250 warrants were issued to these investors. The Company also agreed that, in the event of default of the principal repayment, each investor would be issued shares of the Company’s common stock in an amount equal to 450,000 shares for each $50,000 invested and additional warrants equal to 30% of the amount invested. Under these terms, if a default occurs, the Company would be required to issue a total of 4,950,000 shares and 165,000 additional new three-year warrants with an exercise price equal to eighty percent (80%) of the average closing price per share of the Company’s common stock for a period of ten (10) consecutive business days ending immediately prior to the date which causes a default.

In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), proceeds received from the sale of debt with detachable stock purchase warrants should be allocated to both debt and warrants based on their relative fair value, with the portion allocable to the warrants to be accounted for as Additional Paid in Capital and reduce the carrying value of debt. In order to determine the fair value of the warrants, the Company hired an outside investment firm who employed several valuation models to arrive at a value of $5,156 for the warrants. This amount will be amortized to interest expense over the twelve-month term of the notes. At July 31, 2007, the unamortized discount on the notes is approximately $3,700.

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

9.	GAIN ON CONTRACT TERMINATION

During the year ended July 31, 2007, the Company recorded a gain of $1,944,637 related to a contract termination. The gain represents previously recorded advanced payments received in anticipation of claims to be fulfilled. Upon termination of the contract the Company received a release of certain advance payments and accordingly recorded a gain.

10.	COMMITMENTS AND CONTINGENCIES

In April 2007 the Company entered into a new eighteen month employment agreement with its President and Chief Executive Officer. The agreement specifies an annual base salary of $150,000, and, if the Company generates positive cumulative EBITDA of greater than $50,000 for any three consecutive months, the base salary will be increased to $200,000. The CEO will be entitled to receive quarterly bonus compensation in an amount approved by the Company’s Board of Directors based upon the performance criteria as may be established by the Compensation Committee from time to time. Such bonuses, which at no time may be less than 3% of the Company’s EBITDA as computed under GAAP, may be paid in cash or issued in shares of the Company’s common stock as elected by the CEO. The CEO shall also be entitled to receive an option to purchase 25,000 shares of the Company’s common stock, exercisable at the fair market price, for each month the Company has net income of a minimum of $10,000 as computed in accordance with GAAP. These options vest over the remaining term of the employment agreement. The CEO is entitled to a $750 per month automobile allowance and a $1000 per month personal allowance. If the CEO’s employment is terminated for any reason other than “cause”, the CEO will receive a lump sum payment equal to one (1) times the current base salary. If the CEO’s employment is terminated by the Company after a Change of Control, the CEO will receive a lump-sum payment equal to 2.99 times the current base salary.

In addition, in January and March 2007 the Company entered into employment agreements ranging in length from twenty-four to twenty-seven months with both of the Company’s current officers that range from $125,000 to $132,000 annually. These executives also receive automobile allowances of $400 per month. If their contracts are not renewed they receive severance packages of between six and nine months of their annual compensation.

On March 27, 2003 the Board of Directors voted to grant certain key employees a total of 2,000,000 shares of common stock or equivalent consideration thereof and the current and future board members 1,000,000 common shares if there is a change in control of greater than 50% ownership of the Company or a sale of all or substantially all its assets.

The Company leases equipment and facilities under non-cancelable capital and operating leases expiring on various dates through 2012. The main operating lease consists of a seven-year lease for 30,000 square feet of a 62,000 square foot facility. Rent, including applicable taxes, at the period ended July 31, 2007 was $22,336 per month and increases 3% at the beginning of each calendar year through the remaining life of the lease. Total rent expense under the operating leases for the years ended July 31, 2007 and 2006 totaled approximately $265,000 and $247,000 respectively.

The approximate minimum future payments under this operating lease are payable as follows:

Year ending July 31,
2008	273,000
2009	282,000
2010	290,000
2011	299,000
2012	308,000
2013	103,000
$1,555,000

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

The Company leases equipment under non-cancelable capital leases expiring on various dates through fiscal 2010. The approximate minimum future payments under these capital leases are payable as follows:

Year ending July 31,
2008	$142,000
2009	118,000
2010	99,000
$359,000

Less amount representing interest	45,000

314,000
Less current maturities	115,000

Long-term debt less current maturities	$199,000

Interest expense on capital leases for the years ended July 31, 2007 and 2006 amounted to approximately $17,000 and $30,000, respectively.

11.	STOCKHOLDERS’ EQUITY

During the fiscal year ended July 31, 2007 the Company issued a total of 2,746,108 shares of common stock in exchange for services. Of this total, 121,858 shares were issued to members of management in accordance with the terms of their employment contracts and $17,623 was charged to expense during this period, which was approximately equal to the fair market value of the shares at the time of issuance. The Company issued a total of 650,000 shares to a sales consultant, worth $91,000 at fair market value which was charged to expense during the period in which they were earned. The Company also issued a total of 1,974,250 shares of common stock to our four outside directors and Chairman of the Board in exchange for their services.

Of the 1,974,250 shares issued 1,252,330 shares were issued for services that were rendered for fiscal year 2007 and were expensed over the year as they were earned. During the year ended July 31, 2007 the Company expensed $196,250 for these shares, which was approximately equal to the fair market value of the shares when issued. Also included in the above total are 721,920 shares, worth approximately $115,000 at fair market value, which were issued to the new Chairman of the Board for consulting services. These shares were charged to expense during the period in which they were earned.

During the year ended July 31, 2007 a total of 344,370 net shares of common stock were issued to employees and a consultant as a result of the exercise of outstanding options, all with a strike price of $0.01. This reflected a total of 101,036 options that were exercised and subsequently sold back to us by four senior managers who delivered these shares to satisfy tax withholding requirements. These shares were valued at $15,557 which represents the fair value of the shares at the time of surrender.

During the year ended July 31, 2007 the Company issued a total of 9,895,488 shares of common stock to investors who exercised outstanding warrants. Of this total, 9,177,859 warrants were exercised by investors in the month of June 2007 when the Company offered all holders of outstanding common stock purchase warrants the opportunity to exercise their warrants at $0.16 per share for a thirty day time period. For each warrant exercised during the window period, the holder was entitled to receive one half (1/2) of a new common stock purchase warrant exercisable at $0.16 for a two-year period expiring on June 30, 2009. As a result, the Company received $1,468,457 from investors who exercised these warrants. In addition, the Company issued 4,588,930 new $0.16 two-year warrants to these investors. Issuing these units resulted in the Company recording a non-cash compensation expense of $45,889. The remaining 717,629 cashless warrants were exercised by an investor according to the terms of the warrant agreement.

On February 13, 2006, shareholders holding greater than 50% of the outstanding common stock of the Company consented to increase the Company’s authorized shares of common stock from 100,000,000 to 150,000,000 shares.

The Company is authorized to issue 5,000,000 shares of $.001 par value, series A, convertible preferred stock. As of July 31, 2007 there were no shares of preferred stock outstanding.

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

As part of the provisions of the sales of equities in March through May of 2004 there was a requirement to meet certain claims volume targets under a Co-Marketing Agreement. If the Company failed to meet those targets, up to 100% of the original Units (as defined in that document) would have to be issued to those 2004 investors for no additional consideration (True up). In order to help resolve this open issue, in December 2004 the Company offered the 2004 investors 50% of the total potential True up Units in exchange for releasing the Company from the remaining target volume commitment.

On August 1, 2005, the Company evaluated the claims volume that it had received from customers generated by the Co-marketing Agreement as specified in the subscription agreements from the 2004 capital raise. In accordance with those agreements, the Company did not meet the minimum volume requirements and therefore had to issue 2,162,860 Units (one share of common stock and one, 3-year, $0.16 warrant to purchase a common share) to the investors who did not accept the December 2004 offer. Issuing these units resulted in the Company recording a stock dividend of $475,829.

During the year ended July 31, 2006, the Company issued a total of 12,412,505 shares of common stock in connection with the exercise of a like number of outstanding common stock purchase warrants with exercise prices ranging from $0.16 to $0.20 per share. Of this total, 11,341,076 shares were issued effective March 21, 2006 for warrants exercised. As a result of exercising these warrants, the Company received $1,749,475 after paying $18,435 in legal fees and $50,662 for certain financial advisory and investment banking services in connection with the program. In addition, the Company issued 8,200,359 new 3 year, $0.30 warrants to investors who exercised warrants. Issuing these units resulted in the Company recording a stock dividend of $82,004. An additional 1,071,429 warrants at a $0.16 exercise price were exercised during the year ended July 31, 2006 for which the Company received $171,429.

On August 15, 2005 the holder of the $275,000 convertible debenture converted the note into 1,718,750 shares of the Company’s common stock. In addition, interest on the note from the end of July 2005 until August 15, 2005 of $904 was paid to the holder of the note with 5,651 shares of the Company’s common stock.

During the year ended July 31, 2006, the Company issued a total of 3,358,876 shares of common stock in exchange for services. Of this total, 1,377,796 shares were issued to members of senior management in accordance with terms of their employment agreements. The Company recorded a charge to expense of $407,398, which was approximately equal to the fair market value of the shares at the time of issuance. In addition, 200,000 shares of stock were issued to an officer in October 2005 as a result of a modification to his employment contract. An expense of $30,000 was recorded for these shares, which was approximately equal to the fair market value of the shares at the time of issuance. On November 8, 2005 the Board of Directors gave approval for, and the Company subsequently issued, 1,000,000 shares of the Company’s common stock to the Chairman of the Board to compensate him for his past services and his role as Chairman. The Company expensed a total of $190,000 for these shares, which was equal to the fair market value of the shares at the grant date. In addition, the Board also approved future compensation for the Chairman of the Board to include the same annual retainer of $25,000 to be paid in shares of the Company’s common stock as well as the same quarterly stock compensation currently paid to non-employee directors. The Company issued 781,080 shares of common stock to four non-employee directors and the Chairman of the Board in exchange for their services. Of this total, 443,576 shares were issued for services to be rendered for fiscal year 2006. These shares were expensed over the year as they were earned. As of July 31, 2006 the Company expensed $93,151, which was approximately equal to the fair market value of these shares when they were issued. In addition, a total of 337,504 shares were issued to these same directors and the Chairman of the Board for services rendered during the fiscal year ended July 31, 2006. A total of $74,000 was charged to expense during this time period, which was approximately equal to the fair market value of these shares when earned.

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

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended July 31, 2006, a total of 1,203,437 shares of the Company’s common stock were issued as a result of the exercise of outstanding options. Of this total, 200,000 options were exercised by a director, 512,500 by an officer and director, 250,000 by two officers combined, 137,500 by two consultants and 44,104 by other employees, all with a strike price of $0.01. In addition, a consultant and two employees exercised a total of 59,333 options to purchase shares of the Company’s common stock with exercise prices ranging from $0.13 to $0.15 per share. A total of 137,500 shares were sold back to the Company by an officer who delivered these shares to satisfy tax withholding requirements. These shares were valued at $31,625, which represents the fair value of the shares at the time of surrender.

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

12.	STOCK OPTIONS

The Company has an incentive stock option plan under which options to purchase shares of common stock may be granted to certain key employees. The exercise price is based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options. As of July 31, 2007, 13,420,411 shares are authorized for award under the plan.

A summary of the status of the Company’s options as of July 31, 2007 and 2006 and changes during the years then ended is presented below:

	July 31, 2007		July 31, 2006
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Balance at beginning of year	3,274,254	$0.32	5,197,042	$0.37
Granted	200,000	0.15	215,000	0.23
Cancelled or Expired	(998,500)	0.51	(934,351)	0.90
Exercised	(445,406)	0.01	(1,203,437)	0.22

Outstanding at end of year	2,030,348	$0.28	3,274,254	$0.32

Options exercisable at end of year	1,830,348	$0.29	3,003,422	$0.33
Weighted Average fair value of options granted during the period		$0.06		$0.10

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at July 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted average Remaining Contractual Life	Weighted average Exercise Price	Number Exercisable	Weighted average Exercise Price
$0.01	570,348	5.82	$0.01	570,348	$0.01
$0.10 - $0.47	1,305,000	2.14	0.22	1,105,000	0.23
$0.51 - $0.90	25,000	0.99	0.50	25,000	0.50
$1.01 - $2.00	130,000	2.97	2.00	130,000	2.00

$0.01 - $2.00	2,030,348		$0.28	1,830,348	$0.29

The intrinsic value of shares outstanding and exercisable at July 31, 2007 was approximately $95,000 and $93,000, respectively.

As of July 31, 2007 there was approximately $24,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3 years. During the year ended July 31, 2007 the Company granted 200,000 options to its Board members according to the approved Board Compensation plan. The weighted average fair value of these options using a Black-Scholes valuation model was $.06.

13.	INCOME TAXES:

As of July 31, 2007, and 2006 the Company had deferred tax assets of approximately $10,903,000 and $10,777,000, respectively, resulting from temporary differences and net operating loss carry-forwards of approximately $25,000,000 and $24,500,000, respectively, which are available to offset future taxable income, if any, through 2024. However, as of July 31, 2002 approximately $10,452,000 of those losses is subject to an annual limitation of deducting $267,000 per year against future operating income. As utilization of the net operating loss carry-forwards and temporary differences is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets were as follows:

	July 31, 2007
Temporary differences:
Allowance for doubtful accounts		20,000
Accrued vacation		24,000
Compensation not currently deductible		861,000
Net operating losses		9,998,000
Less valuation allowance		(10,903,000)

Deferred tax assets	$	- 0 -

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended July 31, 2007 and 2006 is as follows:

Federal income tax rate	(34.0)%
State income tax rate	(6.0)%
Change in valuation allowance on net operating loss carry-forwards	40.0%

Effective income tax rate	- 0 -%

14.	EMPLOYEE BENEFIT PLAN

The Company has a noncontributory defined contribution plan under Section 401 (k) of the Internal Revenue Code covering all qualified employees. An officer of the Company serves as trustee of the plan. The Company did not make a contribution to the plan for the years ended July 31, 2007 or 2006.

15.	MAJOR CUSTOMERS

During the years ended July 31, 2007 and 2006, one customer accounted for 38% and 52% of total revenue respectively. During the years ended July 31, 2007 and 2006 a second customer accounted for approximately 18% and 9% of total revenue, respectively.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors

eAutoclaims, Inc.

The information included on Schedule II is the responsibility of management, and although not considered necessary for a fair presentation of financial position, results of operations, and cash flows is presented for additional analysis and has been subjected to the auditing procedures applied in the audit of the basic financial statements. In our opinion, the information included on Schedule II relating to the years ended July 31, 2007, 2006 and 2005 is fairly stated in all material respects, in relation to the basic financial statements taken as a whole. Also, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

November 6, 2007

Schedule II

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Information relating to the allowance for doubtful accounts is as follows:

	Beginning Balance	Charges	Deductions	Balance At End Of Period

Year ended 7/31/2005	161,000	89,675	42,675	208,000

Year ended 7/31/2006	208,000	55,538	93,538	170,000

Year ended 7/31/2007	170,000	29,920	149,920	50,000