Form 10KSB/A
period 2007-07-31
EAUTOCLAIMS, INC
filed 2007-11-13
CIK 1034694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment Number 1
FORM 10-KSB /A

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

Explanatory Note:

This report on Form 10-KSB/A amends the Annual Report on Form 10-KSB for eAutoclaims, Inc. for fiscal year ended July 31, 2007 as filed with the Securities and Exchange Commission (“SEC”) on November 8, 2007.

The signature page has been updated to eliminate the conforming signature of Mr. Seidel. All other information remains unchanged and reflects disclosures made as of our original filing of our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007, as filed with the SEC on November 8, 2007.

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