Form 10QSB
period 2007-10-31
EAUTOCLAIMS, INC
filed 2007-12-11
CIK 1034694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 31, 2007

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, $.001 par value, as of November 30, 2007 was 94,396,437.

Transitional Small Business Disclosure Format.    ☐ Yes    ☒ No

EAUTOCLAIMS, INC.

INDEX TO FORM 10-QSB

--------------------------------------------------------------------------------

EAUTOCLAIMS, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements of eAutoclaims, Inc. (the “Company”) included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the financial statements of the Company as included in the Company’s Form 10-KSB/A for the year ended July 31, 2007.

EAUTOCLAIMS, INC.

BALANCE SHEET

October 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$363,553

Accounts receivable, less allowance for doubtful accounts of $47,000	215,818
Prepaid expenses and other current assets	247,356
Total current assets	826,727

Property and equipment, net of accumulated depreciation	810,999
Restricted cash	730,000
Goodwill	1,093,843

Other assets	35,800

Deferred income tax asset, net of valuation allowance of $11,075,000

Total Assets	$3,497,369

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable, advanced payments and accrued expenses	$2,381,935
Notes payable, net of unamortized discount	546,875
Current portion of capital lease obligation	96,074
Current portion of deferred gain on building sale	108,135
Total current liabilities	3,133,019

Deferred gain on building sale, net of current portion	450,566
Capital lease obligation	161,456
Total liabilities	3,745,041

Stockholders’ Deficiency:

Convertible preferred stock - $.001 par value; authorized 5,000,000 shares, no shares outstanding
Common stock - $.001 par value; authorized 150,000,000 shares, issued and outstanding 94,396,437 shares	94,396
Additional paid-in capital	30,800,464
Accumulated deficit	(31,095,350)
Treasury Stock, at cost, 238,536 shares	(47,182)
Stockholders’ Deficiency	(247,672)
Total Liabilities and Stockholders’ Deficiency	$3,497,369

EAUTOCLAIMS, INC.

STATEMENTS OF OPERATIONS

	Three-month Period Ended October 31, 2007	Three-month Period Ended October 31, 2006
	(unaudited)	(unaudited) (Restated)
Revenue:
Collision repairs management	$1,030,430	$3,196,168
Fleet repairs management	200,222	220,569
Fees and other revenue	352,069	602,634

Total revenue	1,582,721	4,019,371

Expenses:
Claims processing charges	965,151	2,842,133
Selling, general and administrative	1,161,256	1,350,910
Depreciation and amortization	107,613	111,916
Total expenses	2,234,020	4,304,959

Net loss	$(651,299)	$(285,588)

Loss per common share-basic and diluted	$(0.01)	$(0.00)

Weighted-average number of common shares outstanding
Basic and diluted	93,796,609	81,533,984

EAUTOCLAIMS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Three-month period ended October 31, 2007 (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity (Deficiency)
	Shares	Amount
Balance at July 31, 2007	93,736,071	$93,736	$30,739,288	$(30,444,051)	$(47,182)	$341,791

Issuance of common stock upon exercise of options	360,366	360	3,244			3,604

Issuance of common stock for services	300,000	300	32,700			33,000

Vesting of options granted to employees			25,232			25,232

Net loss				(651,299)		(651,299)

Balance at October 31, 2007	94,396,437	$94,396	$30,800,464	$(31,095,350)	$(47,182)	$(247,672)

EAUTOCLAIMS, INC.

STATEMENTS OF CASH FLOWS

	Three-month Period Ended October 31, 2007	Three-month Period Ended October 31, 2006
	(Unaudited)	(Unaudited) (Restated)

Cash flows from operating activities:
Net loss	$(651,299)	$(285,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,613	111,916
Non-cash compensation expense	33,000	159,873
Recognition of deferred gain on building sale	(27,033)	(27,033)
Bad debts	(3,000)	(1,000)
Amortization of debt discount	2,031
Vesting of options granted to employees	25,232	6,333
Changes in operating assets and liabilities
Accounts receivable	46,523	(81,899)
Prepaid expenses and other assets	(158,941)	(120,814)
Accounts payable, advance payments and accrued expenses	319,430	(81,009)
Net cash used in operating activities	(306,444)	(319,221)

Cash flows from investing activities:
Purchases of property and equipment	(72,272)	(93,495)

Net cash used in investing activities	(72,272)	(93,495)

Cash flows from financing activities:
Proceeds from exercise of options	3,604	1,494
Purchase of treasury stock		(5,753)
Principal payments on capital lease	(56,382)	(23,533)
Net cash used in financing activities	(52,778)	(27,792)

Net decrease in cash and cash equivalents	(431,494)	(440,508)

Cash and cash equivalents at beginning of period	795,047	1,524,239

Cash and cash equivalents at end of period	$363,553	$1,083,731

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26,244	$4,871

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims, Inc. as of October 31, 2007 and its results of operations and cash flows for the three-month periods ended October 31, 2007 and 2006. Results of operations for the three-month period ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

As shown in the financial statements, the Company has suffered recurring losses from operations, has a stockholders’ deficiency and a working capital deficiency. The Company has been able to raise additional funds from debt and equity offerings and management believes it can continue to do so in the future.

In addition, the Company has secured commitment from a majority shareholder, the Chairman of the Board of Directors, to purchase $2,000,000 of the Company’s common stock if the Company needs additional financing.

Note 2 – Summary of Significant Accounting Policies

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

Warranty

The Company provides a warranty on the repairs performed at its network shops and an accrual of $20,000 has been established as of October 31, 2007 for estimated future warranty costs. This accrual amount is reviewed periodically and adjusted as necessary based on factors including historical warranty expense and current economic trends.

Advertising Expense

The Company expenses costs for advertising as they are incurred. In the three months ended October 31, 2007 and 2006 a total of $863 and $2,200, respectively, was expensed for advertising.

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

Impairment

The Company identifies and records impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. At October 31, 2007, no such impairment existed.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company adopted the provisions of FIN 48 effective August 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial condition or results of operations.

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

Note 3 – Restatement of Previously Issued Financial Statements

The Company has restated its operating results for fiscal year 2006 for the manner in which it accounted for the gain on the sale of its building. The Company has adjusted its reported results to reflect only that portion of the gain on the sale that corresponds with the term of the new lease applicable to fiscal 2006. The information below reflects the restatement.

	3 months Ended October 31, 2006
	As Reported	As Restated

Statement of Operations

Selling, general and administrative	1,377,943	1,350,910
Total expenses	4,331,992	4,304,959
Net loss	(312,621)	(285,588)

Statement of Cash Flows
Net loss	(312,621)	(285,588)
Recognition of deferred gain on building sale	0	(27,033)

	October 31, 2006
Balance Sheet
Current portion of deferred gain on building sale	—	108,135
Total current liabilities	4,385,953	4,494,088
Deferred gain on building sale, net of current portion	—	558,696
Total liabilities	4,391,262	5,058,093
Accumulated deficit	(29,684,271)	(30,351,102)
Stockholders deficiency	(684,023)	(1,350,854)

Note 4 – Restricted Cash

At October 31, 2007, the Company has $730,000 in a certificate of deposit as collateral for a Letter of Credit issued to satisfy a contractual requirement with a client. According to the terms of the agreement, the client has the right to draw on the Letter of Credit if the client elects to terminate the contract, which has a three- year term, in the event the Company fails to meet certain service level and financial covenants. Failure to meet these covenants does not automatically invoke the contract termination. The Company also has the ability to terminate the Letter of Credit when certain financial benchmarks are attained.

Note 5 – Notes Payable

The Company received a total of $550,000 from the issuance of notes in February and March 2007 to multiple investors. The proceeds were used to help fund the CD used as collateral for a Letter of Credit. The one-year notes, which require repayment in full of the principal on various dates between February 8, 2008 and March 30, 2008, pay monthly interest at a rate of 12%. In addition to the interest earned, each investor received three-year, $0.16 warrants to purchase shares of the Company’s common stock equal to 93,750 warrants for each $50,000 invested. A total of 1,031,250 warrants were issued to these investors. The Company also agreed that, in the event of default of the principal repayment, each investor would be issued shares of the Company’s common stock in an amount equal to 450,000 shares for each $50,000 invested and additional warrants equal to 30% of the amount invested. Under these terms, if a default occurs, the Company would be required to issue a total of 4,950,000 shares and 165,000 additional new three-year warrants with an exercise price equal to eighty percent (80%) of the average closing price per share of the Company’s common stock for a period of ten (10) consecutive business days ending immediately prior to the date which causes a default.

In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), proceeds received from the sale of debt with detachable stock purchase warrants should be allocated to both debt and warrants based on their relative fair value, with the portion allocable to the warrants to be accounted for as Additional Paid in Capital and reduce the carrying value of debt. In order to determine the fair value of the warrants, the Company hired an outside investment firm who employed several valuation models to arrive at a value of $5,156 for the warrants. This amount will be amortized to interest expense over the twelve-month term of the notes. At October 31, 2007, the unamortized discount on the notes is approximately $3,125.

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

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS No. 123R”) utilizing the modified prospective method. Under the modified prospective method, the measurement provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, measured under the original provisions of SFAS 123, “Accounting for Stock Based Compensation”, is recognized in net earnings in the periods after the date of adoption. The compensation cost charged to operations pursuant to SFAS No. 123R was $25,232 and $6,333 for the three months ended October 31, 2007 and 2006, respectively.

The fair value for options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the three months ended October 31, 2007 and 2006. The risk-free interest rate was derived from the U.S. Treasury yield curve in effect at the time of the grant and was assumed to be 3.89% and 4.88% for the three months ended October 31, 2007 and 2006, respectively. The volatility factor was determined based on an independent study and the assumed market volatility was 45% for both periods presented. The assumed dividend yield was 0% and an expected option life was assumed to be four years for both years presented. The assumption for the expected life is based on evaluations of historical and expected future exercise behavior.

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

A summary of the status of the company’s options for the three months ended October 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Remaining Life

Balance at beginning of period	2,030,348	$0.28
Granted	37,500	$0.11
Cancelled or Expired	0	$0.0
Exercised	(360,366)	$0.01

Outstanding at end of period	1,707,482	$0.33	2.36

At October 31, 2007, intrinsic value of outstanding options was $21,498.

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

Note 7 – Per Share Calculations

Basic loss per share is computed as loss available to common stockholders divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the three-month periods ended October 31, 2007 and 2006, during which the Company reported a loss, 16,401,095 and 25,581,443, respectively, options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive. Additionally, as of October 31, 2007 and 2006 there were no convertible securities outstanding.

Note 8 – Equity Transactions

During the three month period ended October 31, 2007 the Company issued 300,000 shares of common stock to three Directors for services rendered in accordance with the approved Board compensation plan. A total of $33,000 was charged to expense during this period, which was approximately equal to the fair market value of the shares at the time of issuance.

During the three-months ended October 31, 2007 a total of 360,366 shares of common stock were issued as a result of the exercise of outstanding options, all with a strike price of $0.01. Of this total, 200,000 options were exercised by the President and CEO.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We control the vehicle repair process from the reporting of the accident through the satisfactory repair of damage. We bring together and coordinate the activities of the insurance company, its insured, and the various parties involved in evaluating a claim, negotiating the cost of the repair, and performing necessary repair services. We have contracted with approximately 2500 body shops throughout the United States to repair vehicles. These shops, referred to as our “provider network,” provide us a discount on the vehicle repair because of the volume of repairs we provide to them. Because we audit every line of every repair estimate and because we share a portion of the volume discount with our customer, we are able to lower the average cost being paid by our customer.

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

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounted for 78% of the revenue for the three-months ended October 31, 2007. We are paid a fee on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. For the three-months ended October 31, 2007, 22% of the revenue has been received from claims processing fees and other revenue. Other revenue consists mostly of the sale of estimating software, fees from taking first notice of loss reports, fees from service partners (ASP fees) and subrogation income.

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

We maintain an allowance for doubtful accounts for losses that we estimate will arise from the customers’ inability to make required payments. Collectability of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At October 31, 2007 the allowance for doubtful accounts was approximately $47,000.

Accounting for Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $11,075,000 at October 31, 2007. The deferred tax asset consists mainly of net operating losses previously not realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company has not reached profitability.

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

Management’s Operating Plan

The transition of the channel partner relationship from ADP Claims Services Group to Audatex resulted in less sales and revenue being produced in fiscal year 2006-07 than we had anticipated. Since the closing of the transaction, the Audatex organization has had a major restructuring of its personnel including many of the key personnel associated with our program. As a result of the aforementioned circumstances, on May 1, 2006, we chose to withhold the consent of assigning our agreement to Audatex and elected to terminate the exclusivity clause with ADP Claims Services Group. Consequently, we have begun a new co-marketing relationship with Mitchell International that will provide us an estimatics platform and other cutting edge management software applications which will enhance our shop capabilities.

Specifically, management is taking the following actions that are expected to positively impact our financial position in fiscal 2008:

•	Grow direct sales channel.

•	Grow the number of Tier One Insurance providers.

•	Expand our offerings of newly enhanced applications and tools to our existing client base on an ASP transactional basis

•	Explore possible new or additional strategic partners in the industry who have a large client base and represent additional new sales with a short sales cycle & acquisition cost.

•	Convert our core application to a more scalable program language with a universal interface

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

•

Expand market driven offerings. We are exploring new product lines to offer our shop network to the general public. We intend to put up a business to consumer product by the second quarter of fiscal 2008 which will allow the general public to enroll their vehicles into a program offering repairs on damaged vehicles at a discounted rate.

•	Reduce direct processing expense. We will continue an initiative into automating additional parts of our processing business. We expect the end result will be a net reduction in direct expense.

Results of Operations

For the three-months ended October 31, 2007 compared to the three-months ended October 31, 2006.

Revenue

Total revenue for the three months ended October 31, 2007 was approximately $1.6 million. This is compared to the $4.0 million in revenue reported for the three months ended October 31, 2006. During the three months ended October 31, 2007 we derived 19% and 13% of our revenue from two customers. In April 2007, our formerly largest client completed their business migration off of our platform, thus ending our contractual relationship. This was the main reason for the decrease in total revenue as reported for the three months ended October 31, 2007 as compared to the same time period in fiscal 2006.

For the three months ended October 31, 2007, collision repair management revenue, including glass repair revenue, decreased to $1.0 million compared to $3.2 million for the three months ended October 31, 2006. This decrease in revenue is the result of the loss of business from our formerly largest customer as described above. Revenue earned from clients acquired as a result of our co-marketing agreement declined 37% in the three months ended October 31, 2007 as compared to the three months ended October 31, 2006. As previously stated, this revenue from our co-marketing agreement is recorded at net, which significantly reduces the amount of gross revenue reported, although the overall gross margin is increased as a result of not having to pay the shops for the work performed.

Fleet repair revenue decreased by approximately $20,000 from approximately $220,000 for the three months ended October 31, 2006 to approximately $200,000 for the three months ended October 31, 2007. This decrease is due to normal business fluctuations from our existing fleet customers.

For the three months ended October 31, 2007, fees and other revenue decreased approximately $251,000 as compared to the three months ended October 31, 2006. This decrease is primarily the result of earning approximately $71,000 less revenue this year from current clients for taking first notice of loss reports, less transaction fee revenue and less gross revenue for sales of estimatic software. The sales of estimatic software decreased by approximately $106,000 for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006. The primary reason for this decrease is due to a change in the estimatic sales program. The old program required the purchase and resale of each unit sold, whereas under the terms of the new program, we are paid a net commission for the units sold which results in lower revenue being reported for each sale. Transaction and file handling fee revenue decreased by approximately $74,000 for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006. This was primarily the result of the loss of business from our largest customer, as described above.

Claims Processing Charges

Claims processing charges include the costs of collision and glass repairs paid to repair shops within our repair shop network. Claims processing charges for the three months ended October 31, 2007, were approximately $1.0 million, or approximately 61% of total revenue. This compares to approximately $2.8 million, or approximately 71% of total revenue for the three months ended October 31, 2006. Claims processing charges are primarily the costs of collision repairs paid by us to our collision repair shop network.

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

Selling, General and Administrative (SG&A) Expenses

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone and internet charges, legal and other professional fees, and travel expenses. SG&A expenses for the three months ended October 31, 2007 were approximately $1.2 million which represents a 14% decrease from the approximately $1.4 million for the three months ended October 31, 2006. Payroll and benefit related expenses for the three months ended October 31, 2007 totaled approximately $.7 million compared to approximately $.9 million for the three months ended October 31, 2006. The decrease in payroll expense and overall SG&A expense is primarily the result of the implementation of our staff reductions, which were put in place in April 2007.

SG&A expenses also include non-cash charges. These non-cash charges, excluding depreciation and changes to the bad debt reserve, totaled approximately $33,000 for the three month period ended October 31, 2007. These non-cash charges included approximately $33,000 of common stock issued to pay fees to directors for services rendered during the period and approximately $25,000 expensed as result of implementing SFAS 123R, which requires expensing of stock options as they become vested. In addition, reductions to non-cash expense of approximately $27,000 was realized for the three months ended October 31, 2007 as a result of recognizing the gain on our building sale-leaseback transaction. Approximately $2,000 was amortized for the discount on the notes payable for the three months ended October 31, 2007. For the three month period ending October 31, 2006 the non-cash charges, excluding depreciation and changes in the bad debt reserve, totaled approximately $139,000. This included approximately $160,000 of common stock issued to pay fees to directors and management according to terms of their service. In addition, a charge of approximately $6,000 was taken as a result of implementing SFAS123R. We also recognized a reduction to non-cash expense of approximately $27,000 for the three months ended October 31, 2006 as a result of recognizing the gain on our building sale-leaseback transaction.

Also included in the SG&A is interest expense related to capital leases and notes payable. For the three months ended October 31, 2007, this interest expense totaled approximately $26,000 of which $17,000 was for the notes payable. This compares to interest expense on capital leases of approximately $5,000 for the three months ended October 31, 2006.

Depreciation

Depreciation of property and equipment of approximately $108,000 was recognized in the three months ended October 31, 2007. This is compared to approximately $112,000 for the three months ended October 31, 2006.

Net Income/Loss

For the three months ended October 31, 2007 net loss totaled approximately $651,000. This amount includes approximately $27,000 of the gain recognized on our building sale-leaseback transaction and approximately $138,000 on non-cash charges, including depreciation. Net loss for the three months ended October 31, 2006 was approximately $286,000, including approximately $27,000 of the gain recognized on our building sale-leaseback transaction and approximately $250,000 of non-cash charges, including depreciation.

Liquidity and Capital Resources

At October 31, 2007, we had approximately $364,000 in cash. This is a decrease of approximately $431,000 from July 31, 2007. We have a working capital deficiency of approximately $2.3 million as of October 31, 2007 compared to a deficiency of approximately $2.5 million as of October 31, 2006.

We believe that cash generated from operations will be sufficient to meet our working capital requirements for the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot ensure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. We are currently working on obtaining additional funding through the exercise of outstanding warrants, as well as exploring additional options to secure the required funds. We have a certificate of deposit of $730,000 securing a Letter of Credit for a deliverable to a current client. The application deliverable has been deployed and we expect a substantial portion of this amount to be released in the second quarter of fiscal 2008 which will make it available for working capital purposes. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period or that we will be able to generate capital from any future sale of our securities.

Debt and Contractual Obligations

Our commitments for debt and other contractual arrangements as of October 31, 2007 are summarized as follows:

	Years ending October 31,
	2008	2009	2010	2011	2012	Thereafter	Total

Property lease	273,000	282,000	290,000	299,000	308,000	103,000	1,555,000
Equipment lease	96,000	101,000	61,000				258,000
Notes payable	550,000						550,000
Employee compensation	653,000	257,000	65,000				975,000
	1,572,000	640,000	416,000	299,000	308,000	103,000	3,338,000

We lease equipment and facilities under non-cancelable capital and operating leases expiring on various dates through 2012. The main operating lease consists of a 7-year lease for 30,000 square feet of a 62,000 square foot facility. This lease runs through December 2012. Our rent for 2008, including applicable taxes, is $23,005 per month and increases 3% each year through the remaining life of the lease.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of October 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended October 31, 2007. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended October 31, 2007 we issued 300,000 shares of common stock to three Directors for services rendered in accordance with the approved Board compensation plan.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

On December 5, 2007 Eric Seidel resigned from the eAutoclaims, Inc. Board of Directors.

ITEM 6.   EXHIBITS

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

Date:	December 10, 2007	By:	/s/ Jeffrey Dickson
Jeffrey Dickson, President and Chief Executive Officer

Date:	December 10, 2007	By:	/s/ Larry Colton
Larry Colton, Chief Financial Officer and Principal Accounting Officer