Form 10QSB
period 2008-01-31
EAUTOCLAIMS, INC
filed 2008-03-13
CIK 1034694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended January 31, 2008

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, $.001 par value, as of February 29, 2008: 95,003,144 shares

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

EAUTOCLAIMS, INC.

BALANCE SHEET

January 31, 2008
ASSETS

Current Assets:
Cash and cash equivalents	$352,987

Accounts receivable, less allowance for doubtful accounts of $49,000	291,615
Prepaid expenses and other current assets	91,566
Total current assets	736,168

Property and equipment, net of accumulated depreciation	770,332
Restricted cash	420,000
Goodwill	1,081,843

Other assets	30,800

Deferred income tax asset, net of valuation allowance of $10,380,000

Total Assets	$3,039,143

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable, advanced payments and accrued expenses	$2,268,095
Notes payable, net of unamortized discount	549,375
Current portion of capital lease obligation	96,460
Current portion of deferred gain on building sale	108,135
Total current liabilities	3,022,065

Deferred gain on building sale, net of current portion	423,533
Note Payable-Related Party	100,000
Capital lease obligation	138,238
Total liabilities	3,683,836

Stockholders’ Deficiency:

Convertible preferred stock – $.001 par value; authorized 5,000,000 shares No shares outstanding
Common stock – $.001 par value; authorized 150,000,000 shares, issued and outstanding 95,003,144 shares	95,003
Additional paid-in capital	30,837,268
Accumulated deficit	(31,529,782)
Treasury Stock, at cost, 238,536 shares	(47,182)
Stockholders’ Deficiency	(644,693)
Total Liabilities and Stockholders’ Deficiency	$3,039,143

EAUTOCLAIMS, INC.

STATEMENTS OF OPERATIONS

	Three-month Period Ended January 31, 2008	Three-month Period Ended January 31, 2007	Six-month Period Ended January 31, 2008	Six-month Period Ended January 31, 2007
	(unaudited)	(unaudited) (Restated)	(unaudited)	(unaudited) (Restated)
Revenue:
Collision repairs management	$935,573	$2,642,279	$1,966,003	$5,838,447
Fleet repairs management	180,926	207,210	381,148	427,779
Fees and other revenue	453,564	565,450	805,633	1,168,084

Total revenue	1,570,063	3,414,939	3,152,784	7,434,310

Expenses:
Claims processing charges	876,592	2,340,378	1,841,743	5,182,512
Selling, general and administrative	1,018,603	1,475,543	2,179,859	2,826,452
Depreciation and amortization	109,300	114,991	216,913	226,907
Total expenses	2,004,495	3,930,912	4,238,515	8,235,871

Net loss	$(434,432)	$(515,973)	$(1,085,731)	$(801,561)

Loss per common share-basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding
Basic and diluted	94,411,595	81,983,348	94,104,102	81,758,666

EAUTOCLAIMS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Six-month period ended January 31, 2008 (unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity (Deficiency)
	Shares	Amount
Balance at July 31, 2007	93,736,071	$93,736	$30,739,288	$(30,444,051)	$(47,182)	$341,791

Issuance of common stock upon exercise of options	367,074	367	3,304			3,671

Issuance of common stock for services	899,999	900	68,600			69,500

Vesting of options granted to employees			26,076			26,076

Net loss				(1,085,731)		(1,085,731)

Balance at January 31, 2008	95,003,144	$95,003	$30,837,268	$(31,529,782)	$(47,182)	$(644,693)

EAUTOCLAIMS, INC.

STATEMENTS OF CASH FLOWS

	Six-month Period Ended January 31, 2008	Six-month Period Ended January 31, 2007
	(Unaudited)	(Unaudited) (Restated)

Cash flows from operating activities:
Net loss	$(1,085,731)	$(801,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216,913	226,907
Non-cash compensation expense	69,500	211,373
Impairment expense	17,000	—
Recognition of deferred gain on building sale	(54,066)	(54,064)
Bad debts	(1,000)	(13,000)
Amortization of debt discount	4,531
Vesting of options granted to employees	26,076	12,163
Changes in operating assets and liabilities
Accounts receivable	(31,274)	(6,526)
Prepaid expenses and other assets	(3,151)	(79,695)
Accounts payable, advance payments and accrued expenses	205,590	(73,952)
Net cash used in operating activities	(635,612)	(578,355)

Cash flows from investing activities:
Purchases of property and equipment	(140,905)	(195,957)
Change in restricted cash	310,000
Proceeds from note payable related party	100,000

Net cash provided by provided by (used in) investing activities	269,095	(195,957)

Cash flows from financing activities:
Proceeds from exercise of options	3,671	2,398
Purchase of treasury stock		(9,125)
Principal payments on capital lease	(79,214)	(48,081)
Net cash used in financing activities	(75,543)	(54,808)

Net decrease in cash and cash equivalents	(442,060)	(829,120)

Cash and cash equivalents at beginning of period	795,047	1,524,239

Cash and cash equivalents at end of period	$352,987	$695,119

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$52,044	$8,725

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------------------------

Note 1 – Basis of presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims, Inc. as of January 31, 2008 and its results of operations and cash flows for the three and six-month periods ended January 31, 2008 and 2007. Results of operations for the three and six-month periods ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

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

Warranty

The Company provides a warranty on the repairs performed at its network shops and an accrual of $20,000 has been established as of January 31, 2008 for estimated future warranty costs. This accrual amount is reviewed periodically and adjusted as necessary based on factors including historical warranty expense and current economic trends.

Advertising Expense

The Company expenses costs for advertising as they are incurred. In the three and six months ended January 31, 2008 a total of $1,000 and $1,863, respectively, was expensed for advertising. This compares to $500 and $2,500, respectively, expensed for advertising in the three and six-months ended January 31, 2007.

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

Impairment

The Company identifies and records impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. During the period ended January 31, 2008 the Company recorded $17,000 of expense for impairment of goodwill and from the write-off of software that were no longer in use.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, or SFAS No. 141(R). This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this statement, as applicable, in its fiscal year beginning August 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements-An Amendment to Accounting Research Bulletin (“ARB”) No. 51”, or SFAS No. 160. This statement amends ARB No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). In addition, SFAS No. 160 also includes expanded disclosure requirements regarding interests of the parent and its non-controlling interest. The provisions of SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this statement, as applicable, in its fiscal year beginning August 1, 2009.

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

	3 months ended January 31, 2007		6 months ended January 31, 2007
	As Reported	As Restated	As Reported	As Restated
Statement of Operations
Selling, general and administrative	$1,502,575	$1,475,543	$2,880,518	$2,826,452
Total expenses	3,957,944	3,930,912	8,289,936	8,235,871
Net loss	(543,005)	(515,973)	(855,626)	(801,561)

Statement of Cash Flows
Net loss			(855,626)	(801,561)
Recognition of deferred gain on building sale			—	(54,064)

	January 31, 2007
Balance Sheet
Current portion of deferred gain on building sale	$—	$108,135
Total current liabilities	4,370,324	4,478,458
Deferred gain on building sale, net of current portion	—	531,665
Total liabilities	4,373,772	5,013,571
Accumulated deficit	(30,227,276)	(30,867,075)
Stockholders’ deficiency	(1,172,166)	(1,811,965)

Note 4 – Restricted Cash

At January 31, 2008, the Company had $420,000 in a certificate of deposit as collateral for a Letter of Credit issued to satisfy a contractual requirement with a client. In January 2008 the Company reached an agreement with the beneficiary of this Letter of Credit to reduce the required amount from $730,000 to $420,000. Accordingly, the Company reduced the value of the certificate of deposit being held as collateral for the Letter of Credit from $730,000 to $420,000 and returned $310,000 to working capital. According to the terms of the agreement, the client has the right to draw on the Letter of Credit if the client elects to terminate the contract, which has approximately two years remaining on the original three-year term, in the event the Company fails to meet certain service level and financial covenants. Failure to meet these covenants does not automatically invoke the contract termination. The Company also has the ability to reduce further or terminate the Letter of Credit when certain financial benchmarks are attained.

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

In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), proceeds received from the sale of debt with detachable stock purchase warrants should be allocated to both debt and warrants based on their relative fair value, with the portion allocable to the warrants to be accounted for as Additional Paid in Capital and reduce the carrying value of debt. In order to determine the fair value of the warrants, the Company hired an outside investment firm who employed several valuation models to arrive at a value of $5,156 for the warrants. This amount will be amortized to interest expense over the twelve-month term of the notes. At January 31, 2008, the unamortized discount on the notes is approximately $625.

Note 6 – Related Party Transaction

The Company received $100,000 for working capital in January 2008 from the Chairman of the Board for the issuance of a note. The note, which is non-interest bearing, requires repayment in full eighteen months from the date of issuance.

Note 7 – Line of Credit

The Company has a $75,000 line of credit established with its bank. Under the terms of the agreement, the Company may borrow any amount up to the maximum value of the line and will pay monthly interest at a rate of prime plus 7% on the unpaid balance. As of January 31, 2008, the Company had no outstanding borrowings against this credit line.

Note 8 – Stock Based Compensation

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

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R Share Based Payment (“SFAS No. 123R”) utilizing the modified prospective method. Under the modified prospective method, the measurement provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, measured under the original provisions of SFAS 123, “Accounting for Stock Based Compensation”, is recognized in net earnings in the periods after the date of adoption. The compensation cost charged to operations pursuant to SFAS No. 123R was $26,076 and $12,163 for the six-months ended January 31, 2008 and 2007, respectively and $844 and $5,830 for the three month period ended January 31, 2008 and 2007, respectively.

The fair value for options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the six months ended January 31, 2008 and 2007. The risk-free interest rate was derived from the U.S. Treasury yield curve in effect at the time of the grant and was assumed to be 2.11% and 4.88% for the six months ended January 31, 2008 and 2007, respectively. The volatility factor was determined based on an independent study and the assumed market volatility was 45% for both periods presented. The assumed dividend yield was 0% and an expected option life was assumed to be four years for both periods presented. The assumption for the expected life is based on evaluations of historical and expected future exercise behavior.

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

A summary of the status of the company’s options for the six months ended January 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Remaining Life

Balance at beginning of period	2,030,348	$0.28
Granted	75,000	$0.09
Cancelled or Expired	(333,000)	$0.15
Exercised	(367,074)	$0.01

Outstanding at end of period	1,405,274	$0.37	2.73

At January 31, 2008, intrinsic value of outstanding options was $10,164.

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

Note 9 – Per share calculations

Basic loss per share is computed as loss available to common stockholders divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the three and six-month periods ended January 31, 2008 and 2007, during which the Company reported a loss, 16,077,458 and 25,468,664, respectively, of options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive. Additionally, as of January 31, 2008 and 2007, there were no convertible securities outstanding.

Note 10 – Litigation

The Company is currently subject to a lawsuit with its former Chief Executive Officer. This lawsuit is in its early stage. Management believes there are meritorious defenses and claims against this action, but it is too early to predict the ultimate outcome of this dispute. Management believes that the probable resolution of this matter will not materially affect the financial position, results of operations or cash flows of the Company.

Note 11 – Equity Transactions

During the six-month period ended January 31, 2008 the Company issued 849,999 shares of common stock to three Directors for services rendered in accordance with the approved Board compensation plan. A total of $66,000 was charged to expense during this period, which was approximately equal to the fair market value of the shares at the time of issuance. In addition, 50,000 shares of common stock were issued to a member of management in accordance with the terms of his employment agreement. A total of $3,500 was charged to expense, which was approximately equal to the fair market value of the shares at the time of issuance.

During the six-months ended January 31, 2008 a total of 367,074 shares of common stock were issued as a result of the exercise of outstanding options, all with a strike price of $0.01. Of this total, 200,000 options were exercised by the President and CEO. The Company received proceeds of approximately $3,700.

Note 12 – Subsequent Event

In February 2008 the Company received $100,000 from the Chairman of the Board for the issuance of a note. The note, which is non-interest bearing, requires repayment in full eighteen months from the date of issuance. Also in February 2008 the Company repaid in full a $100,000 note payable to an investor which had matured.

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

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounted for 71% and 74%, respectively, of the revenue for the three and six-months ended January 31, 2008. We are paid a fee on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. For the three and six-months ended January 31, 2008, 29% and 26% respectively, of the revenue has been received from claims processing fees and other revenue. Other revenue consists mostly of the sale of estimating software, license fees, fees from taking first notice of loss reports, fees from service partners (ASP fees) and subrogation income.

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

We maintain an allowance for doubtful accounts for losses that we estimate will arise from the customers’ inability to make required payments. Collectability of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At January 31, 2008 the allowance for doubtful accounts was approximately $49,000.

Accounting for income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $10,380,000 as of January 31, 2008. The deferred tax asset consists mainly of net operating losses previously not realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the company has not reached profitability.

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

Management’s Operating Plan

We continue to pursue our growth strategy, the main points of which are outlined below, and have achieved success in fiscal 2008 in certain specific areas. We have recently concluded a modification to a client contract whereby we have migrated their business to our ASP model, thereby reducing significantly the costs associated with processing their business transactions. We have also completed the stand alone version of our “Audit Pro” estimating tool and anticipate deploying this product to several new clients beginning in the third quarter of fiscal 2008. We continue to enhance our current co-marketing relationships and continue to explore additional opportunities with other partners, both in the insurance industry and in compatible industries, which we anticipate will provide significant opportunities for revenue growth in the latter part of fiscal 2008 and into fiscal 2009. We have also substantially completed our business to consumer program and expect to have it deployed by the end of the third quarter of fiscal 2008.

Specifically, the main points of our growth strategy are as follows:

•	Grow direct sales channel.

•	Grow the number of Tier One insurance providers.

•	Expand our offerings of newly enhanced applications and tools to our existing client base on an ASP transactional or monthly license fee basis.

•

Explore possible new or additional strategic partners in the industry, or in compatible industries, who have a large client base and represent additional new sales with a short sales cycle and acquisition cost.

•	Convert our core application to a more scalable program language with a universal interface.

•

Roll out higher margin product lines. Management continues to make progress in building our operating margins by focusing on higher margin products and leveraging internally developed ASP/technologies that will allow other companies in related industries to significantly reduce labor costs and improve operating efficiencies, as is the case with “Audit Pro”, a programmatic electronic estimate auditing tool. We will release a stand alone version of “Audit Pro” in the third quarter of fiscal 2008 which functions as a rules based application that can be bolted onto any existing policy management software or integrated with newly developed claims modules. Many of these technologies have already been implemented in our operating processes and have shown themselves to be of significant value. By modifying the interface to these technologies, we can produce significant click fee revenue without adding significant operating costs. The target market for these technologies will include a wide range of organizations, including the largest (Tier 1) insurance companies.

•	Develop and deploy specialized niche programs that will require us to manage loss reserves on fleet generated risks.

•

Expand market driven offerings. We are exploring new and innovative ways to offer our shop network to the general public. We are currently developing a business to consumer product which we intend to have available by the end of the third quarter of fiscal 2008. Enrollment in this program by the consumer will allow them to obtain repairs on their damaged vehicles at a discounted rate through untilization of our shop network.

•

Reduce direct processing expense. We continue to review all aspects of our business processes and make changes where applicable, either through automation or consolidation of duties, which will achieve the desired result of reducing direct expense or increasing efficiencies.

Results of Operations

For the three and six-months ended January 31, 2008 compared to the three and six-months ended January 31, 2007.

Revenue

Total revenue for the three and six-months ended January 31, 2008 was approximately $1.6 million and $3.2 million, respectively. This is compared to the $3.4 million and $7.4 million, respectively, in revenue reported for the three and six-months ended January 31, 2007. During the three and six-months ended January 31, 2008 we derived 36% and 30% of our revenue from two customers. In April 2007, our formerly largest client completed their business migration off of our platform, thus ending our contractual relationship. This was the main reason for the decrease in total revenue as reported for the three and six-months ended January 31, 2008 as compared to the same time period in fiscal 2007.

For the three and six-months ended January 31, 2008, collision repair management revenue, including glass repair revenue, was approximately $.9 million and $2.0 million, respectively compared to $2.6 million and $5.8 million, respectively, for the three and six-months ended January 31, 2007. This decrease in revenue is the result of the loss of business from our formerly largest customer as described above as well as a reduction in revenue earned from customers acquired through our co-marketing agreement. As previously stated, the revenue from our co-marketing agreement is recorded at net, which significantly reduces the amount of gross revenue reported, although the overall gross margin is increased as a result of not having to pay the shops for the work performed.

Fleet repair revenue decreased by approximately $26,000 from approximately $207,000 for the three months ended January 31, 2007 to approximately $181,000 for the three months ended January 31, 2008. For the six months ended January 31, 2008, fleet repair revenue decreased by approximately $47,000 to approximately $381,000 from approximately $428,000 for the six months ended January 31, 2007. This decrease is due to normal business fluctuations from our existing fleet customers.

For the three and six-months ended January 31, 2008, fees and other revenue decreased approximately $112,000 and $362,000, respectively as compared to the three and six-months ended January 31, 2007. The year to date decrease is primarily the result of earning approximately $120,000 less revenue this year from current clients for taking first notice of loss reports, less transaction fee revenue and less gross revenue for sales of estimatic software. The sales of estimatic software decreased by approximately $94,000 and $200,000, respectively, for the three and six-months ended January 31, 2008 as compared to the three and six-months ended January 31, 2007. The primary reason for this decrease is due to a change in the estimatic sales program. The old program required the purchase and resale of each unit sold, whereas under the terms of the new program, we are paid a net commission for the units sold which results in lower revenue being reported for each sale. Transaction, license, subrogation and file handling fee revenue increased by approximately $33,000 for the three months ended January 31, 2008 and decreased by approximately $40,000 for the six-months ended January 31, 2008 as compared to the three and six-months ended January 31, 2007. The increase in fee revenue for the three months ended January 31, 2008 compared to the same period in fiscal 2007 is attributable to increased license fees received from a new client.

Claims Processing Charges

Claims processing charges include the costs of collision, fleet and glass repairs paid to repair shops within our repair shop network. Claims processing charges for the three and six-months ended January 31, 2008, were approximately $876,000 and approximately $1.8 million, respectively. This compares to approximately $2.3 million and approximately $5.2 million, respectively, for the three and six-months ended January 31, 2007. Claims processing charges are primarily the costs of collision repairs paid by us to our collision repair shop network.

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

Selling, General and Administrative (SG&A) Expenses

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone and internet charges, legal and other professional fees, and travel expenses. SG&A expenses for the three and six-months ended January 31, 2008 were approximately $1.0 million and $2.2 million, respectively. This represents decreases of 31% and 23%, respectively, from the approximately $1.5 million and the approximately $2.8 million for the three and six-months ended January 31, 2007. Payroll and benefit related expenses for the three and six-months ended January 31, 2008 totaled approximately $.6 million and $1.4 million respectively, compared to approximately $1.1 million and $2.0 million, respectively for the three and six-months ended January 31, 2007. The decrease in payroll expense and overall SG&A expense is primarily the result of the implementation of our staff reductions, which were put in place in April 2007, as well as expense reductions in telephone expense, professional fees and travel expense.

SG&A expenses also include non-cash charges. These non-cash charges, excluding depreciation and changes to the bad debt reserve, totaled approximately $30,000 and $63,000 for the three and six-months ended January 31, 2008. The non-cash charges for the three months ended January 31, 2008 included approximately $37,000 of common stock issued to pay fees to directors for services rendered and to members of management as per their employment agreements and approximately $1,000 expensed as result of implementing SFAS 123R, which requires expensing of stock options as they become vested. In addition, a reduction to non-cash expense of approximately $27,000 was realized as a result of recognizing the gain on our building sale-leaseback transaction. Approximately $2,000 was amortized for the discount on the notes payable and $17,000 was expensed for the impairment of assets. For the three month period ending January 31, 2007 the non-cash charges, excluding depreciation and changes in the bad debt reserve, totaled approximately $30,000. This included approximately $51,000 of common stock issued to pay fees to directors and management according to terms of their service. In addition, a charge of approximately $6,000 was taken as a result of implementing SFAS 123R. We also recognized a reduction to non-cash expense of approximately $27,000 for the three months ended January 31, 2007 as a result of recognizing the gain on our building sale-leaseback transaction.

For the six months ended January 31, 2008, non-cash charges, excluding depreciation and changes to the bad debt reserve, totaled approximately $63,000. This included approximately $69,000 for stock issued to directors and management according to agreements for services rendered, approximately $5,000 for amortization on the discount for the notes payable, approximately $26,000 for expensing of stock options according to SFAS 123R and $17,000 for the impairment of assets. A reduction to non-cash expense of approximately $54,000 was realized as a result of recognizing the gain on our building sale-leaseback transaction. For the six months ended January 31, 2007, non-cash charges, excluding depreciation and changes to the bad debt reserve, totaled approximately $169,000. This included approximately $211,000 for stock issued to directors for services rendered and management according to the terms of their employment agreements and approximately $12,000 for expensing of stock options according to SFAS 123R. A reduction to non-cash expense of approximately $54,000 was realized as a result of recognizing the gain on our building sale-leaseback transaction.

Also included in the SG&A is interest expense related to capital leases and notes payable. For the three and six-months ended January 31, 2008, this interest expense totaled approximately $26,000 and $52,000 respectively, of which approximately $17,000 and $33,000 respectively, was for the notes payable. This compares to interest expense on capital leases of approximately $4,000 and $9,000for the three and six-months ended January 31, 2007.

Depreciation

Depreciation of property and equipment of approximately $109,000 and $217,000 respectively, was recognized in the three and six-months ended January 31, 2008. This is compared to approximately $115,000 and $227,000 respectively, for the three and six-months ended January 31, 2007.

Net Income/Loss

For the three and six-months ended January 31, 2008 net loss totaled approximately $434,000 and $1,086,000, respectively. This amount includes approximately $27,000 and $54,000 respectively, of the gain recognized on our building sale-leaseback transaction and approximately $139,000 and approximately $280,000 respectively, of non-cash charges, including depreciation. Net loss for the three and six-months ended January 31, 2007 was approximately $516,000 and approximately $802,000 respectively, including approximately $27,000 and $54,000 respectively of the gain recognized on our building sale-leaseback transaction and approximately $145,000 and approximately $396,000 respectively, of non-cash charges, including depreciation.

Liquidity and Capital Resources

At January 31, 2008, we had approximately $353,000 in cash and cash equivalents. This is a decrease of approximately $442,000 from July 31, 2007. We have a working capital deficiency of approximately $2.3 million as of January 31, 2008 compared to a deficiency of approximately $2.9 million as of January 31, 2007.

We have a $75,000 line of credit established with a bank. Under the terms of the agreement, we may borrow any amount up to the maximum value of the line and will pay monthly interest at a rate of prime plus 7% on the unpaid balance. As of January 31, 2008, we had no outstanding borrowings against this credit line.

We believe that cash generated from operations, will be sufficient to meet our working capital requirements for the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. During the period ended January 31, 2008 we have added $410,000 to working capital as a result of receiving a non-interest bearing loan from a shareholder in the amount of $100,000 and by restructuring our agreement with the beneficiary of an outstanding Letter of Credit which reduced the requirement from $730,000 to $420,000 and allowed $310,000 to be returned to working capital. We are currently working on obtaining additional funding through the exercise of outstanding warrants, as well as exploring additional options to secure the required funds. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period or that we will be able to generate capital from any future sale of our securities.

Debt and Contractual Obligations

Our commitments for debt and other contractual arrangements as of January 31, 2008 are summarized as follows:

	Twelve months ending January 31,
	2009	2010	2011	2012	Thereafter	Total

Property lease	$277,000	$286,000	$295,000	$303,000	$259,000	$1,420,000
Equipment lease	96,000	103,000	35,000			234,000
Notes payable	550,000	100,000				650,000
Employee compensation	794,000	236,000	22,000			1,052,000
	$1,717,000	$725,000	$352,000	$303,000	$259,000	$3,356,000

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of January 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended January 31, 2008. We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In December 2007, Mr. Eric Seidel, former President and CEO, filed a complaint, case number 07013596CT, in the Circuit Court of the Sixth Judicial Circuit for the State of Florida, County of Pinellas Civil Division, in which Mr. Seidel alleges we breached certain provisions of his employment agreement regarding severance payments Mr. Seidel alleges are due him under the terms of his agreement. He is seeking a judgment of $91,580 plus reasonable attorney fees and court costs. We have filed an answer to this complaint denying all allegations and have filed a counter-claim alleging Mr. Seidel was not entitled to severance payments according to the terms of his departure and was erroneously paid for a period of approximately six months. We are seeking return of all monies paid to Mr. Seidel after his departure from the Company, which amount to approximately $77,000. This case is in the early stages. Although we believe we have meritorious defenses and claims against Mr. Seidel and intend to vigorously defend against this action, it is too early to predict with any certainty the ultimate outcome.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 31, 2008 we issued 549,999 shares of common stock to three Directors for services rendered in accordance with the approved Board compensation plan. We also issued 50,000 shares of common stock on January 7, 2008 to a member of management in accordance with his employment agreement.

All such shares were issued pursuant to Section 4.2 of the Securities Act of 1933 and Regulation D promulgated thereunder. Each person to whom shares were issued is an “Accredited Investor” as defined in Regulation D.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 20, 2007, at our annual meeting of stockholders, the following proposal was approved:

Proposal 1:   The election of the following directors

	For	Authority Withheld
Jeffrey D. Dickson	67,322,145	2,453,353
William Austin Lewis IV	65,882,144	3,893,354
Christopher Korge	67,382,145	2,393,353
John K.Pennington	65,882,144	3,893,354
Larry C. Colton	65,822,144	3,953,354

A total of 69,775,498 votes were cast, representing approximately 74% of the outstanding shares. Election to the board of directors required an affirmative vote of a majority of the outstanding shares.

ITEM 5.   OTHER INFORMATION

None

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

Date:	March 13, 2008	By:	/s/ Jeffrey Dickson
Jeffrey Dickson, President and Chief Executive Officer

Date:	March 13, 2008	By:	/s/ Larry Colton
Larry Colton, Chief Financial Officer and Principal Accounting Officer