Form 10QSB
period 2008-04-30
EAUTOCLAIMS, INC
filed 2008-06-13
CIK 1034694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 30, 2008

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, $.001 par value, as of May 31, 2008: 113,312,667 shares

Transitional Small Business Disclosure Format	☐ Yes	☒ No

EAUTOCLAIMS, INC.

INDEX TO FORM 10-QSB

_________________________________________

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

EAUTOCLAIMS, INC.

BALANCE SHEETS

	April 30, 2008 (unaudited)	July 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$61,986	$795,047
Accounts receivable, less allowance for doubtful accounts of $33,000 and $50,000 respectively	170,325	259,341
Prepaid expenses and other current assets	78,787	88,415
Total current assets	311,098	1,142,803

Property and equipment, net of accumulated depreciation	726,845	846,340
Restricted cash	420,000	730,000
Goodwill	1,081,843	1,093,843
Other assets	30,800	35,800
Deferred income tax asset, net of valuation allowance of $10,287,000 and $10,903,000 respectively

Total Assets	$2,570,586	$3,848,786

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable, advanced payments and accrued expenses	$2,046,039	$2,061,060
Notes payable, net of unamortized discount	450,000	546,289
Current portion of capital lease obligation	96,973	114,988
Current portion of deferred gain on building sale	108,135	108,135
Total current liabilities	2,701,147	2,830,472

Deferred gain on building sale, net of current portion	396,500	477,599
Note Payable-Related Party	200,000
Capital lease obligation	113,075	198,924
Total liabilities	3,410,722	3,506,995

Stockholders’ Equity (Deficiency):

Convertible preferred stock - $.001 par value; authorized 5,000,000 shares
No shares outstanding
Common stock - $.001 par value; authorized 150,000,000 shares, issued and outstanding 96,169,811 and 93,736,071 shares respectively	96,170	93,736
Additional paid-in capital	30,871,521	30,739,288
Accumulated deficit	(31,760,645)	(30,444,051)
Treasury Stock, at cost, 238,536 shares	(47,182)	(47,182)
Stockholders’ Equity (Deficiency)	(840,136)	341,791
Total Liabilities and Stockholders’ Equity (Deficiency)	$2,570,586	$3,848,786

EAUTOCLAIMS, INC.

STATEMENTS OF OPERATIONS

	Three-month Period Ended April 30, 2008	Three-month Period Ended April 30, 2007	Nine-month Period Ended April 30, 2008	Nine-month Period Ended April 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue:
Collision repairs management	$820,904	$2,100,202	$2,786,907	$7,938,649
Fleet repairs management	160,325	283,852	541,473	711,631
Fees and other revenue	485,188	418,937	1,290,821	1,587,021

Total revenue	1,466,417	2,802,991	4,619,201	10,237,301

Expenses:
Claims processing charges	775,533	1,966,399	2,617,276	7,148,910
Selling, general and administrative	813,391	1,692,365	2,993,250	4,518,816
Depreciation and amortization	108,356	109,665	325,269	336,573
Total expenses	1,697,280	3,768,429	5,935,795	12,004,299
Gain on Contract Termination		1,836,327		1,836,327
Net (Loss) Income	$(230,863)	$870,889	$(1,316,594)	$69,329

Earnings (loss) per common share-basic and diluted
Basic	$0.00	$0.01	$(0.01)	$0.00
Diluted	$0.00	$0.01	$(0.01)	$0.00

Weighted-average number of common shares outstanding
Basic	95,003,144	82,753,814	94,399,408	82,083,092
Diluted	95,003,144	83,174,367	94,399,408	82,568,179

EAUTOCLAIMS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

Nine-month period ended April 30, 2008 (unaudited)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Stockholders' Equity (Deficiency)
	Shares	Amount
Balance at July 31, 2007	93,736,071	$93,736	$30,739,288	$(30,444,051)	$(47,182)	$341,791

Issuance of common stock upon exercise of options	367,074	367	3,304			3,671

Issuance of common stock for services	2,066,666	2,067	102,433			104,500

Vesting of options granted to employees			26,496			26,496

Net loss				(1,316,594)		(1,316,594)

Balance at April 30, 2008	96,169,811	$96,170	$30,871,521	$(31,760,645)	$(47,182)	$(840,136)

EAUTOCLAIMS, INC.

STATEMENTS OF CASH FLOWS

	Nine-month Period Ended April 30, 2008	Nine-month Period Ended April 30, 2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net (loss) income	$(1,316,594)	$69,329
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	325,269	336,573
Non-cash compensation expense	104,500	319,373
Impairment expense	17,000	—
Recognition of deferred gain on building sale	(81,099)	(81,097)
Bad debts	(17,000)	(6,000)
Gain on contract termination	—	(1,836,327)
Amortization of debt discount	5,156	859
Vesting of options granted to employees	26,496	15,351
Changes in operating assets and liabilities
Accounts receivable	106,016	165,935
Prepaid expenses and other assets	9,628	(43,177)
Accounts payable, advance payments and accrued expenses	(16,466)	(5,249)
Net cash used in operating activities	(837,094)	(1,064,430)

Cash flows from investing activities:
Purchases of property and equipment	(205,774)	(289,344)
Change in restricted cash	310,000	(730,000)
Proceeds from note payable related party	200,000
Principal payment on note payable	(100,000)

Net cash provided by provided by (used in) investing activities	204,226	(1,019,344)

Cash flows from financing activities:
Proceeds from exercise of warrants		300,000
Proceeds from notes payable	550,000
Proceeds from exercise of options	3,671	4,154
Purchase of treasury stock		(15,557)
Principal payments on capital lease	(103,864)	(75,265)
Net cash (used in) provided by financing activities	(100,193)	763,332

Net decrease in cash and cash equivalents	(733,061)	(1,320,442)

Cash and cash equivalents at beginning of period	795,047	1,524,239

Cash and cash equivalents at end of period	$61,986	$203,797

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$73,835	$26,877

Supplemental disclosure of noncash investing and financing activities:
Equipment acquired by capital lease		$43,017
Discount on notes payable relating to warrants		$5,156

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

_______________________________________________________

Note 1 - Basis of presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims, Inc. as of April 30, 2008 and its results of operations and cash flows for the three and nine-month periods ended April 30, 2008 and 2007. Results of operations for the three and nine-month periods ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.

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

During the three and nine-months ended April 30, 2008 the Company has 46% and 42% of its revenue from three customers.

Fair Value

The carrying value of accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of short-term maturity. The fair value of the notes payable approximate their principal amount.

Warranty

The Company provides a warranty on the repairs performed at its network shops and an accrual of $20,000 has been established as of April 30, 2008 for estimated future warranty costs. This accrual amount is reviewed periodically and adjusted as necessary based on factors including historical warranty expense and current economic trends.

Advertising Expense

The Company expenses costs for advertising as they are incurred. In the three and nine-months ended April 30, 2008, a total of $567 and $2,430, respectively, was expensed for advertising. This compares to $2,740 and $5,240, respectively, expensed for advertising in the three and nine-months ended April 30, 2007.

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

Impairment

The Company identifies and records impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. During the nine months ended April 30, 2008 the Company recorded $17,000 of expense for impairment of goodwill and from the write-off of software that were no longer in use.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effects, if any, that SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, or SFAS No. 141(R). This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt this statement, as applicable, in its fiscal year beginning August 1, 2009.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, or SFAS 161. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedging items, bifurcated derivatives, and non derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the effects, if any, that SFAS 161 will have on its financial statements.

Note 3 – Restricted Cash

At April 30, 2008, the Company had $420,000 in a certificate of deposit as collateral for a Letter of Credit issued to satisfy a contractual requirement with a client. In January 2008 the Company reached an agreement with the beneficiary of this Letter of Credit to reduce the required amount from $730,000 to $420,000. Accordingly, the Company reduced the value of the certificate of deposit being held as collateral for the Letter of Credit from $730,000 to $420,000 and returned $310,000 to working capital. According to the terms of the agreement, the client has the right to draw on the Letter of Credit if the client elects to terminate the contract, which has approximately two years remaining on the original three-year term, in the event the Company fails to meet certain service level and financial covenants. Failure to meet these covenants does not automatically invoke the contract termination. The Company also has the ability to reduce further or terminate the Letter of Credit when certain financial benchmarks are attained.

Note 4 – Notes Payable

The Company received a total of $550,000 from the issuance of notes in February and March 2007 to multiple investors. The proceeds were used to help fund the CD used as collateral for a Letter of Credit. The one-year notes, which required repayment in full of the principal on various dates between February 8, 2008 and March 30, 2008, paid monthly interest at a rate of 12%. In addition to the interest earned, each investor received three-year, $0.16 warrants to purchase shares of the Company’s common stock equal to 93,750 warrants for each $50,000 invested. A total of 1,031,250 warrants were issued to these investors. The Company also agreed that, in the event of default of the principal repayment, each investor would be issued shares of the Company’s common stock in an amount equal to 450,000 shares for each $50,000 invested and additional warrants equal to 30% of the amount invested. Under these terms, if a default occurred, the Company would be required to issue a total of 4,950,000 shares and 165,000 additional new three-year warrants with an exercise price equal to eighty percent (80%) of the average closing price per share of the Company’s common stock for a period of ten (10) consecutive    business days ending immediately prior to the date which causes a default.

During the period ended April 30, 2008 the Company repaid holders of notes a total of $100,000 and reached agreement with the holders of the remaining notes to extend the maturity dates under the same terms and conditions as under the original agreement. Under the extended agreements, $200,000 of the notes now mature in September 2008 and $250,000 of the notes now mature in February and March 2009. The Company will continue to pay monthly interest at 12% to the note holders until the new maturity dates. The number of shares and warrants that would be required to be issued to current note holders in the event of a default has therefore been reduced to 4,050,000 shares and 135,000 warrants to reflect the effect of the repayment of $100,000 of the original notes.

In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), proceeds received from the sale of debt with detachable stock purchase warrants should be allocated to both debt and warrants based on their relative fair value, with the portion allocable to the warrants to be accounted for as Additional Paid in Capital and reduce the carrying value of debt. In order to determine the fair value of the warrants, the Company hired an outside investment firm who employed several valuation models to arrive at a value of $5,156 for the warrants. This amount was amortized to interest expense over the initial twelve-month term of the notes. At April 30, 2008, the discount on the notes had been amortized in full.

Note 5 – Related Party Transaction

The Company received $100,000 for working capital in January 2008 and $100,000 in February 2008 from the Chairman of the Board for the issuance of notes. The notes, which are non-interest bearing, require repayment in full eighteen months from the dates of issuance.

Note 6 – Line of Credit

The Company has a $75,000 line of credit established with its bank. Under the terms of the agreement, the  Company may borrow any amount up to the maximum value of the line and will pay monthly interest at a rate of prime plus 7% on the unpaid balance. As of April 30, 2008, the Company had no outstanding borrowings against this credit line.

Note 7 – Stock Based Compensation

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

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS No. 123R”) utilizing the modified prospective method. Under the modified prospective method, the measurement provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, measured under the original provisions of SFAS 123, “Accounting for Stock Based Compensation”, is recognized in net earnings in the periods after the date of adoption. The compensation cost charged to operations pursuant to SFAS No. 123R for employee stock options was $26,496 and $15,351 for the nine-months ended April 30, 2008 and 2007, respectively and $420 and $3,188 for the three month periods ended April 30, 2008 and 2007, respectively.

The fair value for options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the nine months ended April 30, 2008 and 2007. The risk-free interest rate was derived from the U.S. Treasury yield curve in effect at the time of the grant and was assumed to be 1.94% and 4.88% for the nine months ended April 30, 2008 and 2007, respectively. The volatility factor was determined based on an independent study and the assumed market volatility was 45% for both periods presented. The assumed dividend yield was 0% and an expected option life was assumed to be four years for both periods presented. The assumption for the expected life is based on evaluations of historical and expected future exercise behavior.

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

A summary of the status of the Company’s options for the nine months ended April 30, 2008 is as follows:

	Shares	Weighted Average exercise Price	Remaining Life

Balance at beginning of period	2,030,348	$0.28
Granted	112,500	$0.07
Cancelled or Expired	(413,500)	$0.15
Exercised	(367,074)	$0.01

Outstanding at end of period	1,362,274	$0.37	2.72

At April 30, 2008, intrinsic value of outstanding options was $4,065.

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

Note 8 – Per share calculations

Basic loss per share is computed as loss available to common stockholders divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the three and nine-month periods ended April 30, 2008, during which the Company reported a loss, 13,396,958 of options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive. Additionally, as of April 30, 2008 and 2007, there were no convertible securities outstanding.

Note 9 – Litigation

In April 2008, the Company reached a settlement with its former Chief Executive Officer regarding a lawsuit filed against the Company by him in December 2007. Under terms of the agreement, the Company paid the former CEO a total of $10,000.

Note 10 – Equity Transactions

During the nine-month period ended April 30, 2008 the Company issued 2,016,666 shares of common stock to three Directors for services rendered in accordance with the approved Board compensation plan. A total of $101,000 was charged to expense during this period, which was approximately equal to the fair market value of the shares at the time of issuance. In addition, 50,000 shares of common stock were issued to a member of management in accordance with the terms of his employment agreement. A total of $3,500 was charged to expense, which was approximately equal to the fair market value of the shares at the time of issuance.

During the nine-months ended April 30, 2008 a total of 367,074 shares of common stock were issued as a result of the exercise of outstanding options, all with a strike price of $0.01. Of this total, 200,000 options were exercised by the President and CEO. The Company received proceeds of $3,671.

Note 11 – Subsequent Event

In May 2008, the Chairman of the Board agreed to convert his $200,000 in outstanding notes payable into shares of the Company’s common stock at the fair market value of $.035 per share. A total of 5,714,285 shares were issued as a result of this conversion. Also in May, 2008, the Company raised an additional $400,000 for working capital purposes from the Chairman through the issuance of shares and warrants of the Company’s common stock. As a result of this transaction, the Company issued a total of 11,428,571 shares to the Chairman at the approximate fair market value of $.035 per share. The Company also issued a three year warrant to the Chairman of the Board to purchase 8,571,428 shares of the Company’s common stock at an exercise price of $.035 per share. The Company paid a total of $24,000 to an agent for helping to facilitate this transaction.

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

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounted for 67% and 72%, respectively, of the revenue for the three and nine-months ended April 30, 2008. We are paid a fee on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. For the three and nine-months ended April 30, 2008, 33% and 28% respectively, of the revenue has been received from claims processing fees and other revenue. Other revenue consists mostly of the sale of estimating software, license fees, fees from taking first notice of loss reports, fees from service partners (ASP fees) and subrogation income.

We are currently focused on transitioning the company to more of a technology provider and less of an outsourcing business model. The majority of our resources will evolve to marketing products and web services where we serve in the capacity of an Application Service Provider (ASP). Our applications are user-friendly, customizable to meet the client’s unique workflow, and are scalable. The applications currently offered under the ASP category include eJusterSuite, AuditPro, the Appraisal Management System, eAuto Remarketing and several custom applications for automotive collision and auto glass industry repair providers.

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

We maintain an allowance for doubtful accounts for losses that we estimate will arise from the customers’ inability to make required payments. Collectability of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At April 30, 2008 the allowance for doubtful accounts was approximately $33,000.

Accounting for income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $10,287,000 as of April 30, 2008. The deferred tax asset consists mainly of net operating losses previously not realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the Company has not reached profitability.

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

Management’s Operating Plan

We continue to pursue our growth strategy, the main points of which are outlined below, and have achieved success in fiscal 2008 in certain specific areas. We have recently concluded a modification to a client contract whereby we have migrated their business to our ASP model, thereby reducing significantly the costs associated with processing their business transactions. We have also completed the stand alone version of our “Audit Pro” estimating tool and anticipate deploying this product to several new clients. We continue to enhance our current co-marketing relationships and continue to explore additional opportunities with other partners, both in the insurance industry and in compatible industries, including financial institution markets, which we anticipate will provide significant opportunities for revenue growth in the latter part of fiscal 2008 and into fiscal 2009. We have also completed our business to consumer (B2C) program which was deployed in the third quarter of fiscal 2008.

Specifically, the main points of our growth strategy are as follows:

•	Grow direct sales channel.

•	Grow the number of Tier One insurance providers for stand alone AuditPro.

•	Open the financial institution markets using eAutoRemarketing.

•	Expand our offerings of newly enhanced applications and tools to our existing client base on an ASP transactional or monthly license fee basis.

•

Explore possible new or additional strategic partners in the industry, or in compatible industries, who have a large client base and represent additional new sales with a short sales cycle and acquisition cost.

•	Convert our core application to a more scalable program language with a universal interface.

•

Roll out higher margin product lines. Management continues to make progress in building our operating margins by focusing on higher margin products and leveraging internally developed ASP/technologies that will allow other companies in related industries to significantly reduce labor costs and improve operating efficiencies, as is the case with “Audit Pro”, a programmatic electronic estimate auditing tool. We released a stand alone version of “Audit Pro” in the third quarter of fiscal 2008 which functions as a rules based application that can be bolted onto any existing policy management software or integrated with newly developed claims modules. Many of these technologies have already been implemented in our operating processes and have shown themselves to be of significant value. By modifying the interface to these technologies, we can produce significant click fee revenue without adding significant operating costs. The target market for these technologies will include a wide range of organizations, including the largest (Tier 1) insurance companies, automobile auction companies, whole car remarketing companies and any other institutional facility that requires a scrubbed damage estimate.

•	Develop and deploy specialized niche programs that will require us to manage loss reserves on fleet generated risks.

•

Expand market driven offerings. We are exploring new and innovative ways to offer our shop network to the general public. We have developed a business to consumer product which was compleed in the third quarter of fiscal 2008. Enrollment in this program by the consumer will allow them to obtain repairs on their damaged vehicles at a discounted rate through utilization of our shop network.

•

Reduce direct processing expense. We continue to review all aspects of our business processes and make changes where applicable, either through automation or consolidation of duties, which will achieve the desired result of reducing direct expense or increasing efficiencies.

Results of Operations

For the three and nine-months ended April 30, 2008 compared to the three and nine-months ended April 30, 2007.

Revenue

Total revenue for the three and nine-months ended April 30, 2008 was approximately $1.5 million and $4.6 million, respectively. This is compared to the $2.8 million and $10.2 million, respectively, in revenue reported for the three and nine-months ended April 30, 2007. During the three and nine-months ended April 30, 2008 we derived 46% and 42% of our revenue from three customers combined. In April 2007, our formerly largest client completed their business migration off of our platform, thus ending our contractual relationship. This was the main reason for the decrease in total revenue as reported for the three and nine-months ended April 30, 2008 as compared to the same time period in fiscal 2007.

For the three and nine-months ended April 30, 2008, collision repair management revenue, including glass repair revenue, was approximately $.8 million and $2.8 million, respectively compared to $2.1 million and $7.9 million, respectively, for the three and nine-months ended April 30, 2007. This decrease in revenue is the result of the loss of business from our formerly largest customer as described above as well as a reduction in revenue earned from customers acquired through our co-marketing agreement. As previously stated, the revenue from our co-marketing agreement is recorded at net, which significantly reduces the amount of gross revenue reported, although the overall gross margin is increased as a result of not having to pay the shops for the work performed.

Fleet repair revenue decreased by approximately $124,000 from approximately $284,000 for the three months ended April 30, 2007 to approximately $160,000 for the three months ended April 30, 2008. For the nine months ended April 30, 2008, fleet repair revenue decreased by approximately $170,000 to approximately $542,000 from approximately $712,000 for the nine months ended April 30, 2007. The decrease for fiscal 2008 year to date is due to fewer claims being processed through normal business fluctuations from our existing fleet customers. The decrease for the three months ended April 30, 2008 as compared to April 30, 2007 is primarily a result of an unusually high number of claims processed by existing customers in 2007.

For the three months ended April 30, 2008, fees and other revenue increased approximately $66,000 as compared to the three months ended April 30, 2007. The net increase is primarily the result of license fees received from a new client which were not received during the same period in fiscal 2007 offsetting the lower estimatic sales and lower transaction fee revenue received in fiscal 2008 as a result of the loss the from the client noted above. For the nine months ended April 30, 2008, fees and other revenue decreased approximately $296,000 as compared to the nine months ended April 30, 2007. The year to date decrease is primarily the result of earning approximately $114,000 less revenue this year from current clients for taking first notice of loss reports, less transaction fee revenue as a result of the loss of the client noted above and less overall gross revenue for sales of estimatic software. The sales of estimatic software decreased by approximately $244,000 for the nine-months ended April 30, 2008 as compared to the nine-months ended April 30, 2007. The primary reason for this decrease is due to a change in the estimatic sales program. The old program required the purchase and resale of each unit sold, whereas under the terms of the new program, we are paid a net commission for the units sold which results in lower revenue being reported for each sale. These revenue reductions were partially offset primarily by the license fee revenue from a new client earned in 2008 which was not received in 2007.

Claims Processing Charges

Claims processing charges include the costs of collision, fleet and glass repairs paid to repair shops within our repair shop network. Claims processing charges for the three and nine-months ended April 30, 2008, were approximately $776,000 and approximately $2.6 million, respectively. This compares to approximately $2.0 million and approximately $7.1 million, respectively, for the three and nine-months ended April 30, 2007. Claims processing charges are primarily the costs of collision repairs paid by us to our collision repair shop network and the increase or decrease of these costs is a function of the increase or decrease of the repair and fleet revenues earned during the period.

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

Selling, General and Administrative (SG&A) Expenses

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone and internet charges, legal and other professional fees, and travel expenses. SG&A expenses for the three and nine-months ended April 30, 2008 were approximately $.8 million and $3.0 million, respectively. This represents decreases of 52% and 34%, respectively, from the approximately $1.7 million and the approximately $4.5 million for the three and nine-months ended April 30, 2007. Payroll and benefit related expenses for the three and nine-months ended April 30, 2008 totaled approximately $.5 million and $1.7 million respectively, compared to approximately $.7 million and $2.4 million, respectively for the three and nine-months ended April 30, 2007. The decrease in payroll expense and overall SG&A expense for the nine-months ended April 30, 2008 is primarily the result of the implementation of staff reductions, as well as expense reductions associated with new telephone contracts ($17,000), significant reductions in professional fees ($348,000), reductions due to settlements of legal issues ($287,000) and reductions due to curtailment of travel ($31,000).

SG&A expenses also include non-cash charges. These non-cash charges, excluding depreciation and changes to the bad debt reserve, totaled approximately $9,000 for the three months ended April 30, 2008. This included approximately $35,000 of common stock issued to pay fees to directors for services rendered and to members of management as per their employment agreements and approximately $1,000 expensed as result of implementing SFAS 123R, which requires expensing of stock options as they become vested, and amortization of debt discount on notes payable. In addition, a reduction to non-cash expense of approximately $27,000 was realized as a result of recognizing the gain on our building sale-leaseback transaction. For the three month period ended April 30, 2007 the non-cash charges, excluding depreciation and changes in the bad debt reserve, totaled approximately $85,000. This included approximately $108,000 of common stock issued to pay fees to directors and management according to terms of their service. In addition, a charge of approximately $3,000 was taken as a result of implementing SFAS 123R and approximately $1,000 was expensed to amortize the debt discount on notes payable. We also recognized a reduction to non-cash expense of approximately $27,000 for the three months ended April 30, 2007 as a result of recognizing the gain on our building sale-leaseback transaction.

For the nine months ended April 30, 2008, non-cash charges, excluding depreciation and changes to the bad debt reserve, totaled approximately $72,000. This included approximately $105,000 for stock issued to directors and management according to agreements for services rendered, approximately $5,000 for amortization on the discount for the notes payable, approximately $26,000 for expensing of stock options according to SFAS 123R and $17,000 for the impairment of assets no longer in service. A reduction to non-cash expense of approximately $81,000 was realized as a result of recognizing the gain on our building sale-leaseback transaction. For the nine months ended April 30, 2007, non-cash charges, excluding depreciation and changes to the bad debt reserve, totaled approximately $254,000. This included approximately $319,000 for stock issued to directors for services rendered and management according to the terms of their employment agreements. Approximately $15,000 was incurred for expensing of stock options according to SFAS 123R and $1,000 was expensed to amortize the debt discount on notes payable. A reduction to non-cash expense of approximately $81,000 was realized as a result of recognizing the gain on our building sale-leaseback transaction.

Also included in the SG&A is interest expense related primarily to capital leases and notes payable. For the three and nine-months ended April 30, 2008, this interest expense totaled approximately $28,000 and $74,000 respectively, of which approximately $25,000 and $67,000 respectively, was for capital leases and notes payable. This compares to interest expense of approximately $18,000 and $27,000, respectively, for the three and nine-months ended April 30, 2007 of which $15,000 and $24,000, respectively was for capital leases and notes payable. The increase in interest expense was primarily due to the payment of interest on the notes for a full nine months in fiscal 2008 as compared to only two months of interest on notes for the same period in fiscal 2007.

Depreciation

Depreciation of property and equipment of approximately $108,000 and $325,000 respectively, was recognized in the three and nine-months ended April 30, 2008. This is compared to approximately $110,000 and $337,000 respectively, for the three and nine-months ended April 30, 2007.

Net Income/Loss

For the three and nine-months ended April 30, 2008 net loss totaled approximately $231,000 and $1,317,000, respectively. This amount includes approximately $27,000 and $81,000 respectively, of the gain recognized on our building sale-leaseback transaction and approximately $117,000 and approximately $397,000 respectively, of non-cash charges, including depreciation. Net income for the three and nine-months ended April 30, 2007 was approximately $871,000 and approximately $69,000 respectively, and includes approximately $27,000 and $81,000 respectively of the gain recognized on our building sale-leaseback transaction and approximately $195,000 and approximately $591,000 respectively, of non-cash charges, including depreciation. The net income amounts for three and nine-months ended April 30, 2007 also included approximately $1.8 million of gain on terminated contracts.

Liquidity and Capital Resources

At April 30, 2008, we had approximately $62,000 in cash and cash equivalents. This is a decrease of approximately $733,000 from July 31, 2007. We have a working capital deficiency of approximately $2.4 million as of April 30, 2008 compared to a deficiency of approximately $2.5 million as of April 30, 2007.

We have a $75,000 line of credit established with a bank. Under the terms of the agreement, we may borrow any amount up to the maximum value of the line and will pay monthly interest at a rate of prime plus 7% on the unpaid balance. As of April 30, 2008, we had no outstanding borrowings against this credit line.

During the period ended April 30, 2008 we have added $100,000 to working capital as a result of receiving a non-interest bearing loan from our Chairman of the Board. We have also received an additional $400,000 for working capital in May 2008 through an equity investment from our Chairman of the Board. We are also currently working on obtaining additional funding through the exercise of outstanding warrants, as well as exploring additional options to secure the required funds. We are also entertaining the sale of our current Business Process Outsourcing and First Notice Of Loss business. We believe that cash generated from operations, will be sufficient to meet our working capital requirements for the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period or that we will be able to generate capital from any future sale of our securities.

Debt and Contractual Obligations

Our commitments for debt and other contractual arrangements as of April 30, 2008 are summarized as follows:

	Twelve months ending April 30,
	2009	2010	2011	2012	Thereafter	Total

Property lease	$280,000	$288,000	$297,000	$305,000	$181,000	$1,351,000
Equipment lease	97,000	105,000	8,000			210,000
Notes payable	450,000	200,000				650,000
Employee compensation	704,000	225,000				929,000
	$1,531,000	$818,000	$305,000	$305,000	$181,000	$3,140,000

We lease equipment and facilities under non-cancelable capital and operating leases expiring on various dates through 2013. The main operating lease consists of a 7-year lease for 30,000 square feet of a 62,000 square foot facility. This lease runs through December 2012. Our rent for 2008, including applicable taxes, is $23,005 per month and increases 3% each year through the remaining life of the lease.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of April 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended April 30, 2008. We have not identified any significant deficiency or material weakness in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In December 2007, Mr. Eric Seidel, former President and CEO, filed a complaint, case number 07013596CT, in the Circuit Court of the Sixth Judicial Circuit for the State of Florida, County of Pinellas Civil Division, in which Mr. Seidel alleged we breached certain provisions of his employment agreement regarding severance payments Mr. Seidel alleged are due him under the terms of his agreement. He was seeking a judgment of $91,580 plus reasonable attorney fees and court costs. We filed an answer to this complaint denying all allegations and filed a counter-claim alleging Mr. Seidel was not entitled to severance payments according to the terms of his departure and was erroneously paid for a period of approximately six months. At Mr. Seidel’s request we entered into a mediation which was held on April 3, 2008. We reached a settlement with Mr. Seidel for $10,000, agreed to lift the legend on all his remaining common stock holdings and an agreement for mutual non-disparagement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2008 we issued 1,166,667 shares of common stock to three Directors for services rendered in accordance with the approved Board compensation plan.

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

Date:	June 13, 2008	By:	/s/ Jeffrey Dickson
Jeffrey Dickson, President and Chief Executive Officer

Date:	June 13, 2008	By:	/s/ Larry Colton
Larry Colton, Chief Financial Officer and Principal Accounting Officer