Form 10KSB
period 2008-07-31
EAUTOCLAIMS, INC
filed 2008-12-19
CIK 1034694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form,, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Issuer’s revenues for the most recent fiscal year: $5,780,080

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of October 31, 2008: $1,135,613

The number of shares outstanding of the Issuer’s Common Stock, $.001 par value, as of October 31, 2008 was 114,479,334.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

FORM 10KSB - Index

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

          We control the vehicle repair process from the reporting of the accident through the satisfactory repair of damage. We bring together and coordinate the activities of the insurance company, their insured, and the various parties involved in evaluating a claim, negotiating the cost of the repair, and performing necessary repair services. We have contracted with approximately 2,500 body shops throughout the United States to repair vehicles. These shops, referred to as our “provider network,” provide us a discount on the vehicle repair because of the volume of repairs we provide to them. Since we audit every line of every repair estimate and because we share a portion of the volume discount with our customer, we are able to lower the average cost being paid by our customer.

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

          In March 2004, we entered into a Co-Marketing Agreement with ADP Claims Service Group (“ADP”), pursuant to which ADP sells and markets our core Internet application and collision management services. The product is private labeled under the name ADP Managed Repair Solutions and utilizes us as the back room for processing the claim repairs and our network of repair facilities. As a result of this agreement, several new clients were obtained which contributed to our claims growth in fiscal 2006. In May 2006, ADP Claims Services Group was acquired by Solera, Inc, a privately held company, which established a new-co, Audatex, as the new operating organization. This transaction had a short term negative impact on our anticipated growth in new revenues. After several attempts to fashion a new co-marketing agreement it became clear that there was no benefit in creating a new long term agreement as the strategic initiative of Solera was not in concurrence with eAutoclaim’s market strategy. At the end of fiscal 2008 there were no accounts active under the original agreement.

Products and Services

          We develop customized internet technology solutions for insurance companies, financial services companies, and companies with fleets of vehicles and heavy equipment. These products provide for both a business process outsource and/or application service provider (ASP) solution aligned with current industry standards. The outsourcing solution provides customers with a complete internet based managed claims solution from first notice of loss through the completion of the repair cycle leveraging our vendor and partner networks. The ASP solution allows the customer to use our internet technology solutions independent of our personnel, enabling them to reduce their costs associated with developing, supporting, and maintaining a proprietary technology solution. Both solutions have proven successful in driving down customer operating costs, indemnity costs and loss adjustment expenses through automation leveraging our customized technology solutions and leveraging our network of vendors and partners.

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

As insurance companies continue to centralize claims operations we continue to shift focus from the fully managed business process outsourcing (BPO) operations to a more programmatic approach in claims handling. We do this by rewriting our code base and tools to provide web services that will allow companies to centralize yet still use the technology solutions and tools we build without having to change their proprietary systems already in place.

          We help our clients manage their vehicle claims losses by providing the following:

•

Technology – We build customized web-based vehicle claim assignment and delivery systems for insurance companies and corporate fleets. Additionally we build asset recovery and remarketing web services, applications, and tools for the financial services institutional sector. We use state-of-the-art technology and security for the transmission of files and records. In addition, we utilize digital cameras, smart phones, Internet communication, advanced data storage, transmission and scanners for auto repair shops that are not equipped with digital cameras, to create a defined audit trail and high capacity digital storage. We provide these customized applications to our clients with their own private label that includes their corporate colors and logos, which makes the claims, recovery and remarketing process transparent to both insurance company personnel and the insured.

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

          Our system produces financial benefits for our insurance customers as follows:

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

          AuditPro is a rules-based estimate auditing application that has been well received by existing clients and prospects. Large carriers can use AuditPro as a stand-alone model that can be integrated within their organization without the need for significant initial cost and without materially changing their internal workflow. Based on the initial favorable acceptance, we believe this product, with its exceptional high margins, will be a source of significant revenue growth in the near term.

          We have added technology solutions for the financial services industry relevant to repossessed collateral disposal and lease turn-ins. eAuto Recovery Services is a full repossession solution that provides a live portal for automobile loan originators to take non-performing loans that go into the default phase. The solution is expanding into total loss and salvage vehicles too. The Recovery program will accomplish the following.

1.	Provide an input screen (portal) to place the defaulted loan into the process by initiating the repossession process.
2.	Dispatch vehicle information to a repossession agent in the network.
3.	Repo agent will repossess the vehicle and provide a condition report via hand held device and take the vehicle to the auction lot designated by the program.
4.	Auction lot will store the vehicle for the compliance period and then move the vehicle into a branded lane for sale.
5.	During the compliance period the repo title will be transferred so that the vehicle once sold at auction will be available with title.
6.	Settlement with the financial intuition will then take place.

CUSTOMERS

          Our customers consist primarily of insurance companies, financial institutions, managing general agents (MGAs), third party administrators (TPAs) and managers of self-insured automobile fleets. The most recent addition is a category of customers, including Mitchell International, that service the insurance market. Our two largest customers, Vision and Fireman’s Fund Insurance, provided a total of 32% of our revenues in fiscal 2008.

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

          Financial institution customers consist of banks, credit unions, captive finance companies and independent finance companies inclusive of sub-prime lenders who originate automobile paper. Every aspect of the repossession portal through settlement process are delivered through our application via web services.

SALES AND MARKETING

          Our Sales & Marketing strategy has evolved over the past year with a greater emphasis on expansion of our Direct Sales team while continuing the expansion of our channel partner relationships.

          Over the past year eAutoclaims has completely rewritten and converted our eJusterSuite application to a platform that is focused on service oriented architecture. The eJusterSuite Enterprise addition is highly scalable and will provide functionality and connectivity to Insurance Companies that handle homeowners and automobile claims. Combining these platforms will allow eAutoclaims to provide a complete claims management solution to tier one insurance companies.

          In addition, we have developed a complete repossession and remarketing solution that assigns vehicles to agents, and tracks the progress of vehicles from repossession to completion of sale. Repossession Agents access eAuto Remarketing’s secure web application to view and update assignments, enter repossession details, and fill out inspection reports. eAuto Remarketing secure web applications allow financial institutions the ability to manage auto portfolios. Our Best Venue Solution will programmatically assist the end user to assign vehicles to auctions that are providing the highest yield for each specific make and model of vehicle. eAuto Remarketing provides data analysis tools to identify, benchmark, and streamline logistical processes.

          Our Direct Sales team has made progress to grow ASP sales revenue due to the relatively high margins generated by our ASP products. We market three ASP products including eJusterSuite Enterprise ®, AuditPro Enterprise and eAuto Remarketing. Our service oriented architecture can be used independently or may use other ASP modules, depending on client workflow and business needs.

          Licensing of eJusterSuite Enterprise ® as an ASP has been another growth product that is used by carriers who rely on existing Staff Appraisers and those who manage an existing network of Appraisers. eJusterSuite® allows carriers to manage appraisal assignments, monitor performance of appraisal sources through various metrics, and includes access to service partners for homeowner claims and automobile partners such as rental car procurement, assignment to salvage vendors, police report pick-up services, and several other service partners frequently used by Insurance Adjusters.

New Opportunities:

          The company continues to work with other large carriers, credit unions and financial institutions and expects to see continued growth in this larger tier marketplace.

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

Employees

          As of July 31, 2008, we had 36 full-time employees. There is no union contract relating to any of our employees nor do we anticipate there to be unionization of our employees. We believe that our relationship with our employees is generally good.

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

Products

eJustersuite®

          Our eJustersuite® application is a one call contact center solution that provides insurance adjusters the ability to take the First Notice of Loss (FNOL) and dispatch the assignment to the appraisal source of their choice (Staff Appraiser, Repair Shop, Independent Appraiser, or Desk Estimator) through geographical proximity algorithms as well as provide assignment loading criteria for each appraisal source. An Insurance Adjuster can also make real time rental car reservations and tow truck pickup arrangements for the car while the customer is on the phone. The eJustersuite® product interfaces with a multitude of partners for scene investigation, police reports, salvage partners, etc…

          eJustersuite® customers can use an innovative technology called CAsE (Customizable Assignment Entry). With CAsE the client can create their own forms based on a comprehensive collection of data elements based on the insurance industry accepted first notice of loss form. There are no limits on the number of forms a client can create and each form can be tailored to ensure that only the necessary information is obtained thus increasing efficiency when entering data.

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

          Auditpro versions are available for shops and independent appraisers. Within those versions estimates can be verified against the auditing guidelines of the insurance company at the appraisal source level prior to being submitted to the insurance company. In the first quarter of calendar 2008 we released “AuditPro Stand Alone” which is a total stand alone rules based auditing tool that can be integrated with any policy management system, claims system, or as a stand alone for the physical damage book of business of any size insurance company insuring that peril. This product will have a second release as “AuditPro Enterprise” in the first quarter of calendar 2009.

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

Our independent auditors have issued a going concern opinion.

          Our auditors have included an explanatory paragraph in their opinion that accompanies our audited financial statements as of and for the year ended July 31, 2008, indicating that our recurring losses from operations, stockholders’ deficiency, and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

          During the year ended July 31, 2008, we derived 18% and 14% of our revenues from two customers. Although we continue to solicit new customers, we cannot guarantee that we will contract any new customers, or that revenues from any future contracts will represent significant business

We depend upon independently owned and operated repair shops to provide services to our customers.

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

          Because we are a small company, we are currently dependent on the efforts of a limited number of management personnel. We believe that given the large amount of responsibility being placed on each member of our management team, the loss of the services of any member of this team at the present time would harm our business. Each member of our management team supervises the operation and growth of one or more integral parts of our business.

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

          Many of our contracts with customers provide for payment to us for vehicle repairs at the time the repair cost has been determined. Under these agreements, we bear all risks associated with the repair of the vehicle beginning with receipt of payment from our customer. Historically, approximately two percent (2%) of policyholders fail to have the vehicle repaired after filing a claim with their insurance carrier. Although we bear the risk of these repairs, it is not entirely clear as to when, or if, we are entitled to hold these payments. It is possible that other parties (i.e. the insurance carrier, the repair facility or the individual automobile owner) may claim that they are entitled to such funds. The policyholder often saves for the deductible portion of their claim, which can result in a long period of time between the time they file their claim and the time that the vehicle is repaired. Because of the uncertainty as to if we may be required to make these payments, when we may be required to make them, and who we may be required to pay, we book such amounts as accounts payable in our financial statements. As of July 31, 2008, approximately $1,079,577 of our accounts payable consisted of advance payments. Although management believes we are entitled to hold such funds due to the risk we assume for repair of a vehicle, there is no assurance that customers will agree with our position. Should we be required to issue payment for all such amounts at one time, we may not be able to do so.

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

          This Form 10-KSB contains forward-looking statements and information that are based on management’s beliefs as well as assumptions made by, and information currently available to, management. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” and, depending on the context, “will” and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements and information.

ITEM 2.	DESCRIPTION OF PROPERTY

          Our main offices are located at 110 East Douglas Road, Oldsmar, Florida 33467. We currently lease these facilities under lease terms that expire in December 2012. Our rent at July 31, 2008, including applicable taxes, was $23,005 per month and increases 3% at the beginning of each calendar year through the remaining life of the lease.

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

          None during the fourth quarter of the fiscal year ended July 31, 2008.

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

	High Bid	Low Bid

Fiscal Year Ended July 31, 2008
First Quarter (August 1, 2007 to October 31, 2007)	$0.15	$0.10
Second Quarter (November 1, 2007 to January 31, 2008)	0.11	0.05
Third Quarter (February 1, 2008 to April 30, 2008)	0.05	0.02
Fourth Quarter (May 1, 2008 to July 31, 2008)	0.04	0.01

Fiscal Year Ended July 31, 2007
First Quarter (August 1, 2006 to October 31, 2006)	0.17	0.13
Second Quarter (November 1, 2006 to January 31, 2007)	0.17	0.12
Third Quarter (February 1, 2007 to April 30, 2007)	0.19	0.12
Fourth Quarter (May 1, 2007 to July 31, 2007)	0.15	0.11

          During the quarter ended July 31, 2008 we issued 1,166,667 shares of common stock to members of the Board of Directors for consulting services and other services rendered in accordance with the approved Board compensation plan. Also, during the quarter ended July 31, 2008 we issued a total of 5,714,285 shares of common stock to our Chairman of the Board for conversion of his outstanding notes to equity. We also issued 11,428,571 shares of common stock to an investor, the Chairman of the Board, for cash used for working capital purposes.

Holders

          As of July 31, 2008, we had approximately 231 common shareholders of record.

Dividends

          We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth.

Securities Authorized for Issuance Under Equity Compensation Plans

          The following table sets forth information with respect to our common stock that may be issued upon the exercise of outstanding options, warrants, and rights to purchase shares of our common stock as of July 31, 2008.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	416,500	$0.25	16,755,400	(4)

Equity Compensation Plans Not Approved by Stockholders (1) (2) (3)	7,933,274	$0.05	N/A

Total	8,349,774	$0.06

(1)	Includes options issued to employees.
(2)	Includes 3,000,000 shares that may be issued in connection with a change of control, and 4,050,000 shares that may be issued in the event of default of repayment of outstanding notes payable
(3)	Excludes 20,606,112 warrants issued to investors in connection with capital raising transactions not approved by our stockholders.
(4)	Based on a Board of Directors imposed limit of 15%, not the 20% shown in the approved plan.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

          The following discussion and analysis should be read in conjunction with our audited financial statements as of and for the year ended July 31, 2008 and the notes thereto, all of which financial statements are included elsewhere in this Form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Description of Business” and elsewhere in this Form 10-KSB.

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

          The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate.

          In light of the significant uncertainties inherent in the forward-looking statements included herein the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and expectations of the Company will be achieved.

OVERVIEW

          We are a business-to-business e-commerce company that uses the Internet to streamline and lower the overall costs of automotive repair paid by insurance companies, managing general agents (MGA), third party claims administrators (TPA) and self-insured automobile fleet management companies. We are establishing ourselves as the preeminent service provider for the automobile insurance industry, providing a seamless back-end infrastructure that links thousands of collision repair shops and support facilities. We provide a proprietary, cost-effective and highly advanced system for the processing and ultimate repair of claims for damaged vehicles filed by policyholders of our insurance company clients. We receive revenues from insurance companies for repairs completed by members of our network of repair shops. We approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount from repair facilities that are members of our provider network. The revenues generated from the vehicle and glass repair through our provider network account for 69% and 84% of the revenue for the years ended July 31, 2008 and 2007, respectively. We are paid on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. These fees are dependent upon the level of service required. For the years ended July 31, 2008, and 2007, 31% and 16% of the revenue has been received from claims processing fees and other income, respectively.

MANAGEMENT’S OPERATING PLAN

          Specifically, management is taking the following actions that are expected to positively impact our financial position in fiscal 2009:

•	Grow direct sales channel.

•	Grow the number of Tier One Insurance providers.

•	Expand offerings into the Financial Services sector

•	Reprice legacy pricing models to bring them into current cost/benefit ratios

•	Expand our offerings of newly enhanced applications and tools to our existing client base on an ASP transactional basis

•	Explore possible new or additional strategic partners in the industry who have a large client base and represent additional new sales with a short sales cycle & acquisition cost.

•	Convert our core application to a more scalable program language with a universal interface

•

Roll out higher margin product lines. Management continues to make progress in building our operating margins by focusing on higher margin products and leveraging internally developed ASP/technologies that will allow other companies in related industries to significantly reduce labor costs and improve operating efficiencies, as is the case with “Audit Pro”, a programmatic electronic estimate auditing tool. We will release “AuditPro Enterprise” in the first quarter of calendar 2009 as a stand alone rules based application that can be bolted on any existing policy management software or integrated with newly developed claims modules. Many of these technologies have already been implemented in our operating processes and have shown themselves to be of significant value. By modifying the interface to these technologies, we can produce significant click fee revenue without adding significant operating costs. The target market for these technologies will include a wide range of organizations, including the largest (Tier 1) insurance companies.

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

          The revenue generated from the Co-Marketing Agreement with Audatex is recorded net of the repair costs because in the agreement we are performing a fee for service. The insurance company is the customer of Audatex, who will be collecting the revenue and paying the shop. This Co-Marketing Agreement will not be in effect for fiscal 2009.

          We maintain an allowance for doubtful accounts for losses that we estimate will arise from the customers’ inability to make required payments. Collectibility of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At July 31, 2008 the allowance for doubtful accounts was approximately $48,000.

Accounting for Income taxes:

          We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $11,582,000 at July 31, 2008. The valuation allowance relates mainly to net operating losses previously realized and stock compensation currently not deductible. The valuation allowance is necessary because the use of these deductions is not reasonably assured since we are reporting losses.

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

          At each balance sheet date, we evaluate the valuation of intangible assets. The factors used in this evaluation include: (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that affect the continuity of the business. During the year ended July 31, 2008 we recorded $17,000 of expense for impairment of goodwill of $5,000 and the write-off of software of $12,000 that was no longer in use.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2008, Compared to Fiscal Year Ended July 31, 2007

REVENUE

          Total revenue for the year ended July 31, 2008 was approximately $5.8 million, which consists of approximately $3.3 million in glass and collision repair management for insurance companies, approximately $0.7 million in fleet repairs and approximately $1.8 million in fees and other revenue. Total revenue for the year ended July 31, 2007 was approximately $11.8 million, which consists of approximately $9.0 million in glass and collision repair management for insurance companies, approximately $0.9 million in fleet repairs and approximately $1.9 million in fees and other revenue. Total revenues decreased approximately $6 million or 51% as compared to the approximately $11.8 million for the year ended July 31, 2007. The decrease in total revenue is primarily due to the fact that our largest client, from whom we received 38% of our business in the year ended July 31, 2007, completed their business migration off of our platform, thus ending our contractual relationship. We also experienced a reduction in business associated with clients obtained as a result of our Co-Marketing Agreement as well as reductions from certain other current clients. This reduction was mitigated by increases in our license fee revenue of approximately $496,000.

          Collision repair management revenue decreased approximately $5.9 million to approximately $4.0 million for the year ended July 31, 2008 compared to approximately $9.9 million for the year ended July 31, 2007. The decrease in collision management revenue is almost entirely due to the result of the loss of our largest client, which is described above. Included in the total collision management revenue is revenue earned from repairs processed for clients acquired as a result of our Co-Marketing Agreement. As previously disclosed, this revenue is recorded at net, which significantly reduces the amount of gross revenue reported, although the overall gross margin is increased as a result of not having to pay the shops for the work performed. In the year ended July 31, 2008, we earned approximately $394,000 in net revenue from clients acquired as a result of the Co-Marketing Agreement. This additional revenue resulted in the gross margin percent for collision management, exclusive of fees, to increase from 14% to 20% for the year ended July 31, 2008.

          Fleet repair revenue was approximately $702,000 for the year ended July 31, 2008 as compared to approximately $902,000 for the year ended July 31, 2007. This decrease represents the loss of a small fleet client as well as normal business fluctuations from our existing customers.

          Fees and other revenue decreased approximately $.1 million from $1.9 million for the year ended July 31, 2007 to $1.8 million for the year ended July 31, 2008. This decrease is primarily the result of earning less revenue this year from current clients for taking first notice of loss reports, decreased estimatic sales revenue and less transaction fee revenue. In the year ended July 31, 2008 we lost our three largest first notice of loss (FNOL) clients. This resulted in a reduction in revenue of approximately $192,000. This loss was mitigated by approximately $98,000 of additional revenue earned from taking FNOL losses on a temporary contract basis for a previous client. The sales of estimatic software also decreased by approximately $210,000 for the year ended July 31, 2008 as compared to the year ended July 31, 2007. This decrease is due in part to lower unit sales, but a significant portion of the decrease is a result of a change in our method of selling the estimatic units, which was implemented in the fourth quarter of fiscal 2007. Under the new method, we will receive a sales commission for the units sold which will reduce the amount of gross revenue per unit that will be reported in the future. Transaction and file handling fee revenue decreased by approximately $134,000 for the year ended July 31, 2008 as compared to the year ended July 31, 2007. This was primarily the result of the loss of business from our largest customer, as described above.

EXPENSES

          Claims processing charges include the costs of collision, fleet and glass repairs paid to repair shops within our repair shop network, as well as the cost of the estimating software sold to our network of shops. Claims processing charges for the fiscal year 2008 were approximately $3.1 million, or 54% of total revenue, compared to $8.1 million, or 69% of total revenue in fiscal 2007. Claims processing charges, as compared to collision revenue, were 79% in fiscal 2008 and 82% in fiscal 2007. The reduction in claims processing charges in fiscal year 2008 as compared to fiscal year 2007 is consistent with the reduction in collision revenue for the same periods as previously reported.

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

          Selling, general and administrative (SG&A) expenses is mainly comprised of salaries and benefits, facilities related expenses, telephone charges, professional fees, advertising costs and travel expenses. SG&A expenses for the year ended July 31, 2008 were approximately $3.9 million or 68% of revenue compared to approximately $5.5 million or 47% of revenue for the year ended July 31, 2007. Included in this total, during the year ended July 31, 2008 and 2007 we incurred payroll related expenses of approximately $ 2.5 million and approximately $3.5 million, respectively. The decrease in payroll expenses in fiscal 2008 as compared to fiscal 2007 was due to staff reductions implemented in the fourth quarter of fiscal 2007 and in fiscal 2008 as a response to the reduction in our revenue. The payroll expenses incurred in fiscal 2007 also included one time costs of approximately $263,000 in expenses associated with the termination of certain management contracts as part of the staff reductions. In fiscal year 2008 we also recorded approximately $377,000 less expense for consulting and professional fees as compared to fiscal 2007. We also recorded lesser expenses in fiscal 2008 as compared to 2007 in the areas of insurance, travel, postage and other miscellaneous expenses.

          SG&A expenses for the year ended July 31, 2008 included non-cash expenses, excluding charges for depreciation and changes to the bad debt reserve, of approximately $106,000. These non-cash charges include approximately $139,000 for stock issued to directors for board services and stock issued in accordance with management employment agreements, approximately $27,000 for expensing of stock options as required by SFAS123R (revised 2004), approximately $26,000 for the issuance of warrants in conjunction with an equity investment, approximately $5,000 for the amortization of the discount on the notes payable and approximately $17,000 of impairment expense. We also realized a reduction to non-cash expense of approximately $108,000 as a result of recognizing the gain on our building sale-leaseback transaction. SG&A expenses for the year ended July 31, 2007 included non-cash expenses, excluding charges for depreciation and changes to the bad debt reserve, of approximately $379,000. These non-cash charges include approximately $420,000 for stock issued to directors for board services and stock issued in accordance with management employment agreements, approximately $19,000 for expensing of stock options as required by SFAS123R (revised 2004), approximately $46,000 for the issuance of new warrants in connection with a warrant exercise program and approximately $1,500 for amortization of the discount on the notes payable. We also realized a reduction to non-cash expense of approximately $108,000 as a result of recognizing the gain on our building sale-leaseback transaction

          Also included in the SG&A expense for the year ended July 31, 2008, was interest expense of approximately $25,000 and $69,000 which was recorded for capital leases and outstanding notes payable, respectively. In the year ended July 31, 2007 interest expense was approximately $50,000, of which approximately $21,000 relates to interest on notes payable, and approximately $29,000 for interest expense relating to capital leases. We earned approximately $27,000 in interest income on our cash reserves in the year ended July 31, 2008 compared to approximately $35,000 interest income earned in the year ended July 31, 2007.

          Depreciation of property and equipment of approximately $433,000 was recognized in the year ended July 31, 2008. This was compared to approximately $455,000 of depreciation in the year ended July 31, 2007.

NET LOSS

          We recognized a net loss of approximately $1.7 million and approximately $379,000 for the years ended July 31, 2008 and 2007, respectively. The fiscal year 2007 loss includes approximately $1.9 million of gain which represents previously reserved advance payments that are deemed no longer valid due to age and releases obtained on terminated contracts. The net loss for each year also includes approximately $108,000 of gain recognized on our building sale-leaseback transaction. Also included in the net loss number are non-cash expenses of approximately $537,000 and $713,000 for the years ended July 31, 2008 and July 31, 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          At July 31, 2008, we had cash of approximately $260,000 compared to approximately $800,000 at July 31, 2007, a decrease of approximately $540,000 from last year. We had a working capital deficiency of approximately $2.3 million as of July 31, 2008 compared to $1.7 million as of July 31, 2007, an increase in the deficiency of approximately $.6 million. Other than working capital generated from operations, our primary source of working capital during the fiscal year ended July 31, 2008, was from proceeds received from the issuance of notes and from the sale of equity securities. During the year ended July 31, 2008 we received $200,000 from the issuance of notes to our Chairman of the Board, which were subsequently converted into common stock. We also received approximately $375,000, net of expenses, as a result of the sale of our common stock to the Chairman.

          We have invested considerable time and resources in the development of our application for the financial services business sector and we expect to receive cash from operations as we deploy this product throughout fiscal 2009. If revenues grow they will provide working capital, but because revenue growth is not guaranteed, we continue to analyze options for additional financing, including the exercise of outstanding warrants, issuance of additional debt, and issuance of additional equity securities. We cannot assure you that we will be able to raise such funds or that such funds will be available to us on favorable terms. If we raise additional funds through the issuance of our securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. If we are unable to generate sufficient revenue from operations or obtain additional funding when required, we could be forced to curtail or possibly cease operations. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period.

DEBT AND CONTRACTUAL OBLIGATIONS

Our commitments for debt and other contractual arrangements as of July 31, 2008 are summarized as follows:

	Years ending July 31,

	2009	2010	2011	2012	2013	Total

Property lease	$316,000	$290,000	$299,000	$308,000	$103,000	$1,316,000
Equipment lease	101,000	92,000	6,000			199,000
Notes payable	250,000	200,000				450,000
Employee compensation	549,000	148,000	—			697,000

	$1,216,000	$730,000	$305,000	$308,000	$103,000	$2,662,000

          We lease equipment and facilities under non-cancelable capital and operating leases expiring on various dates through December 2012. The main operating lease consists of a 7-year lease for 30,000 square feet of a 62,000 square foot facility. Our rent, including applicable taxes, in fiscal year 2008 was $23,005 per month and increases 3% each year through the remaining life of the lease. During the fourth quarter of fiscal 2008, we reached an agreement with our landlord whereby we deferred payment of $11,500 per month of our monthly rental until November, 2009. A total of $34,500, representing three months of deferred rent, is included in the schedule above.

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

ITEM 7.	FINANCIAL STATEMENTS

          The financial statements to be provided pursuant to this Item 7 begin on page F-1 of this Report, following Part III hereof.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 8A(T)	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

                    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Management’s Report on Internal Control Over Financial Reporting

                    Our management is responsible for establishing and maintaining adequate control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

                    Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of July 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

                    This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

                    There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter, which ended July 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B	OTHER INFORMATION

          None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:

Name	Age	Position

Jeffrey D. Dickson	65	Chief Executive Officer, President and Director

Larry Colton	59	Chief Financial Officer and Director

Donald Thomas	42	Chief Information Officer

William Austin Lewis IV	32	Chairman of the Board of Directors

Christopher Korge	54	Director

John K. Pennington	53	Director

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

Business Experience of Executive Officers and Directors

          Jeffrey D. Dickson has been President and Chief Executive Officer and director since January, 2007. Prior to that time Mr. Dickson served as our Chairman of the Board of Directors since June 2000. From May 1997 through November 1999, Mr. Dickson was the President and Chief Executive Officer of First American AMO. From February 1995 through May 1997, Mr. Dickson was the President and Chief Operating Officer of Salex Corporation. Mr. Dickson has served as an Executive Vice President of the American Bankers Insurance Group and President of Interloc Corp. Mr. Dickson has a BA in History from University of Colorado and is a graduate of the PMD program of the Harvard Graduate School of Business

          Larry Colton, Chief Financial Officer. Mr. Colton became our Chief Financial Officer on May 1, 2005 and a Director in December 2007. Prior to becoming CFO, Mr. Colton was the Controller of eAutoclaims since December 2000. He has over 25 years experience in accounting and finance, having held a variety of positions in several industries. Between December 1997 and December 2000, prior to joining eAutoclaims, Mr. Colton was Vice President of an asset management division of Sky Financial Group. He holds a bachelor’s degree from Elmhurst College and a Masters of Business Administration degree from Northern Illinois University.

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

Board of Directors Meetings

          Our Board of Directors held five (5) meetings during the fiscal year ended July 31, 2008. Each of our directors attended all five meetings.

Audit Committee

          The Audit Committee, which held four meetings during fiscal 2008 to review the three 10QSBs and one 10-KSB, acts on behalf of the Board to oversee all material aspects of the Company’s reporting, control and audit functions. The Audit Committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on Company processes for the management of the business/financial risk and for compliance with significant applicable legal, ethical and regulatory requirements. In addition, the Audit Committee reviews the adequacy of internal account, financial and operating controls and reviews the Company’s financial reporting compliance procedures. Mr. Pennington is Chairman of the Audit Committee and serves with Mr. Lewis and Mr. Korge. None of our Audit Committee members is a financial expert as defined under Item 401(h) of Regulation S-B. However, currently all Audit Committee members are not part of the Company’s management. We are an OTC:BB issuer and, accordingly, are not currently required to have a financial expert on our board.

Compensation Committee

          The Compensation Committee, which held no meetings during fiscal 2008, sets policy for compensation of all senior management and directors. Mr. Korge is Chairman of the Compensation Committee and serves with Mr. Lewis and Mr. Pennington. See “Board Compensation Committee Report on Executive Compensation.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

          Based solely upon a review of the Forms 3, 4 and 5 filed during fiscal 2008 the registrant reasonably believes, except as described below, that each person who, at any time during the current fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock filed the appropriate form on a timely basis with respect to changes in such owner’s beneficial ownership of our common stock. Mr. Lewis was delinquent in his Form 4 filing regarding the open market purchase of 265,000 shares of common stock that occurred on or about September 21, 2007. Mr. Lewis was delinquent in his Form 4 filing regarding the acquisition of 366,667 shares and 12,500 options awarded through the approved Board Compensation Plan that occurred on or about July 31, 2008. Mr. Korge and Mr. Pennington were delinquent in their Form 4 filings regarding their acquisition of 400,000 shares and 12,500 options each which were awarded through the approved Board Compensation Plan that occurred on or about July 31, 2008.

ITEM 10.	EXECUTIVE COMPENSATION

          The following table shows the compensation paid or accrued by us for the fiscal years ended July 31, 2008 and 2007 to or for the account of: a) our Chief Executive Officer, b) each of our two (if applicable) most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose salary and bonus exceeded $100,000 per year or c) any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation Compensation ($)	Total ($)

Jeffrey D. Dickson (1)	2008	156,367	—			21,000	177,367
President and CEO	2007	119,297	—	29,750-	468-	6,250-	155,765

Larry Colton (3) (4)	2008	129,569	—		—	4,800	134,369
CFO	2007	122,328	—	7,800	—	4,800	134,928

Don Thomas (3)	2008	131,250				4,800	136,050
CIO

(1)

Mr. Dickson became CEO in January, 2007. From August 2006 until January 2007, he was Chairman of the Board. The Stock Award of $29,750 and the Option Award of $468 in 2007 were compensation Mr. Dickson received while serving in the capacity of Chairman of the Board. All Other Compensation represents a monthly $750 auto allowance and a monthly $1,000 personal allowance paid to him after becoming CEO.

(2)

Represents the stock-based compensation recognized in fiscal 2007 in accordance with SFAS No. 123(R). Option awards are valued at the fair value on the grant date using the Black-Scholes model. Assumptions made in the valuation of options are discussed in Note 2 to the financial statements.

(3)	All Other Compensation represents a $400 monthly auto allowance
(4)	Stock awards for Mr. Colton were paid in accordance with his employment agreement

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended July 31, 2008.

	Option Awards					Stock Awards

			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)

Name	Exercisable	Unexercisable

J. Dickson	12,500	—	—	0.30	1/31/2011	—	—	—	—
	12,500	—	—	0.27	4/28/2011	—	—	—	—
	12,500	—	—	0.16	7/31/2011	—	—	—	—
	12,500	—	—	0.15	10/31/2011	—	—	—	—

L. Colton	None					—	—	—	—

D. Thomas	None					—	—	—	—
						—	—	—	—

DIRECTOR COMPENSATION

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended July 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)

William Austin Lewis (1)		44,000	1,108				45,108

Christopher Korge (2)		46,000	1,108				47,108

John Pennington (3)		46,000	1,108				47,108

(1)	Mr. Lewis had 112,500 outstanding options as of July 31, 2008
(2)	Mr. Korge had 250,000 outstanding options as of July 31, 2008
(3)	Mr. Pennington had 187,500 outstanding options as of July 31, 2008
(4)

Option awards are the amount recognized in fiscal year 2008 as computed in accordance with SFAS123(R). Option awards are valued at the fair value on the grant date using the Black-Scholes model. Assumptions made in the valuation of options are discussed in Note 2 to the financial statements.

NARRATIVE DISCLOSURE TO DIRECTOR COMPENSATION TABLE

          Our outside Directors were paid an annual retainer of $25,000 each during the fiscal year ended July 31, 2008. All of the Directors receiving retainers were paid in our common stock for these retainers. In addition, each Director was entitled to $1,250 worth of Common Stock to be issued on a quarterly basis at the fair market value as of the end of each quarter. The outside Directors and Chairman of the Board also receive $6,000 per year for attending board meetings and $4,000 per year for attending committee meetings. The committee fee is raised from $4,000 to $8,000 per year, if they are the Chairperson of the committee. All of these fees were paid in our common stock. If the Directors do not attend one or more committee or board meetings, their compensation is reduced accordingly.

          The outside Directors and Chairman of the Board are also compensated with stock options at various points throughout the year. All these options have an exercise price set at the fair market value of the stock on the date of the granting of the option. The options vest after one year and have a term of five years. For the fiscal year ended July 31, 2008, the outside Directors and Chairman of the Board received 12,500 options each quarter, which were issued on October 31, 2007, January 31, 2008, April 30, 2008 and July 31, 2008 at exercise prices of $0.11, $0.06, $0.03 and $0.03, respectively.

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

          In January 2007 the Company entered into a twenty-seven month employment agreement with its Chief Information Officer, Mr. Don Thomas. Mr. Thomas currently receives a base salary of $132,000 and a $400 monthly automobile allowance. If his contract is not renewed Mr. Thomas will receive a severance package equal to six months of his annual compensation.

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

          Cash Performance Awards. Management believes that cash performance awards, such as bonuses, should be tied to achievement of performance goals established by the committee. On June 2, 2003 the board approved a bonus plan based on achieving certain levels of profitability. If the management team achieves earnings per share of $0.01 to $0.10 per share then current senior management will split a total bonus pool ranging from $10,000 to $100,000 based on the level of profitability. The computation was tied to profitability to directly tie the employee bonuses to goals that will enhance shareholder value.

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

          Compensation for the Chief Executive Officer. Mr. Dickson’s base salary for the fiscal year 2008 was determined by the employment agreement with Mr. Dickson which began in April 2007. The Compensation Committee believes that the employment agreement terms are consistent with the factors described above for all executive officers.

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

          During the fiscal year ended July 31, 2008 we did not issue any options to employees in accordance with the 1998 Plan. The Board members were issued 150,000 options in accordance with the Board compensation plan. All of these options are subject to vesting and are exercisable at the current market price of our stock as of the date of issuance.

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

          As of July 31, 2008, we have issued, or reserved for issuance, 21,905,886 shares of our Common Stock relating to outstanding options and warrants which are categorized as follows:

Options issued to Directors	550,000	(1)

Options issued to Chief Executive Officer	50,000	(2)

Options issued in connection with acquisition of PEC	130,000	(3)

Options issued to Employees	569,774	(4)

Warrants relating to debentures	1,150,000	(5)

Warrants relating to private placement	17,369,237	(6)

Placement Agent warrants	2,086,875	(7)

Total	21,905,886

(1)	The options issued to our directors have strike prices ranging from $0.03 to $0.38 and are exercisable through July 31, 2013.

(2)	Mr. Dickson currently owns the following options with the following terms:

# of Options	Strike Price	# Vested	Expiration Date

12,500	$0.30	12,500	01/31/11
12,500	$0.27	12,500	04/28/11
12,500	$0.16	12,500	07/31/11
12,500	$0.15	12,500	10/31/11

50,000		50,000

During fiscal year ended July 31, 2008, Mr. Dickson exercised 200,000 options with an exercise price of $.01. No options were canceled or expired.

(3)	65,000 options immediately exercisable at $2.00 per share were issued to each of Randall K. Wright and Reed Mattingly.

(4)	Represents options issued to our employees at exercise prices ranging from $0.01 to $0.32. All of these options are currently exercisable.

(5)	Represents warrants issued to the agents of the debenture investors, exercisable at a price range of $0.16 to $0.63 per share, with a term of 10 years.

(6)	Represents warrants issued to purchasers of common stock with an exercise price of between $0.035 and $0.30 per share, with a term of between 2 and 3 years.

(7)	Represents 1,391,250 placement agent warrants to purchase a unit for $0.16. Each unit consists of one share of stock and one-half warrant to purchase another share of stock at $0.30.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information with respect to the beneficial ownership of our Common Stock as of July 31, 2008, by:

•	each person who we know beneficially owns more than 5% of our Common Stock;
•	each of our directors and each individual who serves as our named executive officers individually; and
•	all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage(2)

Jeffrey D Dickson (4)	1,996,013	1.74%
Larry Colton (3)	115,017	0.10%
Christopher Korge (5)	8,261,029	7.22%
John K. Pennington (6)	1,788,431	1.56%
Canadian Advantage Limited Partnership (7)	2,991,504	2.61%
Advantage (Bermuda) Fund, Ltd. (8)	1,106,447	0.97%
William Lewis (9)	55,354,197	48.35%

Directors and officers as a group (5 persons) (10)	71,612,638	62.56%

(1)

Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless otherwise noted, each such person is deemed to be the beneficial owner of shares of Common Stock held by such person on July 31, 2008, and any shares of Common Stock which such person has the right to acquire pursuant to securities exercisable or exchangeable for, or convertible into, Common Stock, within 60 days from such date. The address of each beneficial owner is in care of the Company, 110 East Douglas Rd, Oldsmar, Florida 34677.

(2)

Based on 114,479,334 shares of Common Stock outstanding at the close of business on July 31, 2008. Excludes: (i) shares currently issuable pursuant to outstanding options issued under Stock Option Plan; (ii) shares issuable upon exercise of other outstanding warrants; and (iii) shares of our Common Stock issuable upon conversion of outstanding convertible notes. This amount excludes shares reserved for outstanding options and warrants. 1,000,000 warrants issued to Mr. Korge were included (see note5 below).

(3)

Mr. Colton’s ownership represents, (i) 62,517 common shares acquired through exercising options at $.01 per share, and (ii) 52,500 shares acquired pursuant to the terms of a prior employment agreement.

(4)

Mr. Dickson’s ownership includes (i) 10,000 shares of our Common Stock issued as founder shares, (ii) 17,504 shares acquired in the open market, (iii) 1,338,509 shares issued to him for his service on the board, (iv) the sale of 320,000 shares (v) the exercise of options to acquire 900,000 shares at an exercise price of $0.01; (vi) options to acquire 50,000 shares at exercise prices between $0.15 and $0.30.

(5)

Mr. Korge’s ownership consists of (i) 488,090 common shares relating to the conversion of $300,000 of our convertible debentures, which matured on September 30, 2001 at a conversion price of $0.63, (ii) 1,919,160 shares issued to him for his service on the board, (iii) 15,000 shares that he purchased on the open market, (iv) 107,527 shares purchased from the Company in August 2003, (v) warrants to acquire up to 1,000,000 shares of our Common Stock at a conversion price of $0.16 in connection with the issuance of our convertible debentures in 2001, (vi) 892,857 shares of our Common Stock issued in June 2004 in exchange of a convertible debenture (vii) 892,858 shares of our Common Stock issued as a result of the Company not meeting certain claims volume targets in March and August 2005, (viii) 1,785,715 shares of our Common Stock acquired as a result of the exercising of $0.16 warrants in March 2006, (ix) 625,000 shares acquired as a result of exercising warrants; (x) 22,322 warrants to purchase shares of the Company Stock as part of a warrant exercise program. The warrants are for three years and have a conversion price of $0.30; (xi) 312,500 warrants to purchase shares of the Company stock as a part of a warrant exercise program. The warrants are for three years and have a conversion price of $0.16 and (xii) options to acquire 200,000 shares at exercise prices between $0.13 and $0.38 for services as a director. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.03 to $0.11, which vest through July 31, 2009.

(6)

Mr. Pennington’s ownership represents (i) 1,650,931 shares issued to him for his service on the board and (ii) options to acquire 137,500 shares at exercise prices between $0.13 and $0.30. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.03 to $0.11, which vest through July 31, 2009.

(7)	Represents 2,991,504 shares as reported on a Schedule 13D on or about July 31, 2008. John Pennington has investment decision-making authority for this entity.

(8)	Represents 1,106,447 shares as reported on a Schedule 13D on or about July 31, 2008. John Pennington has investment decision-making authority for this entity.

(9)

Mr. Lewis’ ownership consists of (i) 4,000,000 shares purchased from the Company in January, 2005, (ii) 9,961,815 shares purchased on the open market, (iii) 1,346,422 shares purchased from a third party investor in July, 2005 as a result of that investor’s conversion of their preferred stock, (iv) 1,463,967 shares issued to him for his service on the Company’s Board of Directors, to which he was elected in May, 2006 (v) 1,875,000 shares acquired as a result of exercising warrants on April 30, 2007, (vi) 534,420 shares issued to him for consulting services provided to the Company in June 2007 (vii) 5,615,358 shares acquired as a result of exercising warrants in June 2007 as part of a warrant exercise program (viii) 3,557,680 warrants acquired as part of a June 2007 warrant exercise program. The warrants are for 2 years and have an exercise price of $0.16, (ix) 1,222,751 shares acquired in May 2008 through a private purchase transactions, (xi) 5,714,285 shares acquired in May 2008 as a result of the conversion of notes, (xii) 11,428,571 shares and 8,571,428 warrants to purchase common shares acquired in May 2008 for an investment in the Company. The warrants are for 3 years and have an exercise price of $0.035, (xii) options to acquire 62,500 shares at exercise price of between $0.13 and $0.16 for services as a director. This amount excludes unvested options to acquire up to 50,000 common shares at exercise prices of $0.03 to $0.11, which vest through July 2009.

(10)

Includes outstanding options and warrants to acquire up to 14,213,930 shares of our Common Stock issued to our officers and directors, which are currently exercisable. The total shares include 2,991,504 from Canadian Advantage Limited Partnership and 1,106,447 from Advantage (Bermuda) Fund Ltd for which Mr. Pennington has investment decision-making authority. Mr. Pennington disclaims beneficial ownership of these shares.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          In January and February of 2008 the Company received a total of $200,000 from the Chairman of the Board for working capital purposes. The $200,000 was in the form of non-interest bearing notes which were to be repaid in full eighteen months from the date of issuance. In May, 2008 the Chairman agreed to convert the entire $200,000 in outstanding notes into shares of the Company’s common stock at the then current fair market value. See Note 11 in Notes to Financial Statements.

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

3.10	Promissory Note dated June 27, 2000 between eAutoclaims.com, Inc. and Randal K. Wright and S. Reed Mattingly (2)
3.11	Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc. and Randal K. Wright (2)
3.12	Promissory Note dated June 16, 2000 between eAutoclaims.com, Inc. and S. Reed Mattingly. (2)
3.13	Articles of Amendment to Articles of Incorporation increasing number of authorized shares from 50 million to 100 million and name modification. (12)
4.1	Specimen of Common Stock Certificate (1)
4.2	[Reserved]
4.3	[Reserved]
4.4	The Registrants 1998 Stock Option Plan (4)
4.5	[Reserved]
4.6	Form of Stock Option Agreement to Employees (6)
4.7	Form of Directors Stock Option Agreement (6)
4.8	Form of Non-Qualified Stock Option Agreement (6)
5.1	[Reserved]
10.1	Employment Agreement between eAutoclaims.com, Inc. and Eric Seidel dated February 1, 2000 (5)(9)
10.2	Employment Agreement between eAutoclaims.com, Inc. and Randal K. Wright dated July 1, 2000 (2)(9)
10.3	Employment Agreement between eAutoclaims.com, Inc. and S. Reed Mattingly dated July 1, 2000 (2)(9)
10.4	Employment Agreement between eAutoclaims.com, Inc. and M. Scott Moore dated August 14, 2000 (5)(9)
10.5	Employment Agreement between eAutoclaims.com, Inc. and Gaver Powers dated April 13, 2000 (5) (9)
10.6	Consulting Agreement between eAutoclaims.com, Inc. and Jeffrey D. Dickson dated December 1, 1999 (5)
10.7	Consulting Agreement between eAutoclaims.com, Inc. and Liviakis Financial Communications, Inc. dated February 1, 2000 (5)(9)
10.8	Amendment No. 1 to Consulting Agreement between eAutoclaims.com, Inc. and Liviakis Financial Communications, Inc. dated September 18, 2000 (5)(9)
10.9	Lease Agreement between eAutoclaims.com, Inc. and KWPH, Inc., dated October 17, 2000 (5)(9)
10.10	Service Agreement between eAutoclaims.com, Inc. and WE Securities, Inc. dated August 8, 2000 (5)(9)
10.11	Business Consulting Agreement between eAutoclaims.com, Inc. and TTG LLC dated September 8, 2000 (5)(9)
10.12	Commercial lease dated October 12, 1998 between Premier Express Claims, Inc. and Stephenson Park Associates Limited (5)(9)
10.13	[Reserved]
10.14	Certificate of Full Performance of Proposal – Form 46 filed by BDO Dunwoody Limited – Trustee dated May 8, 2000 (5)
10.15	Order of the Superior Court of Justice in the Matter of the Proposal of Transformation Processing, Inc. dated November 25, 1999 (5)
10.16	Proposal of Transformation Processing, Inc. – Court File No. 32-107046 filed in the Superior Court of Justice dated October 14, 1999. (5)
10.17	Share Exchange Agreement between Transformation Processing, Inc. and certain of its securities holders dated April 30, 2000 (5)
10.18	[Reserved]
10.19	Securities Purchase Agreement effective June 27, 2000 between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (5)
10.20	Certificate of Rights, Designations, Preferences and Limitations of Series A Convertible Preferred Stock (5)
10.21	Security Agreement between Thomson Kernaghan, as Agent and eAutoclaims.com, Inc. (5)
10.22	Form of Purchasers Warrant (5)
10.23	Form of Agents Warrant (5)
10.24	Registration Rights Agreement (5)
10.25	eAutoclaims.com, Inc. Agreement with Certain Securities Holders effective May 31, 2000 (5)
10.26	eAutoclaims.com, Inc. Agreement with Sovereign Partners, Ltd. effective May 31, 2000 (5)
10.27	eAutoclaims.com, Inc. Agreement with Dominium Capital Fund (5)
10.28	Form of Master Modification Agreement with Certain Security Holders dated January 12, 2001(6)
10.29	Restated master Modification Agreement dated May 2001
10.30	Modification agreement dated November 2001 superseding the original Modification Agreement dated January 12, 2001 and the Restated Modification Agreement dated May 2001

10.31	Form of Bricks to Clicks Service and License Agreement (6)
10.32	Form of Collision Repair Facility Agreement and Procedures (6)
10.33	Form of Change of Control and Termination Agreement (6)
10.34	Form of Officers/Directors Indemnification Agreement (6)
10.35	Bricks to Clicks Service and Licensing Agreement with Inspire Claims Management, Inc., dated November 1, 2000(6)(9)
10.36	Lease Agreement for 110 East Douglas Road dated September 2001 (6)
10.37	Form of Employee Confidentiality Agreement (6)
10.38	Letter Agreement with Liviakis Financial Communications, Inc. (6)
10.39	Letter Agreement with Former Liviakis Financial Communications, Inc. Employees (6)
10.40	Claims Management Services and License Agreement with Royal Indemnity Company, dated April 24, 2001(6)
10.41	Amended and Restated Employment Agreement with Eric Seidel effective May 21, 2001 (6)(9)
10.42	Form of Amendment to Certificate of Designation, Rights and Preferences of Series A Preferred Stock effective May 21, 2002 (7)
10.43	Agreement between Parts.com, Inc. and the Registrant effective May 1, 2001(6)
10.44	Form of Convertible Debenture (6)
10.45	Form of Warrants issued in connection with Convertible Debentures (6)
10.46	Form of Subscription Agreement for purchasers of Convertible Debentures (6)
10.47	Amended and Restated Employment Agreement with Eric Seidel, dated March 27, 2003 (9)
10.48	Employment Agreement with Scott Moore, effective April 25, 2003 (10)
10.49	Employment Agreement with Reed Mattingly, effective May 1, 2003 (9)
10.50	Employment Agreement with Dave Mattingly, effective May 1, 2003 (9)
10.51	Employment Agreement with Stacy Adams, effective May 1, 2003 (9)
10.52	Agreement by and between eAutoclaims.com, Inc. and Governor’s Road, LLC, effective October 23, 2003 (11)
10.53	Form of Amendment to Certificate of Rights, Designation and Preferences of Series A Preferred Stock, filed with the Nevada Secretary of State on November 20, 2003 (11)
10.54	Letter Agreement with Noble International Investments, Inc., dated April 22, 2004 (11)
10.55	Registration Rights Agreement relating to April/May 2004 Unit Offering (11)
10.56	Form of Common Stock Purchase Warrant relating to April/May 2004 Unit Offering (11)
10.57	Form of $250,000 Convertible Note and Related Matters with Christopher Korge, dated May ----, 2004 (11)
10.58	Form of Common Stock Purchase Warrant issued to Christopher Korge dated May----, 2004 (11)
10.59	Agreement with ADP Claims Solution Group, Inc. dated March 9, 2004 (11)
10.60	Employment Agreement with Eric Seidel, effective April 30, 2005 (13)
10.61	Employment Agreement with Larry Colton, effective May 1, 2005 (10)
10.62	Employment Agreement with Reed Mattingly, effective May 1, 2005 (10)
10.63	Employment Agreement with Dave Mattingly, effective May 1, 2005 (13)
10.64	Employment Agreement with Stacy Adams, effective May 1, 2005 (10)
10.65	Agreement for conversion of Convertible Preferred Stock, dated July 21, 2005 (13)
10.66	Building Lease (14)
10.67	PEO Contract (14)
10.68	Form of Warrant Exercise Term Sheet (15)
10.69	Form of Subscription Agreement (15)
10.70	Form of Registration Rights Agreement (15)
10.71	Form of Common Stock Purchase Warrant (15)
10.72	Letter Agreement with Noble International Investments, Inc (15)
10.73	Letter Of Intent with Fireman’s Fund Insurance Company, dated October 16, 2006 (16)
10.74	Employment Agreement with Jeffrey Dickson, effective April 1, 2007 (17)
10.75	Employment Agreement with Larry Colton, effective March 1, 2007 (17)
10.76	Employment Agreement with Don Thomas, effective January 8, 2007 (17)
10.77	Securities Purchase Agreement (18)
31	Certificates of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certificates pursuant to Section 1350 pursuant to Section 906 of Sarbanes-Oxley Note of 2002. *
99.1	Code of Ethics (12)

(1)	Incorporated by reference from the Registrant’s Form 10-SB filed on March 12, 1998 and amended on August 31, 1998 and October 22, 1998
(2)	Incorporated by reference from the Registrant’s Form 8-K filed on July 25, 2000
(3)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 1999
(4)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 1998
(5)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 2000
(6)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 2001
(7)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 2002
(8)	Incorporated by reference from the Registrant’s Form 10-KSB for fiscal year ended July 31, 2003
(9)	This Employment Agreement has been superseded by a new employment agreement filed herewith. See (10)
(10)	Terminated, no longer in effect
(11)	Incorporated by reference from the Registrant’s Form S-1 Registration Statement File No. 333-122975
(12)	Incorporated by reference from the Registrant’s Form 10-K for fiscal year ended July 31, 2004
(13)	Incorporated by reference from the Registrant’s Form 10-K for fiscal year ended July 31, 2005
(14)	Incorporated by reference from the Registrant’s Form S-1 Registration Statement File No. 333-133329
(15)	Incorporated by reference from the Registrant’s Form 8-K filed on March 22, 2006
(16)	Incorporated by reference from the Registrant’s Form 8-K filed on October 16, 2006
(17)	Incorporated by reference from the Registrant’s Form 8-K filed on April 24, 2007
(18)	Incorporated by reference from the Registrant’s 10-QSB filed on June 12, 2007
*	Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

          The firm of Goldstein Golub Kessler LLP (“GGK”) acted as our principal accountant for the year ended July 31, 2007. GGK had a continuing relationship with RSM McGladrey, Inc. (“RSM”), from which it leases auditing staff who are full time, permanent employees of RSM and through which its partners provided non-audit services. GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with the examination. On November 26, 2007, we were notified that certain partners of GGK became partners of McGladrey & Pullen, LLP pursuant to the terms of a limited asset purchase agreement and that, as a result thereof, GGK has resigned as our independent registered public accounting firm. McGladrey & Pullen, LLP was subsequently engaged as our new independent registered public accounting firm.

          Accordingly, the Company was billed for professional services rendered by GGK and M&P

          The following table sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

	2008	2007

Audit fees (1)	$101,000	$96,500
Audit-related fees (2)	0	2,682
All other fees - Sarbanes Oxley	0	0
Taxes	0	0

	$101,000	$99,182

(1)

Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees include the review of Form S-1 related to the Company’s registration and related offerings and accounting advice

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Oldsmar, State of Florida, on the 19th day of December 2008.

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

NAME	TITLE	DATE

/s/ Jeffrey Dickson	President, Chief Executive	December 19, 2008

Jeffrey Dickson	Officer and Director

/s/ William Austin Lewis IV	Chairman	December 19, 2008

William Austin Lewis IV

/s/ Larry Colton	Chief Financial Officer	December 19, 2008

Larry Colton	and Director

/s/ John K. Pennington	Director	December 19, 2008

John K. Pennington

/s/ Christopher Korge	Director	December 19, 2008

Christopher Korge

eAUTOCLAIMS, INC.
FINANCIAL STATEMENTS

JULY 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
eAutoclaims, Inc.

We have audited the accompanying balance sheet of eAutoclaims Inc. (the “Company”) as of July 31, 2008, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eAutoclaims, Inc. as of July 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and has a stockholders’ deficiency and working capital deficiency at July 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion of the effectiveness of eAutoclaims Inc.’s internal control over financial reporting as of July 31, 2008, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

MCGLADREY & PULLEN, LLP
New York, New York
December 18, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
eAutoclaims, Inc.

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of eAutoclaims, Inc. for the year ended July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of eAutoclaims, Inc. for the year ended July 31, 2007, in conformity with accounting principles generally accepted in the United States.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
November 6, 2007

eAUTOCLAIMS, INC.

BALANCE SHEET

July 31, 2008

ASSETS

Current Assets:
Cash and cash equivalents	$260,053
Accounts receivable, less allowance for doubtful accounts of $48,000	142,644
Prepaid expenses and other current assets	88,997

Total current assets	491,694

Property and equipment, net of accumulated depreciation	672,923
Restricted cash	420,000
Goodwill	1,081,843

Other assets	30,800

Deferred income tax asset, net of valuation allowance of $11,761,000

Total Assets	$2,697,260

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable, advanced payments and accrued expenses	$2,167,473
Notes payable, net of unamortized discount	450,000
Current portion of capital lease obligation	101,028
Current portion of deferred gain on building sale	108,135

Total current liabilities	2,826,636

Deferred gain on building sale, net of current portion	369,467
Capital lease obligation	97,346

Total liabilities	3,293,449

Stockholders’ Deficiency:

Convertible preferred stock - $.001 par value; authorized 5,000,000 shares No shares outstanding
Common stock - $.001 par value; authorized 150,000,000 shares, issued and outstanding 114,479,334 shares	114,479
Additional paid-in capital	31,488,689
Accumulated deficit	(32,152,175)
Treasury Stock, at cost, 238,536 shares	(47,182)

Stockholders’ Deficiency	(596,189)

Total Liabilities and Stockholders’ Deficiency	$2,697,260

eAUTOCLAIMS, INC.

STATEMENTS OF OPERATIONS

Year Ended July 31	2008	2007

Revenue:
Collision repairs management	$3,291,606	$9,017,872
Fleet repairs management	701,570	901,643
Fees and other revenue	1,786,904	1,871,478

Total revenue	5,780,080	11,790,993

Expenses:
Claims processing charges	3,139,101	8,115,161
Selling, general and administrative	3,916,189	5,544,234
Depreciation and amortization	432,914	454,772

Total expenses	7,488,204	14,114,167

Gain on contract termination		1,944,637

Net loss	$(1,708,124)	$(378,537)

Loss per common share-basic and diluted	$(0.02)	$(0.00)

Weighted-average number of common shares outstanding Basic and diluted	97,748,408	83,713,683

eAUTOCLAIMS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Year ended July 31, 2008

			Additional Paid-in Capital
	Common Stock			Accumulated Deficit		Stockholders’ Equity (Deficiency)
	Shares	Amount			Treasury Stock

Balance at July 31, 2006	80,750,105	80,750	28,789,176	(30,065,514)	(31,625)	(1,227,213)

Issuance of common stock upon exercise of options	344,370	344	4,110			4,454

Issuance of common stock upon exercise of warrants	9,895,488	9,896	1,458,561			1,468,457

Warrants issued on exercise program			45,889			45,889

Warrants issued with note payable			5,156			5,156

Purchase of Treasury Stock					(15,557)	(15,557)

Issuance of common stock to related parties for services	2,746,108	2,746	417,634			420,380

Vesting of options granted to employees			18,762			18,762

Net loss				(378,537)		(378,537)

Balance at July 31, 2007	93,736,071	$93,736	$30,739,288	$(30,444,051)	$(47,182)	$341,791

Issuance of common stock upon exercise of options	367,074	367	3,304			3,671

Issuance of common stock to related parties for services	3,233,333	3,234	136,266			139,500

Vesting of options granted to employees			26,909			26,909

Conversion of related party debt to equity	5,714,285	5,714	194,286			200,000

Proceeds from sale of common stock to related party, net of costs	11,428,571	11,428	362,922			374,350

Warrants issued on stock sale to related party			25,714			25,714

Net loss				(1,708,124)		(1,708,124)

Balance at July 31, 2008	114,479,334	$114,479	$31,488,689	$(32,152,175)	$(47,182)	$(596,189)

eAUTOCLAIMS, INC.

STATEMENTS OF CASH FLOWS

Year Ended July 31	2008	2007

Cash flows from operating activities:
Net loss	$(1,708,124)	$(378,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	432,914	454,772
Non-cash compensation expense	165,214	466,269
Impairment expense	17,000
Recognition of deferred gain on building sale	(108,132)	(108,130)
Bad debts	(2,000)	(120,000)
Gain on contract termination	—	(1,944,637)
Amortization of debt discount	5,156	1,445
Vesting of options granted to employees	26,909	18,762
Changes in operating assets and liabilities
Accounts receivable	118,697	422,362
Prepaid expenses and other assets	(582)	(13,737)
Accounts payable, advance payments and accrued expenses	104,968	(367,466)

Net cash used in operating activities	(947,980)	(1,568,897)

Cash flows from investing activities:
Purchases of property and equipment	(241,153)	(325,408)
Change in restricted cash	310,000	(730,000)

Net cash provided by (used in) investing activities	68,847	(1,055,408)

Cash flows from financing activities:
Proceeds from exercise of warrants		1,468,457
Proceeds from notes payable		550,000
Proceeds from exercise of options	3,671	4,454
Proceeds from note payable related party	200,000
Principal payment on note payable	(100,000)
Proceeds from sale of stock	374,350
Purchase of treasury stock		(15,557)
Principal payments on capital lease	(133,882)	(112,241)

Net cash provided by financing activities	344,139	1,895,113

Net decrease in cash and cash equivalents	(534,994)	(729,192)

Cash and cash equivalents at beginning of year	795,047	1,524,239

Cash and cash equivalents at end of year	$260,053	$795,047

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$93,723	$49,519

Supplemental disclosure of noncash investing and financing activities:

Equipment acquired by capital lease	$18,344	$303,512

Discount on notes payable relating to warrants		$5,156

Conversion of note payable related party to equity	$200,000

eAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	THE BUSINESS AND BASIS OF PRESENTATION

eAutoclaims, Inc. (the “Company”) is a Nevada corporation which provides Internet based vehicle collision claims services for insurance companies, Managing General Agents (MGA), third party claims administrators (TPA) and self-insured automobile fleet management companies. The Company accepts assignment of claims from customers, and provides vehicle repairs through a network of repair shops. The Company also handles estimate, audit and claims administration services for claims for which the Company does not perform the repair.

The Company uses the Internet to streamline and lower the overall costs of automobile repairs and the claims adjustment expenses of its clients.

Going Concern

Cash flows generated from operations, cash received from the issuance of notes and cash received as a result of the issuance of equity securities were sufficient to meet the Company’s working capital requirements for the year ended July 31, 2008. As shown in the financial statements, the Company has suffered recurring losses from operations including $1,708,124 for the year ended July 31, 2008, and has a stockholders’ deficiency of $596,189 and a working capital deficiency of $2,334,942 at July 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of assets and the satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan and ability to continue as a going concern is primarily dependent upon the ability to grow revenue through existing and new lines of business and attract additional capital through debt or equity financing. There can be no assurance that the Company will be able to grow revenues or secure sufficient additional financing to meet future obligations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value

The carrying value of accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of short-term maturity. The fair values of the notes payable are approximately equal to their principal amount.

Warranty

The Company provides a warranty on the repairs performed at its network shops and an accrual of $10,000 has been established as of July 31, 2008 for estimated future warranty costs. This accrual amount is reviewed periodically and adjusted as necessary based on factors including historical warranty expense and current economic trends. As a result of the review conducted as of July 31, 2008, the Company determined, based on warranty expenses actually incurred and anticipated future claims volume, that the warranty reserve should be reduced from $20,000 to $10,000.

eAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

Advertising Expense

The Company expenses costs for advertising as they are incurred. For the years ended July 31, 2008 and 2007 a total of $2,430 and $5,253, respectively, was expensed for advertising.

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

Impairment

The Company identifies and records impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. During the year ended July 31, 2008 the Company recorded $17,000 of expense for impairment of goodwill of $5,000 and the write-off of software of $12,000 that was no longer in use as part of selling, general and administrative expenses.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company adopted the provisions of FIN 48 effective August 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial condition or results of operations

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at July 31, 2008.

eAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

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

In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effects, if any, that SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, or SFAS No. 141(R). This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt this statement, as applicable, in its fiscal year beginning August 1, 2009.

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

eAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Stock Based Compensation

Stock based compensation consists of stock options and issuance of common stock for services. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over three years and have a term of five or ten years. Compensation expense for stock options is recognized over the vesting period for each separately vesting portion of the stock option award.

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS No. 123R”) utilizing the modified prospective method. Under the modified prospective method, the measurement provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, measured under the original provisions of SFAS 123, “Accounting for Stock Based Compensation”, is recognized in net earnings in the periods after the date of adoption. The compensation cost charged to operations pursuant to SFAS No. 123R for employee stock options was $26,909 and $18,762 for the years ended July 31, 2008 and 2007, respectively.

The fair value for options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the years ended July 31, 2008 and 2007. The risk-free interest rate was derived from the U.S. Treasury yield curve in effect at the time of the grant and was assumed to be 2.25% and 4.55% for the years ended July 31, 2008 and 2007, respectively. The volatility factor was determined based on an independent study and the assumed market volatility was 45% for both periods presented. The assumed dividend yield was 0% and an expected option life was assumed to be four years for both periods presented. The assumption for the expected life is based on evaluations of historical and expected future exercise behavior.

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

eAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

In accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services”, the Company measures the fair value of the equity instruments issued to non-employees using the stock price and other measurement assumptions as of the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or the date at which the counterparty’s performance is complete.

3.	SEGMENT INFORMATION

The Company currently operates only within the United States. Substantially, all of the Company’s revenue generating operations have similar economic characteristics, including the nature of the products and services sold; the type and class of clients for products and services; the methods used to deliver products and services and regulatory environments.

4.	PER SHARE CALCULATIONS

Basic loss per share is computed as net loss available to common stockholders divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the years ended July 31, 2008 and 2007, during which the Company reported a net loss, 21,905,886 and 16,723,961 shares issuable for options and warrants, respectively, were excluded from the diluted loss per share computation, as their effect would be anti-dilutive. Additionally, as of July 31, 2008 there were no convertible securities outstanding.

5.	PROPERTY AND EQUIPMENT

At July 31, 2008 property and equipment, at cost, consists of the following:

		Estimated Useful Life

Computer Equipment	$814,547	3 years
Software	1,832,998	3 years
Office equipment	111,725	3 to 10 years
Leasehold improvements	253,554	Term of Lease
Furniture and fixtures	64,020	7 to 10 years

	3,076,844
Less accumulated depreciation	2,403,921

	$672,923

At July 31, 2008 office equipment and software include amounts acquired under capital leases of approximately $432,000 with related accumulated depreciation of approximately $187,000.

eAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

6.	ACCOUNTS PAYABLE, ADVANCED PAYMENTS AND ACCRUED EXPENSES

At July 31, 2008 accounts payable, advanced payments and accrued expenses consist of the following:

Advanced payments from customers	$1,079,577
Accounts payable to repair facilities and other vendors	549,177
Accrued payroll and vacation wages	124,372
Other accrued liabilities (none in excess of 5% of current liabilities)	414,347

$2,167,473

7.	PURCHASE AND SALE OF BUILDING

During the year ended July 31, 2006, the Company completed a transaction in which it purchased its Oldsmar facility under a purchase agreement completed with the previous landlord, and immediately sold the facility to a third party. As part of the agreement to purchase the facility, the Company issued the previous landlord 400,000 shares of the Company’s common stock. The net result of the purchase and sale transaction, after deducting applicable expenses, was a gain to the Company of $756,943, which will be recognized over the term of the new seven year lease. Accordingly, in the years ended July 31, 2008 and 2007, the Company recognized gains of $108,132 each year from this transaction. The new lease, which runs through December, 2012, was signed with the new owner as part of the agreement to sell the facility.

8.	RESTRICTED CASH

During the year ended July 31, 2007, the Company had placed $730,000 in a certificate of deposit as collateral for a Letter of Credit issued to satisfy a contractual requirement with a client. According to the terms of the agreement, the client has the right to draw on the Letter of Credit if the client elects to terminate the contract, which has a three- year term, in the event the Company fails to meet certain service level and financial covenants. Failure to meet these covenants does not automatically invoke the contract termination. The Company also has the ability to terminate the Letter of Credit when certain financial benchmarks are attained.

At July 31, 2008, the Company had a $420,000 balance in this certificate of deposit. In January 2008 the Company reached an agreement with the beneficiary of this Letter of Credit to reduce the required amount from $730,000 to $420,000. Accordingly, the Company reduced the certificate of deposit being held as collateral for the Letter of Credit from $730,000 to $420,000 and returned $310,000 to working capital. According to the terms of the agreement, the client has the right to draw on the Letter of Credit if the client elects to terminate the contract, which has approximately two years remaining on the original three-year term, in the event the Company fails to meet certain service level and financial covenants. Failure to meet these covenants does not automatically invoke the contract termination. The Company also has the ability to reduce further or terminate the Letter of Credit when certain financial benchmarks are attained.

eAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

9.	LINE OF CREDIT

The Company has a $75,000 line of credit established with its bank. Under the terms of the agreement, the Company may borrow any amount up to the maximum value of the line and will pay monthly interest at a rate of prime plus 7% on the unpaid balance. As of July 31, 2008, the Company had no outstanding borrowings against this credit line.

10.	NOTES PAYABLE

The Company received a total of $550,000 from the issuance of notes in February and March 2007 to multiple investors. The proceeds were used to help fund the certificate of deposit used as collateral for a Letter of Credit. The one-year notes, which required repayment in full of the principal on various dates between February 8, 2008 and March 30, 2008, paid monthly interest at an annual rate of 12%. In addition to the interest earned, each investor received three-year, $0.16 warrants to purchase shares of the Company’s common stock equal to 93,750 warrants for each $50,000 invested. A total of 1,031,250 warrants were issued to these investors. The Company also agreed that, in the event of default of the principal repayment, each investor would be issued shares of the Company’s common stock in an amount equal to 450,000 shares for each $50,000 invested and additional warrants equal to 30% of the amount invested. Under these terms, if a default occurred, the Company would be required to issue a total of 4,950,000 shares and 165,000 additional new three-year warrants with an exercise price equal to eighty percent (80%) of the average closing price per share of the Company’s common stock for a period of ten (10) consecutive business days ending immediately prior to the date which causes a default.

During the year ended July 31, 2008 the Company repaid holders of notes a total of $100,000 and reached agreement with the holders of the remaining notes to extend the maturity dates under the same terms and conditions as under the original agreement. Under the extended agreements, $200,000 of the notes now mature in September 2008 and $250,000 of the notes now mature in February and March 2009. The Company will continue to pay monthly interest at an annual rate of 12% to the note holders until the new maturity dates. The number of shares and warrants that would be required to be issued to current note holders in the event of a default has therefore been reduced to 4,050,000 shares and 135,000 warrants to reflect the effect of the repayment of $100,000 of the original notes.

In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), proceeds received from the sale of debt with detachable stock purchase warrants should be allocated to both debt and warrants based on their relative fair value, with the portion allocable to the warrants to be accounted for as Additional Paid in Capital and reduce the carrying value of debt. In order to determine the fair value of the warrants, the Company employed several valuation models to arrive at a value of $5,156 for the warrants. This amount was amortized to interest expense over the initial twelve-month term of the notes. At July 31, 2008, the discount on the notes had been amortized in full.

eAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

11.	RELATED PARTY TRANSACTION

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

12.	LITIGATION

In April 2008, the Company reached a settlement with its former Chief Executive Officer regarding a lawsuit filed against the Company by him in December 2007. Under terms of the agreement, the Company paid the former CEO a total of $10,000.

13.	COMMITMENTS AND CONTINGENCIES

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

eAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

The Company leases equipment and facilities under non-cancelable capital and operating leases expiring on various dates through December 2012. The main operating lease consists of a seven-year lease for 30,000 square feet of a 62,000 square foot facility. Rent, including applicable taxes, at the period ended July 31, 2008 was $23,005 per month and increases 3% at the beginning of each calendar year through the remaining life of the lease. Total rent expense under the operating leases for the years ended July 31, 2008 and 2007 totaled approximately $273,000 and $265,000 respectively. During the fourth quarter of fiscal 2008, the Company concluded an agreement with its landlord whereby payment of $11,500 per month of the monthly rent would be deferred until November, 2008 at which time the regular monthly rent payment would be resumed plus an additional $6,500 per month of the arrearage until the balance is brought current. The Company agreed to pay interest at the rate of 8% on the deferred balance, which will be paid when the arrearage is eliminated.

The approximate minimum future payments under this operating lease are payable as follows:

Year ending July 31,

2009	316,000
2010	290,000
2011	299,000
2012	308,000
2013	103,000

$1,316,000

The Company leases equipment under non-cancelable capital leases expiring on various dates through fiscal 2011. The approximate minimum future payments under these capital leases are payable as follows:

Year ending July 31,

2009	$118,000
2010	96,000
2011	6,000

$220,000

Less amount representing interest	22,000

198,000
Less current maturities	101,000

Long-term capital lease obligation less current maturities	$97,000

Interest expense on capital leases for the years ended July 31, 2008 and 2007 amounted to approximately $25,000 and $17,000, respectively.

eAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

14.	STOCKHOLDERS’ EQUITY

During the year end July 31, 2008 the Company issued 3,183,333 shares of common stock to three Directors for services rendered in accordance with the approved Board compensation plan. A total of $136,000 was charged to expense during this period, which was approximately equal to the fair market value of the shares at the time of issuance. In addition, 50,000 shares of common stock were issued to a member of management in accordance with the terms of his employment agreement. A total of $3,500 was charged to expense, which was approximately equal to the fair market value of the shares at the time of issuance.

During the year ended July 31, 2008 a total of 367,074 shares of common stock were issued as a result of the exercise of outstanding options, all with a strike price of $0.01. Of this total, 200,000 options were exercised by the President and CEO. The Company received proceeds of $3,671.

In May 2008, the Chairman of the Board agreed to convert his $200,000 in outstanding notes payable into shares of the Company’s common stock at the fair market value of $.035 per share. A total of 5,714,285 shares were issued as a result of this conversion. Also in May, 2008, the Company raised an additional $400,000 for working capital purposes from the Chairman through the issuance of shares and warrants of the Company’s common stock. As a result of this transaction, the Company issued a total of 11,428,571 shares to the Chairman at the approximate fair value of $.035 per share. The Company also issued a three year warrant to the Chairman of the Board to purchase 8,571,428 shares of the Company’s common stock at an exercise price of $.035 per share. A total of $25,714 was charged to expense, which represented the fair value of the warrants. The Company also paid $1,650 for legal fees and $24,000 to an agent for helping to facilitate this transaction.

At July 31, 2008 the Company had a total of 20,606,112 outstanding warrants to purchase common stock with exercise prices ranging from $0.035 to $0.63 and which expire at various dates through June 2011.

During the fiscal year ended July 31, 2007 the Company issued a total of 2,746,108 shares of common stock in exchange for services. Of this total, 121,858 shares were issued to members of management in accordance with the terms of their employment contracts and $17,623 was charged to expense during this period, which was approximately equal to the fair market value of the shares at the time of issuance. The Company issued a total of 650,000 shares to a sales consultant, worth $91,000 at fair market value which was charged to expense during the period in which they were earned. The Company also issued a total of 1,974,250 shares of common stock to four outside directors and the Chairman of the Board in exchange for their services.

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

eAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

During the year ended July 31, 2007 a total of 344,370 net shares of common stock were issued to employees and a consultant as a result of the exercise of outstanding options, all with a strike price of $0.01. This reflected a total of 101,036 options that were exercised and subsequently sold back by four senior managers who delivered these shares to satisfy tax withholding requirements. These shares were valued at $15,557 which represents the fair value of the shares at the time of surrender.

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

The Company is authorized to issue 5,000,000 shares of $.001 par value, series A, convertible preferred stock. As of July 31, 2008 there were no shares of preferred stock outstanding.

15.	STOCK OPTIONS

The Company has an incentive stock option plan under which options to purchase shares of common stock may be granted to certain key employees. The exercise price is based on the fair market value of such shares as determined by the board of directors at the date of the grant of such options. As of July 31, 2008, 16,755,400 shares are authorized for award under the plan.

A summary of the status of the Company’s options as of July 31, 2008 and 2007 and changes during the years then ended is presented below:

	July 31, 2008		July 31, 2007

	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Balance at beginning of year	2,030,348	$0.28	3,274,254	$0.32
Granted	150,000	0.06	200,000	0.15
Cancelled or Expired	(513,500)	0.20	(998,500)	0.51
Exercised	(367,074)	0.01	(445,406)	0.01

Outstanding at end of year	1,299,774	$0.36	2,030,348	$0.28

Options exercisable at end of year	1,149,774	$0.40	1,830,348	$0.29

Weighted Average fair value of options granted during the period		$0.02		$0.06

•	The value of options exercised in the fiscal years ended 2008 and 2007 was $3,671 and $4,454, respectively.
•	The fair value of vested options in fiscal 2008 was $26,909.
•	As of July 31, 2008, all compensation costs relating to option awards have been recognized.

eAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at July 31, 2008:

	Options Outstanding		Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted average Remaining Contractual Life	Weighted average Exercise Price	Number Exercisable	Weighted average Exercise Price

$0.01	203,274	4.62	$0.01	203,274	$0.01
$0.10 -$.47	966,500	2.36	0.21	816,500	0.24
$.51 -$2.00	130,000	1.96	2.00	130,000	2.00

$0.01 - $2.00	1,299,774		$.36	1,149,774	$0.40

The intrinsic value of shares outstanding and exercisable at July 31, 2008 and 2007 was approximately $4,000 and $95,000, respectively.

During the year ended July 31, 2008 the Company granted 150,000 options to its Board members according to the approved Board Compensation plan. The weighted average fair value of these options using a Black-Scholes valuation model was $.02.

16.	INCOME TAXES:

As of July 31, 2008 the Company had deferred tax assets of approximately $11,582,000 resulting from temporary differences and net operating loss carry-forwards of approximately $27,000,000 which are available to offset future taxable income, if any, through 2028. However, as of July 31, 2002 approximately $10,452,000 of those losses is subject to an annual limitation of deducting $267,000 per year against future operating income. The utilization of the net operating loss carry forwards may also be limited as a result of “change of ownership” provision under section 382 of the Internal Revenue Services Code. . As utilization of the net operating loss carry-forwards and temporary differences is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance.

eAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

The tax effects of temporary differences, loss carry-forwards and the valuation allowance that give rise to deferred income tax assets were as follows:

	July 31, 2008

Temporary differences:
Allowance for doubtful accounts		19,000
Accrued vacation		22,000
Compensation not currently deductible		857,000
Deferred gain on building		148,000
Property and equipment		6,000
Net operating losses		10,709,000
Less valuation allowance		<11,761,000	>

Deferred tax assets	$	- 0 -

The reconciliation of the effective income tax rate to the federal statutory rate for each of the years ended July 31, 2008 and 2007 is as follows:

Federal income tax rate	(34.0	) %
State income tax rate	(6.0	) %
Change in valuation allowance on net operating loss carry-forwards	40.0%

Effective income tax rate	- 0 -%

17.	EMPLOYEE BENEFIT PLAN

The Company has a noncontributory defined contribution plan under Section 401 (k) of the Internal Revenue Code covering all qualified employees. An officer of the Company serves as trustee of the plan. The Company did not make a contribution to the plan for the years ended July 31, 2008 or 2007.

18.	MAJOR CUSTOMERS

During the years ended July 31, 2008 and 2007, one customer accounted for 18% and 38% of total revenue respectively. During the years ended July 31, 2008 and 2007 a second customer accounted for approximately 14% and 18% of total revenue, respectively. At July 31, 2008, our two largest customers accounted for 27% of the outstanding accounts receivable.

19.	SUBSEQUENT EVENT

On September 25, 2008 the Company borrowed $50,000 against its $75,000 bank line of credit. On October 1, 2008, the Company drew down the remaining $25,000 of the line of credit.