Form 10-Q
period 2008-10-31
EAUTOCLAIMS, INC
filed 2009-01-22
CIK 1034694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 31, 2008

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, $.001 par value, as of December 31, 2008: 114,479,334 shares

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

EAUTOCLAIMS, INC.

INDEX TO FORM 10-Q

__________________________________________________

PART I

FINANCIAL INFORMATION

EAUTOCLAIMS, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The financial statements of eAutoclaims, Inc. (the “Company”) included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the financial statements of the Company as included in the Company’s Form 10-KSB for the year ended July 31, 2008.

eAUTOCLAIMS, INC.

BALANCE SHEETS

October 31, 2008 (unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$126,838
Accounts receivable, less allowance for doubtful accounts of $48,000	73,012
Prepaid expenses and other current assets	118,580
Total current assets	318,430

Property and equipment, net of accumulated depreciation	609,003
Restricted cash	420,000
Goodwill	1,081,843

Other assets	30,800

Deferred income tax asset, net of valuation allowance of $11,919,000

Total Assets	$2,460,076

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable, advanced payments and accrued expenses	$2,267,255
Notes payable, net of unamortized discount	522,864
Current portion of capital lease obligation	101,028
Current portion of deferred gain on building sale	108,135
Total current liabilities	2,999,282

Deferred gain on building sale, net of current portion	342,434
Capital lease obligation	72,996
Total liabilities	3,414,712

Stockholders’ Deficiency:

Convertible preferred stock - $.001 par value; authorized 5,000,000 shares No shares outstanding
Common stock - $.001 par value; authorized 150,000,000 shares, issued and outstanding 114,479,334 shares	114,479
Additional paid-in capital	31,488,689
Accumulated deficit	(32,510,622)
Treasury Stock, at cost, 238,536 shares	(47,182)
Stockholders’ Deficiency	(954,636)
Total Liabilities and Stockholders’ Deficiency	$2,460,076

eAUTOCLAIMS, INC.

STATEMENTS OF OPERATIONS

	Three-month Period Ended October 31, 2008	Three-month Period Ended October 31, 2007
	(unaudited)	(unaudited)
Revenue:
Collision repairs management	$477,927	$1,030,430
Fleet repairs management	180,436	200,222
Fees and other revenue	450,980	352,069

Total revenue	1,109,343	1,582,721

Expenses:
Claims processing charges	570,549	965,151
Selling, general and administrative	795,142	1,161,256
Depreciation and amortization	102,099	107,613
Total expenses	1,467,790	2,234,020

Net loss	$(358,447)	$(651,299)

Loss per common share-basic and diluted	$(0.00)	$(0.01)

Weighted-average number of common shares outstanding Basic and diluted	114,479,334	93,796,609

eAUTOCLAIMS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

Three-month period ended October 31, 2008			Additional
(unaudited)	Common Stock		Paid-in	Accumulated		Stockholders’
	Shares	Amount	Capital	Deficit	Treasury Stock	Equity (Deficiency)

Balance at July 31, 2008	114,479,334	$114,479	$31,488,689	$(32,152,175)	$(47,182)	$(596,189)

Net loss				(358,447)		(358,447)

Balance at October 31, 2008	114,479,334	114,479	31,488,689	(32,510,622)	(47,182)	(954,636)

eAUTOCLAIMS, INC.

STATEMENTS OF CASH FLOWS

	Three-month Period Ended October 31, 2008	Three-month Period Ended October 31, 2007
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(358,447)	$(651,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,099	107,613
Non-cash compensation expense		33,000
Recognition of deferred gain on building sale	(27,033)	(27,033)
Bad debts	—	(3,000)
Amortization of debt discount	—	2,031
Vesting of options granted to employees		25,232
Changes in operating assets and liabilities
Accounts receivable	69,632	46,523
Prepaid expenses and other assets	(29,583)	(158,941)
Accounts payable, advance payments and accrued expenses	97,646	319,430
Net cash used in operating activities	(145,686)	(306,444)

Cash flows from investing activities:
Purchases of property and equipment	(38,179)	(72,272)

Net cash used in investing activities	(38,179)	(72,272)

Cash flows from financing activities:
Proceeds from exercise of options		3,604
Proceeds from note payable	75,000
Principal payments on capital lease	(24,350)	(56,382)
Net cash provided by (used) in financing activities	50,650	(52,778)

Net decrease in cash and cash equivalents	(133,215)	(431,494)

Cash and cash equivalents at beginning of period	260,053	795,047

Cash and cash equivalents at end of period	$126,838	$363,553

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$19,611	$26,244

EAUTOCLAIMS, INC.

NOTES TO FINANCIAL STATEMENTS

____________________________________________________________

Note 1 – Basis of Presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly the financial position of eAutoclaims, Inc. as of October 31, 2008 and its results of operations and cash flows for the three-month periods ended October 31, 2008 and 2007. Results of operations for the three-month period ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

Going Concern

As shown in the financial statements, the Company has suffered recurring losses from operations totaling $358,447 for the three months ended October 31, 2008, and has a stockholders’ deficiency of $954,636 and a working capital deficiency of $2,680,852 at October 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value

The carrying value of accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of short-term maturity. The fair value of the notes payable are approximately equal to their principal amount.

Warranty

The Company provides a warranty on the repairs performed at its network shops and an accrual of $10,000 has been established as of October 31, 2008 for estimated future warranty costs. This accrual amount is reviewed periodically and adjusted as necessary based on factors including historical warranty expense and current economic trends.

Advertising Expense

The Company expenses costs for advertising as they are incurred. In the three-months ended October 31, 2008, the Company had no expenses for advertising. For the three-months ended October 31, 2007, $863 was expensed for advertising.

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

Impairment

The Company identifies and records impairment on long-lived assets, including goodwill, when events and circumstances indicate that such assets have been impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows, and recognizes impairment, if any, based on expected discounted cash flows. At October 31, 2008 no such impairment existed.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company adopted the provisions of FIN 48 effective August 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at October 31, 2008.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 effective August 1, 2008. The adoption of SFAS No. 157 did not have any effect on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS No. 159 effective August 1, 2008. The adoption of SFAS No. 159 did not have any effect on the Company’s financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, or SFAS 161. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financials performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedging items, bifurcated derivatives, and non derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the effects, if any, that SFAS 161 will have on its financial statements.

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

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS No. 123R”) utilizing the modified prospective method. Under the modified prospective method, the measurement provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, measured under the original provisions of SFAS 123, “Accounting for Stock Based Compensation”, is recognized in net earnings in the periods after the date of adoption. During the three-months ended October 31, 2008 the Company had no compensation cost charged to operations pursuant to SFAS No. 123R for employee stock options as compared to $25,232 for the three-months ended October 31, 2007.

The fair value for options is estimated at the date of grant using a Black-Scholes option-pricing model. The Company did not issue any options for the three-months ended October 31, 2008. Assumptions for the options issued for the three-months ended October 31, 2007 were as follows. The risk-free interest rate was derived from the U.S. Treasury yield curve in effect at the time of the grant and was assumed to be 3.89%. The volatility factor was determined based on an independent study and the assumed market volatility was 45%. The assumed dividend yield was 0% and an expected option life was assumed to be four years. The assumption for the expected life is based on evaluations of historical and expected future exercise behavior.

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

Note 3 – Restricted Cash

At October 31, 2008, the Company had $420,000 in a certificate of deposit as collateral for a Letter of Credit issued to satisfy a contractual requirement with a client. According to the terms of the agreement, the client has the right to draw on the Letter of Credit if the client elects to terminate the contract, which has approximately 15 months remaining on the original three-year term, in the event the Company fails to meet certain service levels and performance requirements. Failure to meet these performance requirements does not automatically invoke the contract termination. The Company also has the ability to reduce further or terminate the Letter of Credit when certain financial benchmarks are attained.

Note 4 – Notes Payable

At October 31, 2008 the Company had a total of $522,864 in the form of unsecured notes payable to multiple investors and for amounts drawn on a line of credit the Company has with its bank. Of this total, $250,000 is due to investors on notes that expire in February and March, 2009 and $200,000 is due on a note that expires in September, 2009. These notes require payment of monthly interest of 12% and full repayment of the principal on the maturity dates of the notes. In addition to the interest, the terms of the agreements require that, in the event of default of the principal repayment, each investor would be issued shares of the Company’s common stock in an amount equal to 450,000 shares for each $50,000 invested and additional warrants equal to 30% of the amount invested. Under these terms, if a default occurred, the Company would be required to issue a total of 4,050,000 shares and 135,000 additional new three-year warrants with an exercise price equal to eighty percent (80%) of the average closing price per share of the Company’s common stock for a period of ten (10) consecutive business days ending immediately prior to the date which causes a default.

In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), proceeds received from the sale of debt with detachable stock purchase warrants should be allocated to both debt and warrants based on their relative fair value, with the portion allocable to the warrants to be accounted for as Additional Paid in Capital and reduce the carrying value of debt. In order to determine the fair value of the warrants, the Company employed several valuation models to arrive at a value of $5,156 for the warrants. This amount was amortized to interest expense over the initial twelve-month term of the notes. At October 31, 2008, the discount on the notes had been amortized in full.

During the three-months ended October 31, 2008, the Company borrowed $75,000 from its bank under an established line of credit, which represents the total amount available. Under the terms of the agreement, the Company pays interest at a rate of prime plus 7% on the unpaid balance. At October 31, 2008, the Company had borrowings of $72,864 against the credit line.

Note 5 – Segment Information

The Company currently operates only within the United States. Substantially, all of the Company’s revenue generating operations have similar economic characteristics, including the nature of the products and services sold; the type and class of clients for products and services; the methods used to deliver products and services and regulatory environments.

Note 6 – Stock Based Compensation

A summary of the status of the Company’s options for the three-months ended October 31, 2008 is as follows:

	Shares	Weighted Average exercise Price	Remaining Life
Balance at beginning of period	1,299,774	$0.36
Granted	0	$0.00
Cancelled or Expired	(75,000)	$0.34
Exercised	0	$0.00

Outstanding at end of period	1,224,774	$0.36	2.54

At October 31, 2008, intrinsic value of outstanding options was $2,033.

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

Note 7 – Per share calculations

Basic loss per share is computed as loss available to common stockholders divided by the weighted- average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and convertible securities. For the three-month periods ended October 31, 2008 and 2007, during which the Company reported a loss, 21,630,886 and 16,401,095, respectively, of options and warrants were excluded from the diluted loss per share computation, as their effect would be anti-dilutive. Additionally, as of October 31, 2008 and 2007, there were no convertible securities outstanding.

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

For our outsourcing customers, we approve all repair shops for inclusion in our network and determine which repair shop will ultimately perform the repairs. We receive a discount from repair facilities that are members of our provider network. The revenues generated from the vehicle repair facilities through our provider network accounted for approximately 59% of the revenue for the three-months ended October 31, 2008. We are paid a fee on a per claims basis from our insurance and fleet company customers for each claim that we process through our system. For the three-months ended October 31, 2008, approximately 41% of the revenue has been received from claims processing fees and other revenue. Other revenue consists mostly of the sale of estimating software, license fees, fees from taking first notice of loss reports, fees from service partners (ASP fees) and subrogation income.

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

Our AuditPro product is a rules-based estimate auditing application which contributes to our high margin ASP revenue. Large carriers can use AuditPro as a stand-alone model that can be integrated within their organization without the need for significant initial cost and without materially changing their internal workflow.

We are in the process of adding technology solutions for the financial services industry relevant to repossessed collateral disposal and lease turn-ins. The product, known as eAuto Total Repossession and Remarketing, is a complete solution for automobile loan originators that provides a live portal for these customers to take non-performing loans that go into default from the initial repossession of the asset all the way to the final remarketing. We anticipate the introduction of the product to the marketplace in the first calendar quarter of 2009.

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

We maintain an allowance for doubtful accounts for losses that we estimate will arise from the customers’ inability to make required payments. Collectability of the accounts receivable is estimated by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At October 31, 2008 the allowance for doubtful accounts was approximately $48,000.

Accounting for income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We have recorded valuation allowances against our deferred tax assets of $11,919,000 as of October 31, 2008. The deferred tax asset consists mainly of net operating losses previously not realized and stock compensation currently not deductible. The valuation allowance was necessary because the use of these deductions is not reasonably assured since the Company has not reached profitability.

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

Management’s Operating Plan

We continue to pursue our growth strategy, the main points of which are outlined below, and have achieved success in fiscal 2008 in certain specific areas. We have also completed the stand alone version of our “Audit Pro” estimating tool and anticipate deploying this product to several new clients. We continue to explore additional opportunities and strategic alliances with other partners, both in the insurance industry and in compatible industries, including financial institution markets. We believe that these markets will provide significant opportunities for revenue growth beginning in fiscal 2009.

Specifically, the main points of our growth strategy are as follows:

•	Grow direct sales channel.

•	Grow the number of Tier One insurance providers for stand alone AuditPro.

•	Open the financial institution markets using eAuto Total Repossession and Remarketing.

•	Expand our offerings of newly enhanced applications and tools to our existing client base on an ASP transactional or monthly license fee basis.

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

Results of Operations

For the three-months ended October 31, 2008 compared to the three-months ended October 31, 2007.

Revenue

Total revenue for the three-months ended October 31, 2008 was approximately $1.1 million compared to the approximately $1.6 million in revenue reported for the three-months ended October 31, 2007. During the three-months ended October 31, 2008 we derived 64% of our revenue from four customers combined. The decrease in total revenue in the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, was due primarily to the reduction in revenue experienced as a result of the wind down of clients associated with our co-marketing agreement, the loss of certain smaller clients and reductions due to fewer claims being processed by current clients.

For the three-months ended October 31, 2008, collision repair management revenue, including glass repair revenue, was approximately $.5 million compared to $1 million for the three-months ended October 31, 2007. This decrease in revenue is the result of circumstances previously described above.

Fleet repair revenue decreased by approximately $20,000 from approximately $200,000 for the three months ended October 31, 2007 to approximately $180,000 for the three months ended October 31, 2008. The decrease in fiscal 2009 is due to fewer claims being processed through normal business fluctuations from our existing fleet customers.

For the three months ended October 31, 2008, fees and other revenue increased approximately $98,000 as compared to the three months ended October 31, 2007. The net increase is primarily the result of license fees received from a client which were not received during the same period in fiscal 2008 offsetting the lower transaction fee revenue received in fiscal 2009 as a result of the loss of fee revenue associated with the claims processed as collision management revenue and described above.

Claims Processing Charges

Claims processing charges include the costs of collision, fleet and glass repairs paid to repair shops within our repair shop network. Claims processing charges for the three-months ended October 31, 2008, were approximately $570,000. This compares to approximately $965,000 for the three-months ended October 31, 2007. Claims processing charges are primarily the costs of collision repairs paid by us to our collision repair shop network and the increase or decrease of these costs is a function of the increase or decrease of the repair and fleet revenues earned during the period.

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

Selling, General and Administrative (SG&A) Expenses

SG&A expense is mainly comprised of salaries and benefits, facilities related expenses, telephone and internet charges, legal and other professional fees, and travel expenses. SG&A expenses for the three-months ended October 31, 2008 were approximately $800,000. This represents a decrease of approximately 32% from the approximately $1.2 million for the three-months ended October 31, 2007. Payroll and benefit related expenses for the three-months ended October 31, 2008 totaled approximately $500,000 compared to approximately $700,000 for the three-months ended October 31, 2007. The decrease in payroll expense is primarily the result of the implementation of staff reductions relating to the reduction in revenues described above. Additional expense reductions were realized in: travel ($21,000), significant reductions in professional fees ($77,000), reductions of board compensation ($52,000) and the remainder ($50,000) a result of reductions of miscellaneous expenses.

SG&A expenses also include non-cash charges. For the three-months ended October 31, 2008 these non-cash charges netted to approximately $75,000 which includes $102,000 for depreciation expense and a reduction to non-cash expense of approximately $27,000 as a result of recognizing the gain on our fiscal year 2006 building sale-leaseback transaction. For the three-months ended October 31, 2007 these non-cash charges netted to approximately $138,000. These non-cash charges included approximately $108,000 for depreciation expense, $33,000 of common stock issued to pay fees to directors for services rendered during the period, approximately $25,000 expensed as result of implementing SFAS 123R, which requires expensing of stock options as they become vested and approximately $2,000 amortized for the discount on the notes payable. In addition, reductions to non-cash expense of approximately $27,000 was realized for the three months ended October 31, 2007 as a result of recognizing the gain on our fiscal year 2006 building sale-leaseback transaction and approximately $3,000 for the change in the allowance for doubtful accounts.

Also included in the SG&A is interest expense related primarily to capital leases and notes payable. For the three-months ended October 31, 2008, this interest expense totaled approximately $20,000 of which approximately $18,000 was for capital leases and notes payable. This compares to interest expense of approximately $26,000 for the three-months ended October 31, 2007 of which $17,000 was for notes payable.

Net Income/Loss

For the three-months ended October 31, 2008 net loss totaled approximately $358,000. This amount includes approximately $27,000 of the gain recognized on our fiscal year 2006 building sale-leaseback transaction and approximately $102,000 of non-cash charges representing depreciation. For the three months ended October 31, 2007 net loss totaled approximately $651,000. This amount includes approximately $27,000 of the gain recognized on our fiscal year 2006 building sale-leaseback transaction and approximately $165,000 on non-cash charges, including depreciation.

Liquidity and Capital Resources

At October 31, 2008, we had approximately $126,000 in cash and cash equivalents. This is a decrease of approximately $133,000 from July 31, 2008. We have a working capital deficiency of approximately $2.7 million as of October 31, 2008 compared to a deficiency of approximately $2.3 million as of October 31, 2007. Other than working capital generated from operations, our primary source of working capital during the three-months ended October 31, 2008 was from borrowings against the line of credit we had established with our bank. During the period ended October 31, 2008 we borrowed a total of $75,000 against this line of credit, which represented the total amount available to us. At October 31, 2008 we had a balance due on the credit line of $72,864.

We have invested considerable time and resources in the development of our application for the financial services business sector and we expect to receive cash from operations as we deploy this product throughout the remainder of calendar 2009. If revenues grow they will provide working capital, but because revenue growth is not guaranteed, we continue to analyze options for additional financing, including the exercise of outstanding warrants, issuance of additional debt, issuance of additional equity securities and the potential sale or licensing of our Business Process Outsourcing business. We cannot assure you that we will be able to raise such funds or that such funds will be available to us on favorable terms. If we raise additional funds through the issuance of our securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. If we are unable to generate sufficient revenue from operations or obtain additional funding when required, we could be forced to curtail or possibly cease operations. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period.

Debt and Contractual Obligations

Our commitments for debt and other contractual arrangements as of October 31, 2008 are summarized as follows:

	Twelve months ending October 31,
	2009	2010	2011	2012	2013	Total

Property lease	$358,000	$292,000	$301,000	$310,000	$26,000	$1,287,000
Equipment lease	104,000	66,000	4,000			174,000
Notes payable	523,000					523,000
Employee compensation	499,000	65,000				564,000
	$1,484,000	$423,000	$305,000	$310,000	$26,000	$2,548,000

We lease equipment and facilities under non-cancelable capital and operating leases expiring on various dates through 2013. The main operating lease consists of a 7-year lease for 30,000 square feet of a 62,000 square foot facility. This lease runs through December 2012. Our rent for 2008, including applicable taxes, is $23,005 per month and increases 3% each year through the remaining life of the lease. During fiscal year 2008 we reached an agreement with our landlord whereby we deferred payment of $11,500 per month of our monthly rental until May, 2010. A total of $69,000, representing six months of deferred rent, is included in the schedule above.

Inflation

We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

Seasonality

We typically experience a slow down in revenue during November and December each year. Consumers tend to delay repairing their vehicles during the holidays.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of October 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended October 31, 2008. We have not identified any significant deficiency or material weakness in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	January 21, 2009	By:	/s/ Jeffrey Dickson
Jeffrey Dickson, President and Chief Executive Officer

Date:	January 21, 2009	By:	/s/ Larry Colton
Larry Colton, Chief Financial Officer and Principal Accounting Officer